Form 10-Q
period 2002-06-30
COMMUNITY VALLEY BANCORP
filed 2002-08-14
CIK 1170833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31525

COMMUNITY VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0479553 (IRS Employer ID Number)
2041 Forest Avenue, Chico, California (Address of principal executive offices)	95928 (Zip code)

(530) 899-2344
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ☐    No ☒ (This is the first Form 10-Q to be filed by Community Valley Bancorp)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        No par value Common Stock—1,997,705 shares outstanding at July 31, 2002.

PART 1—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

(In thousands)	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$12,554	$12,402
Federal funds sold	30,250	37,270
Interest-bearing deposits in banks	1,486	694
Investment securities (market value of $3,360 at June 30, 2002 and $3,037 at December 31, 2001)	3,321	3,007
Loans, less allowance for loan losses of $2,647 at June 30, 2002 and $2,400 at December 31, 2001	217,493	203,854
Bank premises and equipment, net	6,483	5,642
Accrued interest receivable and other assets	10,473	9,595

	$282,060	$272,464

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$38,214	$45,838
Interest bearing	216,319	200,582

Total deposits	254,533	246,420
Long-term debt	792	852
Accrued interest payable and other liabilities	3,840	4,372

Total liabilities	259,165	251,644

Commitments and contingencies
Shareholders' equity:
Common stock—no par value; 17,777,777 shares authorized; issued and outstanding—1,997,205 shares at June 30, 2002 and 1,986,433 Shares at December 31, 2001	6,343	6,131
Unearned ESOP shares (52,088 shares at June 30, 2002 and 55,252 shares at December 31, 2001, at cost)	(876)	(902)
Retained earnings	17,418	15,591
Accumulated other comprehensive income (Note 3)	10	0

Total shareholders' equity	22,895	20,820

	$282,060	$272,464

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months		Six months
(In thousands, except per share data) For the periods ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$4,170	$4,780	$8,328	$9,419
Interest on Federal funds sold	148	130	288	282
Interest on deposits in banks	14	14	24	37
Interest and dividends on investment securities:
Taxable	20	27	34	57
Exempt from Federal income taxes	26	31	51	62
Dividends	1	1	1	1

Total interest income	4,379	4,983	8,726	9,858

Interest expense:
Interest on deposits	1,157	1,935	2,487	3,766
Interest on long-term debt	10	12	20	28

Total interest expense	1,167	1,947	2,507	3,794

Net interest income	3,212	3,036	6,219	6,064
Provision for loan losses	150	250	253	375

Net interest income after provision for loan losses	3,062	2,786	5,966	5,689

Non-interest income	1,295	983	3,380	1,776

Non-interest expenses:
Salaries and employee benefits	1,362	1,082	2,786	2,171
Occupancy	169	122	316	236
Furniture and equipment	238	215	419	434
Other expense	954	703	2,961	1,434

Total non-interest expenses	2,723	2,122	6,482	4,275

Income before income taxes	1,634	1,647	2,864	3,190
Income taxes	662	632	639	1,233

Net income	$972	$1,015	$2,225	$1,957

Basic earnings per share (Note 2)	$.49	$.54	$1.11	$1.05

Diluted earnings per share (Note 2)	$.46	$.50	$1.05	$.97

Cash dividends per share of issued and outstanding common stock	$.10	$.10	$.20	$.10

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
(In thousands)			Unearned ESOP Shares	Retained Earnings		Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance, January 1, 2001	1,828,987	$5,145	$(671)	$12,370		$16,844
Comprehensive income (Note 3):
Net income				3,811		3,811	$3,811

Exercise of stock options and related tax benefit	157,446	908				908
Earned ESOP shares		78	61			139
Shares acquired by ESOP			(292)			(292)
Cash dividends—$.30 per share				(590)		(590)

Balance, December 31, 2001	1,986,433	$6,131	$(902)	$15,591	—	$20,820
Comprehensive income (Note 3):
Net income				2,225		2,225	$2,225
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment Securities					10	10	10

Total comprehensive income							$2,235

Exercise of stock options and related
tax benefit	10,772	159
Earned ESOP shares		53	(26)
Cash dividends				(399)		(399)

Balance, June 30, 2002	1,997,205	$6,343	$(876)	$17,418	$10	$22,895

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands) For the six months ended June 30,	2002	2001
Cash flows from operating activities:
Net income	$2,225	$1,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	253	375
Deferred loan origination costs, net	(62)	(32)
Depreciation and amortization	311	348
Net decrease (increase) in loans held for sale	2,208	(5,630)
Increase (decrease) in cash surrender value of life insurance	102	(249)
Compensation expense on cashless exchange of stock options	79
Gain on sale of equipment	(160)
Loss on sale of OREO	13	52
Deferred taxes	977	198
(Decrease) Increase in accrued interest receivable and other assets	(1,707)	333
Decrease in accrued interest payable and other liabilities	(523)	(21)

Net cash provided by (used in) operating activities	3,716	(2,669)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(792)	890
Proceeds from called held-to-maturity investment securities	250
Purchase of held-to-maturity investment securities	(562)
Purchase of bank premises and equipment	(1,184)	(668)
Net increase in loans	(16,039)	(27,864)

Net cash used in investing activities	(18,326)	(27,642)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$25,216	$8,083
Net (decrease) increase in time deposits	(17,103)	32,161
(Repayment of) proceeds from ESOP loan	(59)	32
Payment of cash dividends	(398)
Exercise of stock options	86	275
Net cash provided by financing activities	7,742	40,552

(Decrease) increase in cash and cash equivalents	(6,868)	10,243
Cash and cash equivalents at beginning of year	49,672	23,730

Cash and cash equivalents at end of period	$42,804	$33,971

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        In May, 2002, shareholders of Butte Community Bank (the "Bank") approved a plan of reorganization and merger whereby the Bank became a wholly-owned subsidiary of a newly formed bank holding company, Community Valley Bancorp. Management expects that the holding company structure will facilitate growth within the banking field and in areas related to banking, either by the creation of new subsidiaries or the acquisition of existing companies and banks.

        The accompanying unaudited consolidated financial statements of Community Valley Bancorp and subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 2001 Annual Report to Shareholders.

        The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank. All significant inter-company balances and transactions have been eliminated in consolidation. The results of operations for the three-month and six-month periods ended June 30, 2002 may not necessarily be indicative of the operating results for the full year 2002.

2.    EARNINGS PER SHARE COMPUTATION

        Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (1,998,696 and 1,997,925 shares for the three and six month periods ended June 30, 2002, and 1,885,098 and 1,859,098 shares for the three and six month periods ended June 30, 2001). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (137,764 and 120,428 shares for the three and six month periods ended June 30, 2002 and 140,957 and 151,138 shares for the three and six month periods ended June 30, 2001). Earnings per share are retroactively adjusted for stock dividends for all periods presented.

3.    COMPREHENSIVE INCOME

        Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income. Other comprehensive income, net of taxes, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

        The following is Community Valley Bancorp (the "Company") management's discussion and analysis of the significant changes in balance sheet accounts for June 30, 2002 and December 31, 2001 and income and expense accounts for the three and six-month periods ended June 30, 2002 and 2001. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

        In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the California power shortage, the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read putting such forward-looking statements in context.

General Development of Business

        The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and regulations thereunder. Its principal office is located at 2041 Forest Avenue, Chico, California 95928 and its telephone number is (530) 899-2344.

        The Company owns 100% of the issued and outstanding common shares of Butte Community Bank. Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California, in 1990. Butte Community Bank operates seven full service offices within its primary service areas of Butte and Sutter Counties. The bank also maintains a Loan Production Office in Roseville. Butte Community Bank's primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

Overview

        The Company recorded net income of $972,000 for the quarter ended June 30, 2002, which was a 4.2% decrease from the $1,015,000 reported for the same period of 2001. Diluted earnings per share for the second quarter of 2002 were $0.46, compared to the $0.50 recorded in the second quarter of 2001. The return on average equity (ROAE) and the return on average assets (ROA) for the second quarter of 2002 were 17.19% and 1.42%, respectively, as compared to 21.71% and 1.69%, respectively, for the same period in 2001.

        Net income for the six months ended June 30, 2002 was $2,225,000 (up 13.7%) compared to the $1,957,000 recorded in the first six months of 2001. Through June 30, 2002, diluted earnings per share were $1.05, ROAE was 20.32% and ROA was 1.65% as compared to $0.97, 21.79% and 1.70%, respectively, for the same period in 2001.

        Total assets of the Company increased by $9,596,000 (3.5%) from December 31, 2001 to $282,060,000 at June 30, 2002. Net loans totaled $217,493,000, up $13,639,000 (6.7%) from the ending balances on December 31, 2001. Deposit balances at June 30, 2002 totaled $254,533,000, up $8,113,000 (3.3%) from December 31, 2001.

        The Company ended the second quarter of 2002 with a Tier 1 capital ratio of 8.11% and a total risk-based capital ratio of 10.90% versus 7.81% and 11.6%, respectively, at December 31, 2001.

        Table One below provides a summary of the components of net income for the periods indicated:

Table One: Components of Net Income

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)
	2002	2001	2002	2001
Net interest income	$3,212	$3,036	$6,219	$6,064
Provision for loan losses	(150)	(250)	(253)	(375)
Non-interest income	1,295	983	3,380	1,776
Non-interest expense	(2,723)	(2,122)	(6,482)	(4,275)
Provision for income taxes	(662)	(632)	(639)	(1,233)

Net income	$972	$1,015	$2,225	$1,957

Average total assets	$275.3	$240.9	$271.3	$231.8
Net income (annualized) as a percentage of average total assets	1.42%	1.68%	1.64%	1.69%

Results of Operations

Net Interest Income and Net Interest Margin

        Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

        The Company's net interest margin was 5.23% for the three months ended June 30, 2002, 5.69% for the three months ended June 30, 2001, 5.16% for the six months ended June 30, 2002 and 5.94% for the six months ended June 30, 2001. Net interest income increased $176,000 (5.8%) for the second quarter of 2002 compared to the same period in 2001. Net interest income increased $155,000 (2.6%) for the six months ended June 30, 2002 over the same period in 2001. The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth.

        Interest expense was $780,000 (66.8%) lower in the second quarter of 2002 versus the prior year period. The average balances of interest bearing liabilities were $20,200,000 (11%) higher in the second quarter of 2002 versus the same quarter in 2001. Even though the interest bearing balances increased, rates paid on these liabilities decreased 196 basis points on a quarter over quarter basis. Interest expense was $1,287,000 (51.3%) lower in the six month period ended June 30, 2002 versus the prior year period. The average balances of interest bearing liabilities were $24,625,000 (13.8%) higher in the six-month period ended June 30, 2002 versus the same period in 2001. Rates paid on interest bearing liabilities decreased 180 basis points on a year over year basis. The reason for this decrease was the ability for the Bank to change the mix of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits.

        Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company's interest income and expense. Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets.

Table Two: Analysis of Net Interest Margin on Earning Assets (Unaudited)

	2002			2001
Three Months Ended June 30, (In thousands, except percentages)	Avg Balance	Interest	Avg Yield(4)	Avg Balance	Interest	Avg Yield(4)
Assets:
Earning assets
Loans(1)	$207,092	$4,170	8.08%	$197,160	$4,780	9.75%
Taxable investment securities	1,232	20	6.51%	1,818	27	5.97%
Tax-exempt investment securities(2)	2,083	27	5.20%	2,590	32	4.97%
Federal funds sold	34,760	148	1.71%	11,880	130	4.40%
Investments in time deposits	948	14	5.93%	908	14	6.20%

Total earning assets	246,115	4,379	7.13%	214,356	4,983	9.34%

Cash & due from banks	12,807			11,882
Other assets	16,729			15,039

	$275,651			$241,277

Liabilities & Shareholders' Equity
Interest bearing liabilities:
NOW & MMDA	$95,691	296	1.24%	$67,039	318	1.91%
Savings	19,533	50	1.03%	13,557	62	1.84%
Time deposits	88,485	811	3.68%	103,037	1,555	6.07%
Other borrowings	803	10	4.99%	679	12	7.11%

Total interest bearing liabilities	204,512	1,167	2.29%	184,312	1,947	4.25%

Demand deposits	44,232			34,213
Other liabilities	4,228			4,000

Total liabilities	252,972			222,525
Shareholders' equity	22,679			18,752

	$275,651			$241,277

Net interest income & margin(3)		$3,212	5.23%		$3,036	5.69%

(1)
Loan interest includes loan fees of $320,000 and $310,000 during the three months ended June 30, 2002 and June 30, 2001, respectively.

(2)
Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)
Net interest margin is computed by dividing net interest income by total average earning assets.

(4)
Average yield is calculated based on actual days in quarter (91 for June 30, 2002 and June 30, 2001) and annualized to actual days in year (365 for 2002 and 2001).

	2002			2001
Six Months Ended June 30, (In thousands, except percentages)	Avg Balance	Interest	Avg Yield(4)	Avg Balance	Interest	Avg Yield(4)
Assets:
Earning assets Loans(1)	$205,283	$8,328	8.18%	$188,748	$9,419	10.06%
Taxable investment Securities	1,137	34	6.03%	1,827	57	6.29%
Tax-exempt investment securities(2)	2,085	52	5.03%	2,524	63	5.03%
Federal funds sold	33,704	288	1.72%	11,475	282	4.96%
Investments in time deposits	795	24	6.09%	1,176	37	6.34%

Total earning assets	243,004	8,726	7.23%	205,750	9,858	9.65%

Cash & due from banks	12,368			12,001
Other assets	15,918			14,024

	$271,290			$231,775

Liabilities & Shareholders' Equity
Interest bearing liabilities:
NOW & MMDA	$90,237	551	1.23%	$66,560	651	1.97%
Savings	18,448	90.98%		13,556	135	2.01%
Time deposits	93,462	1,846	3.98%	97,549	2,980	6.16%
Other borrowings	775	20	5.20%	632	28	8.93%

Total interest bearing Liabilities	202,922	2,507	2.49%	178,297	3,794	4.29%

Demand deposits	43,011			32,509
Other liabilities	3,271			2,856

Total liabilities	249,204			213,662
Shareholders' equity	22,086			18,113

	$271,290			$231,775

Net interest income & margin(3)		$6,219	5.16%		$6,064	5.94%

(1)
Loan interest includes loan fees of $605,000 and $578,000 during the six months ended June 30, 2002 and June 30, 2001, respectively.

(2)
Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)
Net interest margin is computed by dividing net interest income by total average earning assets.

(4)
Average yield is calculated based on actual days in period (181 for June 30, 2002 and June 30, 2001) and annualized to actual days in year (365 for 2002 and 2001).

        Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Three Months Ended June 30, 2002 over 2001	Volume	Rate(4)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans(1)(2)	$241	$(851)	$(610)
Taxable investment securities	(9)	2	(7)
Tax exempt investment securities(3)	(6)	1	(5)
Federal funds sold	251	(233)	18
Investment in time deposits	1	(1)	0

Total	478	(1,082)	(604)

Interest-bearing liabilities:
Demand deposits	136	(158)	(22)
Savings deposits	27	(39)	(12)
Time deposits	(220)	(524)	(744)
Other borrowings	2	(4)	(2)

Total	(55)	(725)	(780)

Interest differential	$533	$(357)	$176

(In thousands) Six Months Ended June 30, 2002 over 2001	Volume	Rate(4)	Net Change
Interest-earning assets:
Net loans(1)(2)	$825	$(1,916)	$(1,091)
Taxable investment securities	(22)	(1)	(23)
Tax exempt investment securities(3)	(11)	0	(11)
Corporate stock	—	—	—
Federal funds sold	546	(540)	6
Investment in time deposits	(12)	(1)	(13)

Total	1,326	(2,458)	(1,132)

Interest-bearing liabilities:
Demand deposits	232	(332)	(100)
Savings deposits	49	(94)	(45)
Time deposits	(125)	(1,009)	(1,134)
Other borrowings	6	(14)	(8)

Total	162	(1,449)	(1,287)

Interest differential	$1,164	$(1,009)	$155

(1)
The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)
Amortized loan fees of $320,000 and $310,000 during the three months ended June 30, 2002 and June 30, 2001, respectively, and $605,000 and $578,000 during the six months ended June 30, 2002 and June 30, 2001, respectively, have been included in the interest income computation.

(3)
Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(4)
The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

        The Company provided $150,000 for loan and lease losses for the second quarter of 2002 as compared to $250,000 for the second quarter of 2001. Net loan and lease charge-offs/recoveries for the three months ended June 30, 2002 were $2,000 in recoveries as compared to $76,000 in charge-offs for the three months ended June 30, 2001. For the first six months of 2002, the Company made provisions for loan losses of $253,000 and net loan charge-offs were $3,000 or .002% of average loans and leases outstanding. This compares to provisions for loan losses of $375,000 and net loan charge-offs of $76,000 for the first six months of 2001. The decrease in the provision during 2002 as compared to 2001 was primarily related to the slower growth in the loan and lease portfolio and the year-to-date net charge-offs of $3,000 compared to $76,000 in 2001.

Noninterest Income

        Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Service charges on deposit accounts	$252	$241	$495	$481
Loan servicing fees	87	59	163	157
Fees—alternative investment sales	76	7	86	17
Merchant fee income	72	69	134	121
Gain on the sale of loans	343	380	567	575
Gain on sale of other assets	0	0	160	0
Loan extension fees Other	48,417	22,227	87,1,688	44,425

Total noninterest income	$1,295	$983	$3,380	$1,776

        Noninterest income was up $312,000 (31.7%) to $1,295,000 for the three months ended June 30, 2002 as compared to $983,000 for the three months ended June 30, 2001. The increase in noninterest income for the quarter can be attributed to an increase in fees from service charges (up 4.6%), loan servicing fees (up 4.7%), alternative investment sales commissions (up 986%) merchant fee income (up 4.3%) and loan extension fees (up 118.2%). The increases were offset by decreases in gain on sale of loans (down 10.8%). The increase in service charge income was the result of additional deposit accounts opened during the second quarter. The loan servicing income increased as a result of more loans being sold on the secondary market through FNMA (Fannie Mae), SBA (Small Business Administration) and FHMA (Farmers Home Administration) through their Business and Industry program. The Company retains the servicing of loans sold through these programs, which generates fee income. The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the second quarter.

        For the six months ended June 30, 2002, noninterest income was up $1,604,000 (90.3%) to $3,380,000. The vast majority of this increase ($1,174,000) represents the tax-free net proceeds from key man insurance policies the Bank received in March of 2002 as a result of the death of the Bank's Chief

Operating Officer, John Stanton. As with the quarter-to-quarter comparison, the remainder of the increase can be attributed to additional fees from service charges on deposit accounts (up 2.9%), loan extension fees (up 3.8%) alternative investment sales commissions (up 405%), merchant fee income (up 10.7%) and residential lending (up 103.2%). The increases were offset by decreases in service charges (down 3.6%) and financial services income (down 61.8%).

Noninterest Expense

        Noninterest expense increased $601,000 (28.3%) to $2,723,000 in the second quarter of 2002 versus $2,122,000 in the second quarter of 2001. On a quarter over quarter basis, salary and employee benefits increased $280,000 (25.8%) resulting from normal cost of living raises, salaries paid to the new employees at the new Central Chico office, commissions paid to Butte Community Bank's Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and to implement the new technology acquired during the year. Benefit costs and employer taxes increased commensurate with the salaries. On a quarter over quarter basis, occupancy expenses were higher by $47,000 (38.5%) representing the lease agreement on the new Central Chico office. Fixed asset expense was $238,000 in 2002 compared to $215,000 in 2001, representing a 10.7% increase. This increase relates to technology upgrades made to our core banking system, and equipment needed for the new Central Chico office. Other expenses increased $251,000 (35.7%) to a total of $954,000 in the second quarter of 2002 versus the second quarter of 2001. Higher professional fees accounted for the increase in other expense. The increase in professional fees (up $82,000 or 111%) relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the formation of the holding company, Community Valley Bancorp.

        Noninterest expense for the six-month period ended June 30, 2002 was $6,482,000 versus $4,275,000 for the same period in 2001. Salaries and benefits increased $615,000 (28.3%) due to cost of living raises and staffing additions made during the year as the Company continues to grow and to implement the new technology acquired during the year. Full time equivalent employees increased to 142 at June 30, 2002 from 122 at June 30, 2001. Benefit costs and employer taxes increased commensurate with the salaries. Premises expense was up $80,000 (33.9%) from the first six months of 2002 to the first six months of 2001. Fixed asset expense was down $15,000 (3.6%). As with the quarter-to-quarter comparison, much of the increase in premise expense is related to the lease agreement implemented during the year for the Central Chico office. Other expenses increased $1,482,000 (103%). As discussed in the non-interest income section, the death of the Chief Operating Officer, John Stanton, resulted in the accelerated accrual of his salary continuation plan benefits totaling $1,081,643 that will be subsequently paid to his beneficiary. Professional fees accounted for $109,000 (76.0%) of the increase in other expense. The increase in professional fees relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the formation of the holding company, Community Valley Bancorp.

Provision for Income Taxes

        The effective tax rate for the second quarter and first six months of 2002 was 40.5% and 22.3%, respectively, versus 38.9% and 38.6%, respectively, for the same two periods of 2001. The lower effective tax rate for the first six months of 2002 was attributable to the tax-free net proceeds from key man insurance policies previously described.

Balance Sheet Analysis

        The Company's total assets were $282,060,000 at June 30, 2002 as compared to $272,464,000 at December 31, 2001, representing an increase of 3.5%. The average balance of total assets for the six months ended June 30, 2002 was $271,290,000 which represents an increase of $39,516,000 (17%) over the $231,774,000 during the six month period ended June 30, 2001. Total average assets for the second quarter of 2002 were $275,651,000 compared to $241,277,000 during the second quarter of 2001. The source of this growth has been the increase in the Bank's loan portfolio, particularly in the second quarter of 2002.

Loans

        The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) agriculture; and 6) consumer loans. Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3–10 years. At June 30, 2002, these principal areas accounted for approximately 27%, 13%, 37%, 4%, 10%, and 9%, respectively, of the Company's loan portfolio. The mix changed from 12-31-01 in the areas of commercial loans and real estate construction. The mix at December 31, 2001 was 20%, 15%, 42%, 5%, 9%, and 9%. These changes were consistent with the Company's plan to diversify the portfolio and reduce the concentration in single-family real estate construction loans. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for commercial loans ($18,017,000 or 42.6%), and agricultural loans ($2,738,000 or 14.1%) and consumer ($711,000 or 3.8%), and decreases in commercial real estate ($1,480,000 or 5%), real estate construction ($5,428,000 or 6.7%) residential real estate ($730,000 or 8.5%). Table Five below summarizes the composition of the loan portfolio as of June 30, 2002 and December 31, 2001.

Table Five: Loan and Lease Portfolio Composition (Unaudited)

(In thousands)	June 30, 2002	December 31, 2001
Commercial	$60,283	$42,266
Real estate:
Commercial	29,253	30,733
Construction	81,368	86,796
Residential	8,502	9,232
Agriculture	22,144	19,406
Consumer	19,202	18,488

Total loans	220,752	206,921
Allowance for loan and lease losses	(2,647)	(2,400)
Deferred loan and lease fees	(612)	(674)

Total net loans	$217,493	$203,853

        The majority of the Company's loans are direct loans made to individuals and local businesses. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

        Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. Construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and semi-custom single-family residences. Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%. Agriculture loans consist primarily of crop loans to farmers of peaches, prunes, walnuts, and almonds. In general, except in the case of loans with SBA or FMHA guarantees, the Company does not make long-term mortgage loans; however, Butte Community Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

Risk Elements

        The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

        Ultimately, underlying trends in economic and business cycles may influence credit quality. The Company's business is concentrated in the Butte and Sutter County Area. The economy of these two counties is diversified with professional services, manufacturing, agriculture and real estate investment and construction. Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City). The Company also maintains a loan production office in the city of Roseville. Single-family residential construction is the primary lending product from this location serving the greater Sacramento area.

        The Company has significant extensions of credit and commitments to extend credit that are secured by real estate. The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. The more significant factors management considers involve the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

        In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

        In management's judgment, a concentration exists in real estate loans, which represented approximately 53.9% of the Company's loan and lease portfolio at June 30, 2002. Even though this is an improvement from the 61.2% concentration level at December 31, 2001, management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans

        Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely.

        Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of June 30, 2002 and December 31, 2001.

Table Six: Non-Performing Loans (Unaudited)

(In thousands)	June 30, 2002	December 31, 2001
Past Due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Consumer and other	—	—

Nonaccrual:
Commercial	1,570	1,544
Real estate	7,355	221
Consumer and other	—	—

Total non-performing loans	$8,925	$1,765

        At June 30, 2002, non-performing loans and leases were 4.2% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled seven loans with balances of $8,925,000 at June 30, 2002 and two loans with balances of $1,765,000 at December 31, 2001. Three of the seven impaired loans shown for June 30, 2002 have U.S. Government guarantees for 90% of the loan balances. The guarantees total $2,652,000. The remaining four loans have a very low potential for loss. All four are margined real estate loans and have appraisals to support this management opinion There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2002 or December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan Losses Activity

        The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and recoveries, and is reduced by loan charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan portfolio growth, (2) a comprehensive grading and review formula for total loans outstanding, and (3) estimated inherent credit risk in the portfolio.

        Management reserves 2% of credit exposures graded "Special Mention", 15% of credits classified "Substandard" and 50% of credits classified "Doubtful". These reserve factors, which are based on historical industry standards developed by bank regulatory agencies, may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss. In addition, reserve factors ranging from 0.25% to 2.50% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful. These factors are assigned based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks.    Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

        The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted. The allowance for loan losses totaled $2,647,000 or 1.20% of total loans at June 30, 2002 and $2,400,000 or 1.20% at December 31, 2001. Net charge-offs to average loans were (0.004%) for the second quarter of 2002 and .0014% for the six months ended June 30, 2002. Net charge-offs through the first six months of 2001 were less than .04% of average loans.

        Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)
	2002	2001	2002	2001
Average loans outstanding	$209,640	$199,328	$207,781	$190,854

Allowance for possible loan losses at beginning of period	$2,495	$2,125	$2,397	$2,000
Loans charged off:
Commercial	—	—	—	—
Real estate	—	—	(4)	—
Consumer	—	(83)	(1)	(83)

Total	—	(83)	(5)	(83)

Recoveries of loans previously charged off:
Commercial	2	—	2	—
Real estate	—	—	—	—
Consumer	—	7	—	7

Total	2	7	2	7

Net loan recoveries (charge offs)	2	(76)	(3)	(76)
	—	—	—
Additions to allowance charged to operating expenses	150	250	253	375

Allowance for possible loan losses at end of period	$2,647	$2,299	$2,647	$2,299

Ratio of net charge-offs to average loans outstanding	.00%	.04%	.00%	.04%
Provision of allowance for possible loan losses to average loans outstanding	.07%	.13%	.12%	.20%
Allowance for possible loan losses to loans net of deferred fees at end of period	1.20%	1.12%	1.20%	1.12%

        It is the policy of management to maintain the allowance for loan losses at a level adequate for known and inherent risks in the portfolio. Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan losses and the allowance are prudent and adequate. The Company generally makes monthly allocations to the allowance for loan losses. The budgeted allocation is based on estimates of loss risk and loan growth. Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Other Real Estate

        At June 30, 2002, the Company did not have any other real estate ("ORE") properties. At December 31, 2001, the Company had one property, a vacant lot valued at $12,000, which was subsequently sold at a net loss of approximately $2,000.

Deposits

        At June 30, 2002, total deposits were $254,533,000 representing an increase of $8,113,000 (3.3%) over the December 31, 2001 balance of $246,420,000.

Capital Resources

        The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

        The board of directors of the Company authorized the payment of a cash dividend of $.10 per share on June 30, 2001, October 25, 2001, January 28, 2002, and April 25, 2002. The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

        The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital. There were no significant differences between the Company's capital ratios and those of the Bank at June 30, 2002. At June 30, 2002, shareholders' equity was $22,895,000, representing an increase of $2,075,000 (10%) from $20,820,000 at December 31, 2001. The Bank's ratio of total risk-based capital to risk adjusted assets was 10.9% at June 30, 2002 compared to 11.6% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 9.8% at June 30, 2001 and 10.4% at December 31, 2001.

        Table Eight below lists the Bank's capital ratios at June 30, 2002 and December 31, 2001, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At June 30, 2002	At December 31, 2001	Minimum Regulatory Requirement
Leverage ratio	8.2%	7.7%	4.00%
Tier 1 Risk-Based Capital	9.8%	10.4%	4.00%
Total Risk-Based Capital	10.9%	11.6%	8.00%

        Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "Minimum" at June 30, 2002 and December 31, 2001. The Bank was considered "well-capitalized" by regulatory standards, at June 30, 2002 and December 31, 2001.

Market Risk Management

        Overview.    Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan, investment and deposit portfolios. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk.

        The Board of Directors has overall responsibility for the interest rate risk management policies. The Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

        Asset/Liability Management.    Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contributes to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

        Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared monthly using inputs of actual loans, securities and interest bearing liability (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from balances as of the date indicated.

        Table Nine below summarizes the effect on net interest income (NII) of a ±200 basis point change in interest rates as measured against a constant rate (no change) scenario. The results shown in Table nine for the two periods, fall within the parameters of the Bank's policy for interest rate risk.

Table Nine: Interest Rate Risk Simulation of Net Interest as of June 30, 2002 and December 31, 2001 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2002	$ Change in NII from Current 12 Month Horizon December 31, 2001
Variation from a constant rate scenario
+200bp	$(76)	$102
–200bp	$(761)	$(747)

        The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.

Inflation

        The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiary during the periods ended June 30, 2002 and 2001.

Liquidity

        Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans at June 30, 2002 and December 31, 2001 were approximately $86,416,000 and $85,170,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

        The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On June 30, 2002, consolidated liquid assets totaled $40.0 million or 14.2% of total assets compared to $44.4 million or 16.3% of total assets on December 31, 2001. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks. There were no borrowings outstanding under these arrangements at June 30, 2002. The Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

        Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

        The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $86,416,000 and $84,670,000 at June 30, 2002 and December 31, 2001, respectively. As a percentage of net loans, these off-balance sheet items represent 39.2% and 41.3%, respectively.

Accounting Pronouncements

        In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions.Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, Goodwill and Other Intangible Assets to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. The Company adopted

SFAS No. 141 and No. 142 on January 1, 2002. The adoption of these Statements did not have a material effect on the Company's financial position or results of its operations.

        The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In management's opinion, the adoption of this statement will not have a material impact on the Company's financial position or results of its operations.

Other Matters

        California Power Shortage    The State of California recently experienced periodic electric power shortages. It is uncertain whether these shortages will continue. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiary's significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

        Effects of Terrorism    The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

  Certifications

        I certify that this periodic report containing the issuer's financial statements fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents. In all material respects, the financial condition and results of operations of the issuer.

Keith C. Robbins
President, Chief Executive Officer

        I certify that this periodic report containing the issuer's financial statements fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents. In all material respects, the financial condition and results of operations of the issuer.

John F. Coger
Executive Vice President, Chief Financial Officer

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

  None.

Item 2.    Changes in Securities and Use of Proceeds.

  None.

Item 3.    Defaults Upon Senior Securities.

  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

  The 2002 Annual Meeting of Shareholders was held May 23, 2002. There were two matters to come before the meeting for vote: Election of Directors to serve until the 2003 Annual Meeting, and the approval of the Plan of Reorganization. The votes represented by proxy in the matter of the election of the ten persons set forth in the Proxy Statement were as follows: For 1,331,660, Withhold Authority 2,568. The votes represented by proxy in the matter of the Plan of Reorganization were as follows: For 1,079,602, Against 4,354, Abstain 12,463.

Item 5.    Other Information.

  None

Item 6.    Exhibits

(a) Exhibits

Exhibit Number	Document Description
(3.1)	Articles of Incorporation incorporated by reference from the Company's Registration Statement Form S-4EF, file #333-85950.
(3.2)	Bylaws incorporated by reference from the Company's Registration Statement Form S-4EF, file #333-85950.
(4)	Specimen of Company's Common Stock Certificate incorporated by reference from the Company's Registration Statement Form S-4EF, file #333-85950.
(10.1)	Employment Agreement with Keith C. Robbins dated April 27, 1995.
(10.2)	Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for Keith C. Robbins.
(10.3)	Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for Keith C. Robbins.
(10.4)	1997 Stock Option Agreement for Keith C. Robbins dated May 1, 1997.
(10.5)	2000 Stock Option Agreement for Keith C. Robbins dated March 14, 2000.
(10.6)	Employment Agreement with John F. Coger dated April 27, 1995.
(10.7)	Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for John F Coger.
(10.8)	Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F. Coger.

(10.9)	2000 Stock Option Agreement for John F. Coger dated March 14, 2000.
(10.10)	1997 Stock Option Agreement for M. Robert Ching dated May 1, 1997.
(10.11)	2000 Stock Option Agreement for M. Robert Ching dated May 1, 2000.
(10.12)	1997 Stock Option Agreement for Eugene B. Even dated May 1, 1997.
(10.13)	2000 Stock Option Agreement for Eugene B. Even dated May 1, 2000.
(10.14)	1997 Stock Option Agreement for John D. Lanam dated May 1, 1997.
(10.15)	2000 Stock Option Agreement for John D. Lanam dated May 1, 2000.
(10.16)	1997 Stock Option Agreement for Donald W. Leforce dated May 1, 1997.
(10.17)	2000 Stock Option Agreement for Donald W. Leforce dated May 1, 2000.
(10.18)	1997 Stock Option Agreement for Ellis L. Matthews dated May 1, 1997.
(10.19)	2000 Stock Option Agreement for Ellis L. Matthews dated May 1, 2000.
(10.20)	1997 Stock Option Agreement for Robert L. Morgan dated May 1, 1997.
(10.21)	2000 Stock Option Agreement for Robert L. Morgan dated May 1, 2000.
(10.22)	1997 Stock Option Agreement for James S. Rickards dated May 1, 1997.
(10.23)	2000 Stock Option Agreement for James S. Rickards dated May 1, 2000.
(10.24)	1997 Stock Option Agreement for Gary B. Strauss dated May 1, 1997.
(10.25)	2000 Stock Option Agreement for Gary B. Strauss dated May 1, 2000.
(10.26)	1997 Stock Option Agreement for Hubert I. Townshend dated May 1, 1997.
(10.27)	2000 Stock Option Agreement for Hubert I. Townshend dated May 1, 2000.
(10.28)	Director Deferred Fee Agreement for M. Robert Ching dated April 8, 1998.
(10.29)	Director Retirement Agreement for M. Robert Ching dated April 14, 1998.
(10.30)	Director Retirement Agreement for Eugene B. Even dated April 14, 1998.
(10.31)	Director Retirement Agreement for John D. Lanam dated April 14, 1998.
(10.32)	Director Deferred Fee Agreement for Donald W. Leforce dated April 14, 1998.
(10.33)	Director Retirement Agreement for Donald W. Leforce dated April 14, 1998.
(10.34)	Director Retirement Agreement for Ellis L. Matthews dated April 14, 1998.
(10.35)	Director Retirement Agreement for Robert L. Morgan dated April 14, 1998.
(10.36)	Director Retirement Agreement James S. Rickards dated April 14, 1998.
(10.37)	Director Retirement Agreement for Gary B. Strauss dated April 14, 1998.
(10.38)	Director Retirement Agreement for Hubert I. Townshend dated April 14, 1998.
(10.39)	Lease agreement between Butte Community Bank and Anna Laura Schilling Trust dated March 20, 2001, related to 900 Mangrove Ave., Chico, California.
(10.40)	Lease agreement between Butte Community Bank and M&H Realty Partners IV L.P., a to Unit #101-37 North Valley Plaza, East and Cohasset Avenues, Chico, California.

(11)	See Note 2 Earnings Per Share Computation.
(99.1)	1991 Stock Option Plan is incorporated by reference from the Company's Registration Statement Form S-8, filed August 14, 2002.
(99.2)	1997 Stock Option Plan is incorporated by reference from the Company's Registration Statement Form S-8, filed August 14, 2002.
(99.3)	2000 Stock Option Plan is incorporated by reference from the Company's Registration Statement Form S-8, filed August 14, 2002.
(99.4)	Director Emeritus Plan dated March 20, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP
August 13, 2002	By:	/S/ JOHN F. COGER John F. Coger Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART 1—FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS
COMMUNITY VALLEY BANCORP CONSOLIDATED BALANCE SHEET (Unaudited)
COMMUNITY VALLEY BANCORP CONSOLIDATED STATEMENT OF INCOME (Unaudited)
COMMUNITY VALLEY BANCORP CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
COMMUNITY VALLEY BANCORP CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
COMMUNITY VALLEY BANCORP AND SUBSIDIARY NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP
PART II—OTHER INFORMATION
SIGNATURES