Form 10-Q
period 2002-09-30
COMMUNITY VALLEY BANCORP
filed 2002-11-14
CIK 1170833

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        No par value Common Stock—2,683,830 shares outstanding at October 31, 2002.

PART 1-FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands)	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$13,043	$12,402
Federal funds sold	34,305	37,270
Interest-bearing deposits in banks	2,774	694
Investment securities (market value of $2,875 at September 30, 2002 and $3,037 at December 31, 2001)	2,823	3,007
Loans held for sale	4,412	5,978
Loans, less allowance for loan losses of $2,809 at September 30, 2002 and $2,400 at December 31, 2001	224,847	197,876
Bank premises and equipment, net	6,727	5,642
Accrued interest receivable and other assets	10,609	9,595

	$299,540	$272,464

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$39,675	$45,838
Interest bearing	231,089	200,582

Total deposits	270,764	246,420
Long-term debt	763	852
Accrued interest payable and other liabilities	3,849	4,372

Total liabilities	275,376	251,644

Commitments and contingencies
Shareholders' equity:
Common stock—no par value; 17,777,777 shares authorized; issued and outstanding—2,675,949 shares at September 30, 2002 and 2,648,577 shares at December 31, 2001	6,519	6,131
Unearned ESOP shares (67,473 shares at September 30, 2002 and 73,669 shares at December 31, 2001 at cost)	(864)	(902)
Retained earnings	18,494	15,591
Accumulated other comprehensive income (Note 3)	15	0

Total shareholders' equity	24,164	20,820

	$299,540	$272,464

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	For the periods ended September 30,
	Three months		Nine months
(In thousands, except per share data)
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$4,702	$4,750	$13,030	$14,169
Interest on Federal funds sold	127	191	415	473
Interest on deposits in banks	22	12	46	49
Interest and dividends on investment securities:
Taxable	17	21	51	78
Exempt from Federal income taxes	23	31	74	93
Dividends	0	0	1	1

Total interest income	4,891	5,005	13,617	14,863

Interest expense:
Interest on deposits	1,107	1,877	3,594	5,643
Interest on long-term debt	11	14	31	42

Total interest expense	1,118	1,891	3,625	5,685

Net interest income	3,773	3,114	9,992	9,178
Provision for loan losses	150	100	403	475

Net interest income after provision for loan losses	3,623	3,014	9,589	8,703

Non-interest income	1,300	960	4,680	2,736

Non-interest expenses:
Salaries and employee benefits	1,532	1,217	4,318	3,388
Occupancy	174	136	490	372
Furniture and equipment	231	210	650	644
Other expense	841	754	3,802	2.188

Total non-interest expenses	2,778	2,317	9,260	6,592

Income before income taxes	2,145	1,657	5,009	4,847
Income taxes	853	663	1,492	1,896

Net income	$1,292	$994	$3,517	$2,951

Basic earnings per share (Note 2)	$.49	$.39	$1.33	$1.20

Diluted earnings per share (Note 2)	$.45	$.37	$1.23	$1.10

Cash dividends per share of issued and outstanding common stock	$.08	$.075	$.23	$.225

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands except number of shares)

	Common Stock				Accumulated Other Comprehensive Income
			Unearned ESOP Shares	Retained Earnings		Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance, January 1, 2001	2,438,649	$5,145	$(671)	$12,370		$16,844
Comprehensive income (Note 3):
Net income				3,811		3,811	$3,811

Exercise of stock options and related tax benefit	209,928	908				908
Earned ESOP shares		78	61			139
Shares acquired by ESOP			(292)			(292)
Cash dividends—$.30 per share				(590)		(590)

Balance, December 31, 2001	2,648,577	6,131	(902)	15,591		20,820
Comprehensive income (Note 3):
Net income				3,517		3,517	$3,517
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment Securities					$15	15	15

Total comprehensive income							$3,532

Exercise of stock options and related tax benefit	27,372	313				313
Earned ESOP shares		80	38			118
Cash in lieu of fractional shares		(5)				(5)
Cash dividends				(614)		(614)

Balance, September 30, 2002	2,675,949	$6,519	$(864)	$18,494	$15	$24,164

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
(In thousands)
	2002	2001
Cash flows from operating activities:
Net income	$3,517	$2,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	403	475
Deferred loan origination costs, net	5	6
Depreciation and amortization	576	493
Net decrease (increase) in loans held for sale	1,567	(3,692)
Decrease (increase) in cash surrender value of life insurance	53	(299)
Compensation expense on cashless exchange of stock options	119
Gain on sale of equipment	(160)
Loss on sale of OREO	13	40
Deferred taxes	977	198
(Increase) decrease in accrued interest receivable and other assets	(1,963)	648
(Decrease) increase in accrued interest payable and other liabilities	(538)	806

Net cash provided by operating activities	4,569	1,626

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(2,080)	791
Proceeds from called held-to-maturity investment securities	462	1,234
Purchase of held-to-maturity investment securities	(250)
Change in bank premises and equipment	(1,514)	(717)
Net increase in loans	(27,380)	(29,251)

Net cash used in investing activities	(30,762)	(27,943)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$42,083	$10,398
Net (decrease) increase in time deposits	(17,739)	31,571
(Repayment of) proceeds from ESOP loan, net	(89)	9
Payment of cash dividends	(600)	(195)
Exercise of stock options	219	368
Cash paid for fractional shares	(5)

Net cash provided by financing activities	23,869	42,151

(Decrease) increase in cash and cash equivalents	(2,324)	15,834
Cash and cash equivalents at beginning of year	49,672	23,730

Cash and cash equivalents at end of period	$47,348	$39,564

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        In May 2002, shareholders of Butte Community Bank (the "Bank") approved a plan of reorganization and merger whereby the Bank became a wholly owned subsidiary of a newly formed bank holding company, Community Valley Bancorp. Management expects that the holding company structure will facilitate growth within the banking field and in areas related to banking, either by the creation of new subsidiaries or the acquisition of existing companies and banks.

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

        The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank. All significant inter-company balances and transactions have been eliminated in consolidation. The results of operations for the three-month and nine- month periods ended September 30, 2002 may not necessarily be indicative of the operating results for the full year 2002.

2.  EARNINGS PER SHARE COMPUTATION

        Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (2,655,710 and 2,650,385 shares for the three and nine month periods ended September 30, 2002, and 2,537,889 and 2,464,928 shares for the three and nine month periods ended September 30, 2001). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (208,918 and 198,883 shares for the three and nine month periods ended September 30, 2002 and 176,791 and 206,976 shares for the three and nine month periods ended September 30, 2001). Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.

3.  COMPREHENSIVE INCOME

        Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income. Other comprehensive income, net of taxes, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Total comprehensive income for the three and nine month periods ended September 30, 2002 was $1,297,000 and 3,532,000, respectively. The Company did not generate other comprehensive income in 2001. Therefore, total comprehensive income equaled net income for the three and nine month periods ended September 30, 2001.

4.  ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, Goodwill and other Intangible Assets to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002. The adoption of these Statements did not have a material effect on the Company's financial position or results of its operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        On October 1, 2002, the FASB issued SFAS Statement No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

The provisions of Statement 147 reflect the following conclusions:

  •
  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of

    Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

  •
  Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

  •
  The scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

        The adoption of SFAS No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS OF COMMUNITY VALLEY BANCORP

        The following is Community Valley Bancorp (the "Company") management's discussion and analysis of the significant changes in balance sheet accounts for September 30, 2002 and December 31, 2001 and income and expense accounts for the three and nine-month periods ended September 30, 2002 and 2001. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

Overview

        The Company recorded net income of $1,292,000 for the quarter ended September 30, 2002, which was a 30% increase from the $994,000 reported for the same period of 2001. Diluted earnings per share for the third quarter of 2002 were $0.45, compared to the $0.37 recorded in the third quarter of 2001. The return on average equity (ROAE) and the return on average assets (ROA) for the third quarter of 2002 were 21.52% and 1.79%, respectively, as compared to 19.74% and 1.53%, respectively, for the same period in 2001.

        Net income for the nine months ended September 30, 2002 was $3,517,000 (up 19.2%) compared to the $2,951,000 recorded in the first nine months of 2001. Through September 30, 2002, diluted earnings per share were $1.23, ROAE was 20.74% and ROA was 1.70% as compared to $1.10, 21.05% and 1.64%, respectively, for the same period in 2001.

        Total assets of the Company increased by $27,076,000 (9.9%) from December 31, 2001 to $299,540,000 at September 30, 2002. Net loans totaled $229,259,000, up $25,405,000 (12.5%) from the ending balances on December 31, 2001. Deposit balances at September 30, 2002 totaled $270,764,000, up $24,344,000 (9.9%) from December 31, 2001.

        The Company ended the third quarter of 2002 with a Tier 1 capital ratio of 9.91% and a total risk-based capital ratio of 11.1% versus 10.4% and 11.6%, respectively, at December 31, 2001.

        Table One below provides a summary of the components of net income for the periods indicated:

Table One: Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except percentages)
	2002	2001	2002	2001
Net interest income	$3,773	$3,114	$9,992	$9,178
Provision for loan losses	(150)	(100)	(403)	(475)
Non-interest income	1,300	960	4,680	2,736
Non-interest expense	(2,778)	(2,317)	(9,260)	(6,592)
Provision for income taxes	(853)	(663)	(1,492)	(1,896)

Net income	$1,292	$994	$3,517	$2,951

Average total assets (In millions)	$286.2	$257.3	$276.3	$240.4
Net income (annualized) as a percentage of average total assets	1.79%	1.53%	1.70%	1.64%

Results of Operations

Net Interest Income and Net Interest Margin

        Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

        The Company's net interest margin was 5.78% for the three months ended September 30, 2002, 5.32% for the three months ended September 30, 2001, 5.34% for the nine months ended September 30, 2002 and 5.69% for the nine months ended September 30, 2001. Net interest income increased $659,000 (21.2%) for the third quarter of 2002 compared to the same period in 2001. Net interest income increased $814,000 (8.9%) for the nine months ended September 30, 2002 over the same period in 2001. The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth.

        Interest expense was $773,000 (41.0%) lower in the third quarter of 2002 versus the prior year period. The average balances of interest bearing liabilities were $12,257,000 (6.2%) higher in the third quarter of 2002 versus the same quarter in 2001. Even though the interest bearing balances increased, rates paid on these liabilities decreased 171 basis points on a quarter over quarter basis. Interest expense was $2,060,000 (36.2%) lower in the nine month period ended September 30, 2002 versus the prior year period. The average balances of interest bearing liabilities were $20,414,000 (11.1%) higher in the nine-month period ended September 30, 2002 versus the same period in 2001. Rates paid on interest bearing liabilities decreased 177 basis points on a year over year basis. The reason for this decrease was the ability of the Bank to change the mix of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and to lower the average cost of certificates of deposit as higher cost deposits were repriced.

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

Table Two: Analysis of Net Interest Margin on Earning Assets (Unaudited)

	Three Months Ended September 30,
	2002			2001
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets:
Loans (1)	$224,182	$4,702	8.32%	$205,892	$4,750	9.18%
Taxable investment securities	1,224	17	5.51%	1,523	21	5.49%
Tax-exempt investment securities (2)	1,855	23	4.92%	2,517	31	4.90%
Federal funds sold	29,828	127	1.69%	22,241	191	3.42%
Investments in time deposits	1,758	22	4.96%	727	12	6.57%

Total earning assets	258,847	4,891	7.50%	232,900	5,005	8.55%

Cash & due from banks	13,270			11,685
Other assets	14,076			12,682

	$286,193			$257,267

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
NOW & MMDA	$108,873	398	1.45%	$70,827	321	1.80%
Savings	19,098	47.98%		14,834	55	1.47%
Time deposits	80,093	662	3.28%	110,258	1,501	5.42%
Other borrowings	775	11	5.63%	663	14	8.40%

Total interest bearing liabilities	208,839	1,118	2.12%	196,582	1,891	3.83%

Demand deposits	49,635			37,115
Other liabilities	3,895			3,593

Total liabilities	262,369			237,290
Shareholders' equity	23,824			19,977

	$286,193			$257,267

Net interest income & margin (3)		$3,773	5.78%		$3,114	5.32%

(1)
Loan interest includes loan fees of $665,000 and $494,000 during the three months ended September 30, 2002 and September 30, 2001, respectively.

(2)
Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)
Net interest margin is computed by dividing net interest income by total average earning assets.

(4)
Average yield is calculated based on actual days in quarter (92 for September 30, 2002 and September 30, 2001) and annualized to actual days in year (365 for 2002 and 2001).

	Nine Months Ended September 30,
	2002			2001
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets:
Loans (1)	$213,296	$13,030	8.17%	$195,932	$14,169	9.70%
Taxable investment Securities	1,166	52	5.96%	1,726	79	6.14%
Tax-exempt investment securities (2)	2,008	74	4.93%	2,522	93	4.94%
Federal funds sold	32,372	415	1.71%	15,081	473	4.20%
Investments in time deposits	1,118	46	5.50%	1,020	49	6.44%

Total earning assets	249,960	13,616	7.28%	216,281	14,863	9.21%

Cash & due from banks	12,673			11,890
Other assets	13,642			12,184

	$276,275			$240,355

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
NOW & MMDA	$96,679	948	1.31%	$68,197	972	1.91%
Savings	18,668	137.98%		13,986	189	1.81%
Time deposits	88,948	2,509	3.77%	101,830	4,482	5.90%
Other borrowings	775	31	5.35%	643	42	8.76%

Total interest bearing liabilities	205,070	3,625	2.36%	184,656	5,685	4.13%

Demand deposits	44,866			33,803
Other liabilities	3,671			3,156

Total liabilities	253,607			221,615
Shareholders' equity	22,668			18,740

	$276,275			$240,355

Net interest income & margin (3)		$9,992	5.34%		$9,178	5.69%

(1)
Loan interest includes loan fees of $1,543,000 and $1,302,000 during the nine months ended September 30, 2002 and September 30, 2001, respectively.

(2)
Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)
Net interest margin is computed by dividing net interest income by total average earning assets.

(4)
Average yield is calculated based on actual days in period (273 for September 30, 2002 and September 30, 2001) and annualized to actual days in year (365 for 2002 and 2001).

        Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates. On a year to date basis through September 30, 2002, net interest income has increased $814,000 over the same time period in 2001. Interest income from earning assets has decreased by $1,246,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,764,000 while interest income from changes in rates has decreased by $3,010,000. Interest expense for the first nine months of 2002 is $2,060,000 less than the same time period in 2001. Changes in the volume of interest bearing liabilities, primarily the reduction of balances in certificates of deposit and the increase in balances of demand deposits, have resulted in a net reduction of interest expense of $89,000. Changes in average rates paid primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $1,971,000.

Table Three: Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

	Three Months Ended September 30, 2002 over 2001
(In thousands)
	Volume	Rate (4)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)(2)	$419	$(467)	$(48)
Taxable investment securities	(4)	—	(4)
Tax exempt investment securities (3)	(8)	—	(8)
Federal funds sold	65	(129)	(64)
Investment in time deposits	17	(7)	10

Total	489	(603)	(114)

Interest-bearing liabilities:
Demand deposits	171	(94)	77
Savings deposits	16	(24)	(8)
Time deposits	(407)	(432)	(839)
Other borrowings	2	(5)	(3)

Total	(218)	(555)	(773)

Interest differential	$707	$(48)	$659

	Nine Months Ended September 30, 2002 over 2001
(In thousands)
	Volume	Rate (4)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)(2)	$1,259	$(2,398)	$(1,139)
Taxable investment securities	(25)	(2)	(27)
Tax exempt investment securities (3)	(19)	—	(19)
Federal funds sold	544	(602)	(58)
Investment in time deposits	5	(8)	(3)

Total	1,764	(3,010)	(1,246)

Interest-bearing liabilities:
Demand deposits	407	(431)	(24)
Savings deposits	63	(115)	(52)
Time deposits	(569)	(1,404)	(1,973)
Other borrowings	9	(20)	(11)

Total	(89)	(1,971)	(2,060)

Interest differential	$1,853	$(1,039)	$814

(1)
The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)
Amortized loan fees of $253,000 and $245,000 during the three months ended September 30, 2002 and September 30, 2001, respectively, and $734,000 and $705,000 during the nine months ended September 30, 2002 and September 30, 2001, respectively, have been included in the interest income computation.

(3)
Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(4)
The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

        The Company provided $150,000 for loan and lease losses for the third quarter of 2002 as compared to $100,000 for the third quarter of 2001. Net loan and lease charge-offs/recoveries for the three months ended September 30, 2002 were $12,000 in recoveries as compared to $37,000 in charge-offs for the three months ended September 30, 2001. For the first nine months of 2002, the Company made provisions for loan losses of $403,000 and net loan recoveries totaling $9,000. This compares to provisions for loan losses of $475,000 and net loan charge-offs of $113,000 for the first nine months of 2001. The decrease in the provision during 2002 as compared to 2001 was primarily related to the slower growth in the loan and lease portfolio and the year-to-date net recoveries of $9,000 compared to $113,000 in charge-offs during 2001.

Noninterest Income

        Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four: Components of Noninterest Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Service charges on deposit accounts	$264	$233	$759	$714
Loan servicing fees	110	78	273	235
Fees—alternative investment sales	6	12	92	29
Merchant fee income	97	76	231	197
Gain on the sale of loans	517	353	1,084	928
Gain on sale of other assets	0	0	160	0
Loan extension fees	33	30	120	74
Other	273	178	1,961	559

Total noninterest income	$1,300	$960	$4,680	$2,736

        Noninterest income was up $340,000 (35.4%) to $1,300,000 for the three months ended September 30, 2002 as compared to $960,000 for the three months ended September 30, 2001. The increase in noninterest income for the quarter can be attributed to an increase in fees from service charges (up 13.3%), loan servicing fees (up 41%), merchant fee income (up 27.6%),gain on sale of loans (up 46.5%) and loan extension fees (up 9%). The increases were offset by decreases in fees from alternative investment sales commissions (down 50%). The increase in service charge income was the result of additional deposit accounts opened during the third quarter. The loan servicing income increased as a result of more loans being sold on the secondary market through FNMA (Fannie Mae), SBA (Small Business Administration) and FHMA (Farmers Home Administration) through their USDA (United States Department of Agriculture) Business and Industry program. The Company retains the servicing of loans sold through these programs, which generates fee income. The Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees due to a decrease in sales during the third quarter.

        For the nine months ended September 30, 2002, noninterest income was up $1,944,000 (71%) to $4,680,000 as compared to the $2,736,000 total for the nine months ended September 30, 2001. The vast majority of this increase ($1,174,000) represents the tax-free net proceeds from key man insurance policies the Bank received in March of 2002 as a result of the death of the Company's Chief Operating Officer, John Stanton. As with the quarter-to-quarter comparison, the remainder of the increase can be attributed to additional fees from service charges on deposit accounts (up 6.3%), loan servicing fees

(up 16.2%), alternative investment sales commissions (up 217%) merchant fee income (up 17.3%), gains on the sale of loans (up 16.8%), and loan extension fees (up 62%).

Noninterest Expense

        Noninterest expense increased $461,000 (19.9%) to $2,778,000 in the third quarter of 2002 versus $2,317,000 in the third quarter of 2001. On a quarter over quarter basis, salary and employee benefits increased $315,000 (25.9%) resulting from normal cost of living raises, salaries paid to the new employees at the new Central Chico office and expanded Yuba City office, commissions paid to Butte Community Bank's Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year. Benefit costs and employer taxes increased commensurate with the salaries. On a quarter over quarter basis, occupancy expenses were higher by $38,000 (27.9%) representing the lease agreement on the new Central Chico office. Fixed asset expense was $231,000 in the third quarter of 2002 compared to $210,000 in the same period of 2001, representing a 10% increase. This increase relates to technology upgrades made to our core banking system, and equipment needed for the new Central Chico office. Other expenses increased $87,000 (11.5%) to a total of $841,000 in the third quarter of 2002 versus the third quarter of 2001. Higher professional fees accounted for the increase in other expense. The increase in professional fees (up $132,000 or 59.5%) relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the formation of the holding company, Community Valley Bancorp.

        Noninterest expense for the nine-month period ended September 30, 2002 was $9,260,000 versus $6,592,000 for the same period in 2001. Salaries and benefits increased $930,000 (27.4%) due to cost of living raises and staffing additions made during the year as the Company continues to grow and to implement the new technology acquired during the year. Full time equivalent employees increased to 147 at September 30, 2002 from 122 at September 30, 2001. Benefit costs and employer taxes increased commensurate with the salaries. Premises expense was up $118,000 (31.7%) from the first nine months of 2001 to the first nine months of 2002. Fixed asset expense was up $6,000 (.9%). As with the quarter-to-quarter comparison, much of the increase in premise expense is related to the lease agreement implemented during the year for the Central Chico office. Other expenses increased $1,614,000 (73.8%). As discussed in the non-interest income section, the death of the Company's Chief Operating Officer, John Stanton, resulted in the accelerated accrual of his salary continuation plan benefits totaling $1,081,643 that will be subsequently paid to his beneficiary. Professional fees accounted for $131,000 (59.0%) of the increase in other expense. The increase in professional fees relates to legal fees paid to resolve problem loan credits and accounting and legal fees related to the formation of the holding company, Community Valley Bancorp.

Provision for Income Taxes

        The effective tax rate for the third quarter and first nine months of 2002 was 39.8% and 29.8%, respectively, versus 40% and 39.1%, respectively, for the same two periods of 2001. The lower effective tax rate for the first nine months of 2002 was attributable to the tax-free net proceeds from key man insurance policies previously described.

Balance Sheet Analysis

        The Company's total assets were $299,540,000 at September 30, 2002 as compared to $272,464,000 at December 31, 2001, representing an increase of 9.9%. The average balance of total assets for the nine months ended September 30, 2002 was $276,275,000, which represents an increase of $35,921,000 (15%) over the $240,354,000 during the nine-month period ended September 30, 2001. Total average assets for the third quarter of 2002 were $286,193,000 compared to $257,267,000 during the third quarter of 2001. The source of this growth has been the increase in the Bank's loan portfolio, particularly in the third quarter of 2002.

Loans

        The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) commercial real estate; 3) real estate construction (both commercial and residential); 4) residential real estate; 5) agriculture; and 6) consumer loans. Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years. At September 30, 2002, these principal areas accounted for approximately 25%, 13%, 40%, 4%, 10%, and 8%, respectively, of the Company's loan portfolio. The mix changed from December 31, 2001 in the areas of commercial loans and real estate construction. The mix at December 31, 2001 was 20%, 15%, 42%, 5%, 9%, and 9%. These changes were consistent with the Company's plan to diversify the portfolio and reduce the concentration in single-family real estate construction loans. Continuing strong economic activity in the Company's market area, new borrowers developed through the Company's marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan paydowns and payoffs, resulted in net increases in loan balances for commercial loans ($14,623,000 or 34.6%), real estate construction ($7,078,000 or 8.2%), residential real estate ($456,000 or 4.9%), agricultural loans ($3,561,000 or 18.4%) and consumer ($909,000 or 4.9%), and decreases in commercial real estate ($1,667,000 or 6%), Table Five below summarizes the composition of the loan portfolio as of September 30, 2002 and December 31, 2001.

Table Five: Loan and Lease Portfolio Composition (Unaudited)

(In thousands)	September 30, 2002	December 31, 2001
Commercial	$56,889	$42,266
Real estate:
Commercial	29,066	30,733
Construction	93,875	86,796
Residential	9,688	9,232
Agriculture	22,967	19,406
Consumer	19,584	18,488

Total loans	232,069	206,921
Allowance for loan and lease losses	(2,809)	(2,400)
Deferred loan and lease fees	(679)	(674)

Total net loans	$229,259	$203,853

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

        In management's judgment, a concentration exists in real estate loans, which represented approximately 57.1% of the Company's loan and lease portfolio at September 30, 2002, which reflects an improvement from the 61.2% concentration level at December 31, 2001. Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan and lease losses which could adversely affect the Company's future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers' knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers' capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's lending officers.

Nonaccrual, Past Due and Restructured Loans

        Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely.

        Table Six below sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2002 and December 31, 2001.

Table Six: Non-Performing Loans (Unaudited)

(In thousands)	September 30, 2002	December 31, 2001
Past Due 90 days or more and still accruing:
Commercial	$—	$—
Real estate	—	—
Consumer and other	—	—

Nonaccrual:
Commercial	134	1,544
Real estate	460	221
Consumer and other	1	—

Total non-performing loans	$595	$1,765

        At September 30, 2002, non-performing loans and leases were .26% of total loans and leases. The recorded investments in loans that were considered to be impaired totaled three loans with balances of $595,000 at September 30, 2002 and two loans with balances of $1,765,000 at December 31, 2001. One of the three impaired loans shown for September 30, 2002 has a U.S. Government guarantee for 90% of the loan balance. The guarantee is for $414,000. The remaining two loans have a very low potential for loss. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2002 or December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

        The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted. The allowance for loan losses totaled $2,809,000 or 1.21% of total loans at September 30, 2002 and $2,400,000 or 1.20% at December 31, 2001. Net recoveries to average loans were 0.0214% for the third quarter of 2002 and 0.0042% for the nine months ended September 30, 2002. Net charge-offs through the first nine months of 2001 were less than (.07%) of average loans.

        Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for percentages)
	2002	2001	2002	2001
Average loans outstanding	$224,182	$205,892	$213,296	$195,932

Allowance for possible loan losses at beginning of period	$2,647	$2,299	$2,397	$2,000
Loans charged off:
Commercial	—	(16)	—	(16)
Real estate	—	—	(4)	—
Consumer	—	(21)	(1)	(104)

Total	—	(37)	(5)	(120)

Recoveries of loans previously charged off:
Commercial	12	—	14	—
Real estate	—	—	—	—
Consumer	—		—	7

Total	12		14	7

Net loan recoveries (charge offs)	12	(37)	9	(113)
	—	—	—
Additions to allowance charged to operating expenses	150	100	403	475

Allowance for possible loan losses at end of period	$2,809	$2,362	$2,809	$2,362

Ratio of net (charge-offs) recoveries to average loans outstanding	.021%	(.04%)	.004%	(.05%)
Provision of allowance for possible loan losses to average loans outstanding	.06%	.04%	.19%	.24%
Allowance for possible loan losses to loans net of deferred fees at end of period	1.21%	1.15%	1.21%	1.15%

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

Other Real Estate

        At September 30, 2002, the Company did not have any other real estate ("ORE") properties. At December 31, 2001, the Company had one property, a vacant lot valued at $12,000, which was subsequently sold at a net loss of approximately $2,000.

Deposits

        At September 30, 2002, total deposits were $270,764,000 representing an increase of $24,334,000 (9.9%) over the December 31, 2001 balance of $246,430,000.

Capital Resources

        The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

        The Board of Directors of the Company authorized the payment of a cash dividend of $.075 per share on October 25, 2001, January 28, 2002, April 25, 2002, and July 26, 2002 and $.08 per share on October 25, 2002. The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors. The per share amounts have been retroactively restated for the Company's 4 for 3 stock split approved by the Board of Directors on August 20, 2002.

        The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital. There were no significant differences between the Company's capital ratios and those of the Bank at September 30, 2002. At September 30, 2002, shareholders' equity was $24,164,000, representing an increase of $3,344,000 (16%) from $20,820,000 at December 31, 2001. The Bank's ratio of total risk-based capital to risk adjusted assets was 11.10% at September 30, 2002 compared to 11.60% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 9.91% at September 30, 2002 and 10.40% at December 31, 2001.

        Table Eight below lists the Bank's capital ratios at September 30, 2002 and December 31, 2001, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At September 30, 2002	At December 31, 2001	Minimum Regulatory Requirement
Leverage ratio	8.42%	7.70%	4.00%
Tier 1 Risk-Based Capital	9.91%	10.40%	4.00%
Total Risk-Based Capital	11.10%	11.60%	8.00%

        Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs. All ratios are in excess of the regulatory definition of "Minimum" at September 30, 2002 and December 31, 2001. The Bank was considered "well-capitalized" by regulatory standards, at September 30, 2002 and December 31, 2001.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Table Nine: Interest Rate Risk Simulation of Net Interest as of September 30, 2002 and December 31, 2001 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2002	$ Change in NII from Current 12 Month Horizon December 31, 2001
Variation from a constant rate scenario
+200bp	$(40)	$102
-200bp	$(532)	$(747)

        The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.

Inflation

        The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company's ability to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future. In addition to its effects on interest rates, inflation increases overall operating expenses. Inflation has not had a material effect upon the results of operations of the Company and its subsidiary during the periods ended September 30, 2002 and 2001.

Liquidity

        Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans at September 30, 2002 and December 31, 2001 were approximately $90,105,000 and $85,170,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

        The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On September 30, 2002, consolidated liquid assets totaled $45.5 million or 15.2% of total assets compared to $44.4 million or 16.3% of total assets on December 31, 2001. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks. There were no borrowings outstanding under these arrangements at September 30, 2002. The Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

        Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

        The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $90,105,000 and $85,170,000 at September 30, 2002 and December 31, 2001, respectively. As a percentage of net loans, these off-balance sheet items represent 38.8% and 41.3%, respectively.0

Other Matters

        California Power Shortage.    The State of California has experienced periodic electric power shortages. It is uncertain whether these shortages will continue. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiary's significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

        Effects of Terrorism.    The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

Item 4.    CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

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
(10.1)
Employment Agreement with Keith C. Robbins dated April 27, 1995. Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for Keith C. Robbins. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.2)
Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for Keith C. Robbins. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.3)
1997 Stock Option Agreement for Keith C. Robbins dated May 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.4)
2000 Stock Option Agreement for Keith C. Robbins dated March 14, 2000. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.5)
Employment Agreement with John F. Coger dated April 27, 1995. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.6)
Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for John F Coger. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.7)
Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F. Coger. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.8)
2000 Stock Option Agreement for John F. Coger dated March 14, 2000 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.9)
1997 Stock Option Agreement for M. Robert Ching dated May 1, 1997 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.10)
2000 Stock Option Agreement for M. Robert Ching dated May 1, 2000. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.11)
1997 Stock Option Agreement for Eugene B. Even dated May 1, 1997 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.12)
2000 Stock Option Agreement for Eugene B. Even dated May 1, 2000. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.13)
1997 Stock Option Agreement for John D. Lanam dated May 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.14)
2000 Stock Option Agreement for John D. Lanam dated May 1, 2000. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.15)
1997 Stock Option Agreement for Donald W. Leforce dated May 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.16)
2000 Stock Option Agreement for Donald W. Leforce dated May 1, 2000 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.17)
1997 Stock Option Agreement for Ellis L. Matthews dated May 1, 1997 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.18)
2000 Stock Option Agreement for Ellis L. Matthews dated May 1, 2000 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.19)
1997 Stock Option Agreement for Robert L. Morgan dated May 1, 1997 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.20)
2000 Stock Option Agreement for Robert L. Morgan dated May 1, 2000 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.21)
1997 Stock Option Agreement for James S. Rickards dated May 1, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.22)
2000 Stock Option Agreement for James S. Rickards dated May 1, 2000 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.23)
1997 Stock Option Agreement for Gary B. Strauss dated May 1, 1997 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.24)
2000 Stock Option Agreement for Gary B. Strauss dated May 1, 2000. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.25)
1997 Stock Option Agreement for Hubert I. Townshend dated May 1, 1997 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.26)
2000 Stock Option Agreement for Hubert I. Townshend dated May 1, 2000 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.27)
Director Deferred Fee Agreement for M. Robert Ching dated April 8, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.28)
Director Retirement Agreement for M. Robert Ching dated April 14, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.29)
Director Retirement Agreement for Eugene B. Even dated April 14, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.30)
Director Retirement Agreement for John D. Lanam dated April 14, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.31)
Director Deferred Fee Agreement for Donald W. Leforce dated April 14, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.32)
Director Retirement Agreement for Donald W. Leforce dated April 14, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.33)
Director Retirement Agreement for Ellis L. Matthews dated April 14, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.34)
Director Retirement Agreement for Robert L. Morgan dated April 14, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.35)
Director Retirement Agreement James S. Rickards dated April 14, 1998 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..
(10.36)
Director Retirement Agreement for Gary B. Strauss dated April 14, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.37)
Director Retirement Agreement for Hubert I. Townshend dated April 14, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.38)
Lease agreement between Butte Community Bank and Anna Laura Schilling Trust dated March 20, 2001, related to 900 Mangrove Ave., Chico, California. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.39)
Lease agreement between Butte Community Bank and M&H Realty Partners IV L.P., a California limited partnership, dated January 28, 2002, related to Unit #101-37 North Valley Plaza, East and Cohasset Avenues, Chico, California. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(11)	See Note 2 Earnings Per Share Computation
(99.1)	1991Stock Option Plan is incorporated by reference from the Company's Registration Statement Form S-8, filed August 14, 2002.
(99.2)	1997Stock Option Plan is incorporated by reference from the Company's Registration Statement Form S-8, filed August 14, 2002.
(99.3)	2000 Stock Option Plan is incorporated by reference from the Company's Registration Statement Form S-8, filed August 14, 2002.
(99.4)	Director Emeritus Plan dated March 20, 2001. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(99.5)	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.6)	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

          On September 4, 2002, the Company filed a Report on Form 8-K announcing a four-for-three (33.33%) Stock Split.

          On September 30, 2002, the Company filed a Report on form 8-k announcing an eight cent per share Stock Dividend

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

November 13, 2002	By:	/s/ KEITH C. ROBBINS Keith C. Robbins President, Chief Executive Officer

November 13, 2002	By:	/s/ JOHN F. COGER John F. Coger Executive Vice President, CFO

Certifications: Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith C. Robbins, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Community Valley Bancorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (October 15, 2002); and

c)
presented in this quarterly report our conclusions about the effectiveness of the    disclosure controls and procedures based on our evaluation as of October 15, 2002;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ KEITH C. ROBBINS Keith C. Robbins President, Chief Executive Officer

I, John F. Coger, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Community Valley Bancorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (October 15, 2002); and

d)
presented in this quarterly report our conclusions about the effectiveness of the    disclosure controls and procedures based on our evaluation as of October 15, 2002;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

c)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ JOHN F. COGER John F. Coger Executive Vice President, Chief Financial Officer

QuickLinks

PART 1-FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits
SIGNATURES
Certifications: Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002