Form 10-K
period 2002-12-31
COMMUNITY VALLEY BANCORP
filed 2003-03-31
CIK 1170833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

COMMUNITY VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California	68-0479553
State of incorporation	I.R.S. Employer Identification Number

2041 Forest Avenue Chico, California	95928
Address of principal executive offices	Zip Code

(530) 899-2344
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒       No     ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of February 19, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18.5 million, based on the sales price reported to the Registrant on that date of $20.25 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 19, 2003 was 2,692,028.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Federal Deposit Insurance Corporation pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1.             Business

General

The Company

Community Valley Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Chico, California.  The Company was incorporated in July, 2001 and acquired all of the outstanding shares of Butte Community Bank (the “Bank”) in May, 2002.  The Company’s principal subsidiary is the Bank.  The Company’s only other subsidiary is Community Valley Bancorp Trust I, which was formed in December, 2002 solely to facilitate the issuance of capital trust pass-through securities.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

The Company’s principal source of income is currently dividends from the Bank, but the Company intends to explore supplemental sources of income in the future.  The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt will generally be paid from such payments made to the Company by the Bank.

At December 31, 2002, the Company had consolidated assets of $337.2 million, deposits of $298.0 million and shareholders’ equity of $25.4 million.  The Company’s liabilities include $8.0 million in capital trust pass-through securities issued by Community Valley Trust I (see “Recent Developments” for further details).

The Company’s Administrative Offices are located at 2041 Forest Avenue, Chico, California and its telephone number is (530) 899-2344.  References herein to the “Company” include the Company and the Bank, unless the context indicates otherwise.

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990.  The Bank’s Administrative Office is located at 2041 Forest Avenue, Chico, California.  The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof.  The Bank is not a member of the Federal Reserve System.  At December 31, 2002, the Bank had approximately $335.8 million in assets, $229.7 million in loans and $305.8 million in deposits.

We operate six full-service branch offices in four Butte County communities, one full-service branch office in Sutter County, and one Loan Production office in Placer County.  We offer a full range of banking services to individuals and various-sized businesses in the communities we serve.  The locations of those offices are:

Chico:	Main Office 2041 Forest Avenue	Paradise:	Paradise Branch 672 Pearson Road

	Administrative Headquarters 2041 Forest Avenue	Oroville:	Oroville Branch 2227 Myers Street

	North Chico Branch 208 West East Avenue	Magalia:	Magalia Branch 14115 Lakeridge Circle

	Central Chico Branch 900 Mangrove Avenue	Yuba City	Yuba City Branch 1600 Butte House Road

Roseville	Roseville Loan Office 114 N Sunrise Avenue Suite C3

In addition, our Real Estate Loan Center, Data Processing, Call Center, Central Note Department and Bank Card Center are located at 1390 Ridgewood Drive, Chico.  We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices.  These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, and the city of Roseville in Placer County.

Throughout the history of Butte Community Bank, our growth has been exclusively by establishing de novo full-service branch offices and credit centers in various locations in California’s Northern Sacramento Valley and foothill region.

With a predominant focus on personal service, Butte Community Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses, including agricultural and real estate customers in Butte and other surrounding counties.    Our principal retail lending services include home equity and consumer loans. In addition, we have two other significant dimensions which surround this core of retail community banking:  Agricultural lending, and real estate financing (both construction and long term).

The Agricultural Credit Centers located in Yuba City, and Chico provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers and small business farming organizations.

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices.  In addition, we staff our Chico, Paradise, Oroville, and Yuba City offices with real estate lending specialists.  These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities.  Secondary market services are provided though the Bank’s affiliations with Fannie Mae and various non-governmental programs.  The Bank services these real estate loans sold on the secondary market, and as of year end the portfolio was in excess of $95 million.  We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998.  The Bank’s SBA program generated approximately $4 million in loans during the past year.  It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  The Bank was also recognized as the number one USDA Business and Industry Lender in California and seventh in the nation during 2002.  The Bank originated $18 million in loans through this program during 2002.

As of December 31, 2002, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (8%); (ii) commercial and industrial (including SBA) loans (21%); (iii) real estate loans (mortgage and construction) (63%); (iv) consumer loans (8%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options.  As of December 31, 2002, we had 22,623 deposit accounts with balances totaling approximately $298 million, compared to 20,438 deposit accounts with balances totaling approximately $246 million at December 31, 2001.  Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed.  These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services and other customary banking services.   Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks.  During the past three years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities.  We now have a total of eight such remote ATM’s at eight different locations, including a hospital, two grocery stores, an entertainment center, and three gas stations.  These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience.    In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.

Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities.  This results in a relatively modest average deposit balance of approximately $11,000 at December 31, 2002, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies.

For non-deposit services, we have a strategic alliance with Financial Network Investment Corporation.  Through this arrangement, our registered and licensed representatives provide Bank customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.  They conduct business from offices located in our Chico, Paradise, Oroville, and Yuba City branches.

We do not believe there is a significant demand for additional trust services in our service areas, and we do not operate or have any present intention to seek authority to operate a Trust Department.  We believe that the cost of establishing and operating such a department would not be justified by the potential income to be gained there from.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, which enable the Bank to retain and improve its competitive position in its service area.  During the year 2002, the Bank further expanded its off-site ATM locations by installing an ATM at the East Avenue Safeway shopping center in Chico.  This center has several restaurants and businesses and is also close to Pleasant Valley High School.

All of these developments are meant to increase public convenience in the Bank’s service area and enhance public access to the electronic payments system.  The cost to the Bank for these development, implementation, and marketing activities cannot expressly be calculated with any degree of certainty.

The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.    The Bank is not dependent on a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank’s loans concentrated within a single industry or group of related industries.  There has been no material effect upon the Bank’s capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

On July 16, 2001, Community Valley Bancorp was incorporated as a bank holding company, for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization. Shortly after the incorporation, Community Valley Bancorp filed a registration statement on Form S-4 with the Securities and Exchange Commission in order to register its common stock which was issued pursuant to the terms of a Plan of

Reorganization and Agreement of Merger dated April 22, 2002.  The Plan of Reorganization and Agreement of Merger provided for the exchange of shares of the Bank for shares of Community Valley Bancorp on a share-for-share basis (the “Reorganization”).  The registration statement was declared effective on April 16, 2002.  The Reorganization was approved by the Company’s shareholders on May 23, 2002, and all required regulatory approvals or non-disapprovals with respect to the Reorganization were obtained.  The Reorganization was consummated on June 17, 2002, subsequent to which the Bank continued its operations as previously conducted but as a wholly-owned subsidiary of Community Valley Bancorp.  The new corporate structure is intended to give Community Valley Bancorp and the Bank greater flexibility in terms of operation, expansion and diversification.

On December 19, 2002, Community Valley Bancorp Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued an aggregate of $8,000,000 of principal amount of Floating Rate Trust Preferred Securities  (Capital Trust Pass-through Securities of the Trust) (the “Trust Preferred Securities”).  Bear Stearns, Inc. acted as placement agent in connection with the offering of the trust securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $8,000,000 in principal amount of Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by the Company (the “Subordinated Debt Securities”).  The Trust Preferred Securities are included as Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios.    A portion of the proceeds was used to retire debt incurred during 2002 to pay for the formation of the holding company, and the remainder has been placed in a demand deposit account at the Bank.

Competition

The banking business in California generally, and specifically in our market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years.  The industry continues to consolidate and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments.  Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products.  These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand.  Many of the major banks operating in the area offer certain services which we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software.  Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.  Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.  The Financial Modernization Act, which, effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

Technological innovation has also resulted in increased competition in financial services markets.  Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products.  In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years, we have countered this increasing competition by providing our own style of community-oriented, personalized service.  We rely upon local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service which we can provide through our flexible policies.    In addition, to meet the needs of customers with electronic access requirements, the Company has embraced the electronic age and installed telephone banking and personal computer and internet banking with bill payment capabilities.  This high tech and high touch approach allows the individual to customize the Bank’s contact methodologies to their particular preference.  Moreover, for customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent banks.  We also assist our customers in obtaining from our correspondent banks other services that the Bank may not offer.

Our credit card business is subject to an even higher level of competitive pressure than our general banking business.  There are a number of major banks and credit card issuers that are able to finance often highly successful advertising campaigns with which community banks generally do not have the resources to compete.  As a result, our credit card balances outstanding are much more likely to increase at a slower rate than that which might be seen in nationwide issuers’ year-end statistics.  Additional competition comes from many non-financial institutions, such as providers of various retail products, which offer many types of credit cards.

Employees

As of December 31, 2002 the Company had 94 full-time and 83 part-time employees.  On a full time equivalent basis, the Company’s staff level was 152 at December 31, 2002, as compared to 132 at December 31, 2001.  None of our employees is concurrently represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

Regulation and Supervision

The Company and the Bank are subject to significant regulation by federal and state regulatory agencies.  The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations.  No assurance can be given that such statutes or regulations will not change in the future.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business.  A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.  The permissible activities and affiliations of certain bank holding companies have recently been expanded.  (See “Financial Modernization Act” below.)

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the “DFI”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of pro-forma tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2002 and 2001, the Bank’s Total Risk-Based Capital Ratios were 10.9% and 11.6%, respectively and its Tier 1 Risk-Based Capital Ratios were 9.7% and 10.4%, respectively.  As of December 31, 2002, the Company’s Total Risk-Based Capital was 14.0% and its Tier 1 Risk-Based Capital Ratio was 12.8%.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  As of December 31, 2002 and 2001, the Bank’s Leverage Capital Ratios were 7.9% and 7.7%, respectively.  As of December 31, 2002, the Company’s leverage capital ratio was 10.4%, exceeding regulatory minimums.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval.  Even more severe restrictions apply to critically undercapitalized banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, institutions such as the Bank which are insured by the Bank Insurance Fund (“BIF”), are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations.  The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.  The current BIF base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Group A	Group B	Group C

Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

In addition, BIF member banks (such as the Bank) must pay an amount which fluctuates but is currently 1.84 basis points, or cents per $100 of insured deposits, toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank was last examined for CRA compliance in June, 1999 and received an “outstanding” CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations.  Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.  In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations.  Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers ) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas.  It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

Financial Modernization Act

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.   No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The Company has no current intention of becoming a financial holding company, but may do at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking.  A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

RISK FACTORS

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2003.  Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement.  Such risks and uncertainties with respect to the Company include:

•                        increased competitive pressure among financial services companies;

•                        changes in the interest rate environment reducing interest margins or increasing interest rate risk;

•                        deterioration in general economic conditions, internationally, nationally or in the State of California;

•                        the occurrence of future events such as the terrorist acts of September 11, 2001;

•                        the availability of sources of liquidity at a reasonable cost;

•                        substantial increases in energy costs in California; and

•                        legislative or regulatory changes adversely affecting the business in which the Company engages.

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products.  Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing.  With deregulation in the 1980’s, other kinds of financial institutions began to offer competing products.  Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT &T, General Motors and various software developers.  Similar competition is faced for commercial financial products from insurance companies and investment bankers.  Community banks, including the Company, attempt to offset this trend by developing new products that capitalize on the service quality that a local institution can offer.  Among these are new loan, deposit, and investment products.  The Company’s primary competitors are different for each specific product and market area.  While this offers special challenges for the marketing of our products, it offers protection from one competitor dominating the Company in its market areas.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do, which creates certain competitive disadvantages for the Company.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the steady slowing of growth in the economy and the actions of the Federal Reserve Board (“the Fed”) to manage the decline.  Early in 2001, the Fed began to lower rates and continued throughout the year until it had lowered its target short-term rate by 4.75% to its lowest rate in 40 years.  These changes, especially given the extreme rate of decline in 2001, impact the Company as market rates for loans, investments and deposits respond to the Fed’s actions.  We are also affected by certain industry-specific economic factors. For example, a significant portion of our total loan portfolio is related to real estate obligations, particularly residential real estate loans.  A downturn in the residential real estate industry in California could have an adverse effect on our operations.  Similarly, a sizable portion of our total loan portfolio is to borrowers either directly or indirectly involved in the agricultural industry.

Risk Management

The Company sees the process of addressing the potential impacts of the external factors listed above as part of its management of risk.  In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business.  New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed if the Company chooses to offer them to its customers.  Also, the risks associated with existing products must be reassessed periodically.  The Company cannot operate risk-free and make a profit.  Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk.  The Company’s Risk Officer and the other members of its Senior Management Team under the direction and oversight of the Board of Directors lead the risk management process.

Some of the risks faced by the Company are those faced by most enterprises — reputational risk, operational risk, and legal risk.  The special risks related to financial products are credit risk and interest rate risk.  Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract.  Credit risk is discussed in the sections related to loans.  Interest rate risk relates to the adverse impacts of changes in interest rates.  The effective management of these and other risks mentioned above is the backbone of the Company’s business strategy.

As a Result of Our Growth

Our Company’s(1) total assets increased from $272 million at December 31, 2001 to $337 million at December 31, 2002, with most of the growth occurring in the second half of the year.  Management’s intention is to leverage the Company’s current infrastructure to sustain the momentum achieved in the latter part of 2002, although no assurance can be provided that this strategy will result in significant growth.  Our ability to manage growth will depend primarily on our ability to:

•                     monitor operations;

•                     control funding costs and operating expenses;

•                     maintain positive customer relations; and

•                     attract, assimilate and retain qualified personnel.

(1) Inasmuch as the Company did not acquire the outstanding shares of the Bank until May, 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for the Bank only.  Information for 2002 is for the Company on a consolidated basis unless otherwise stated.

The Impact of Changes in Assets and Liabilities to Net Interest Income and Net Interest Margin

The Company earns income from two sources.  The primary source is from the management of its financial assets and liabilities and the second is from charging fees for services provided.  The first source involves functioning as a financial intermediary, that is, the Company accepts funds from depositors or obtains funds from other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments.  Income is earned as a spread between the interest earned from the loans or investments and the interest paid on the deposits and other borrowings.  The second source, fee income, is discussed in other sections of this analysis, specifically in “Noninterest Revenue.”

Changes in Net Interest Income and Net Interest Margin

Net interest income is the difference or spread between the interest and fees earned on loans and investments (the Company’s earning assets) and the interest expense paid on deposits and other liabilities.  The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities.

Net interest margin is net interest income expressed as a percentage of average earning assets.  It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.   To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.  A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin.  To the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans.  However, additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses.   In general, depositors are willing to accept a lower rate on their funds than are other providers of funds because of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage.  To the extent that the Company can fund asset growth by deposits, especially the lower cost transaction accounts, rather than borrowing funds from other financial institutions, the average rates paid on funds will be less, and net interest income more.

The Allowance for Loan Losses May Not Cover Actual Loan Losses.  We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans, nevertheless losses can and do occur.  We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

•                     industry standards;

•                     historical experience with our loans;

•                     evaluation of economic conditions;

•                     regular reviews of the quality mix and size of the overall loan portfolio;

•                     regular reviews of delinquencies; and

•                     the quality of the collateral underlying our loans.

We maintain an allowance for loan losses at a level which we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio.  However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will hurt our business.  In addition, the FDIC and the Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan losses.  Such agencies may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also impact our business.

Item 2.             Properties

The following properties (real properties and/or improvements thereon) are owned by the Company(1) and are unencumbered.  In the opinion of Management, all properties are adequately covered by insurance.

(1) As used throughout this Annual Report, the term “Company” includes, where appropriate, both Community Valley Bancorp and its consolidated subsidiaries, Butte Community Bank and Community Valley Bancorp Trust I.

Location	Use of Facilities	Square Feet of Office Space	Land and Building Cost

672 Pearson Road	Branch Office	4,200	$612,261
Paradise, California
(Opened December 1990)

2227 Myers Street	Branch Office	9,800	$1,029,737
Oroville, California
(Opened December 1990)

2041 Forest Avenue	Branch Office	8,000	$1,543,845
Chico, California
(Opened September, 1996)

1390 Ridgewood Drive	Central Services	8,432	$1,098,293
Chico, California
(Opened May, 1998)

1600 Butte House Road	Branch Office	6,580	$1,448,340
Yuba City, California (Opened September, 1997)

The following facilities are leased by the Bank:

Location	Use of Facilities	Square Feet of Office Space	Monthly Rent as of 12/31/02	Term of Lease

14115 Lakeridge Circle	Branch Office	5,109	$2,555	5/1/03	(1)
Magalia, California (Opened June 1993)

208 West East Avenue	Branch Office	3,407	$3,850	3/31/03	(2)
Chico, California
(Opened June, 1999)

114 N. Sunrise Avenue	Loan Office	1,360	$1,700	1/31/03	(3)
Roseville, California
(Opened February, 2000)

900 Mangrove Avenue	Branch Office	6,000	$6,300	9/30/11	(4)
Chico, California

Additionally, the Bank has eight remote ATM locations.  The amount of monthly rent at these locations is minimal.

(1) This is the termination date of the current 5-year lease; the Company has the right however, to terminate the laese with 180 days advance notice.

(2) This is the termination date of the current 1-year lease.

(3) This is the termination date of the current 3-year lease.

(4) This is the termination date of the origional lease.  The Company also has four renewal options for five years each under this lease agreement.

Management believes that the Company’s existing facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

Item 3.             Legal Proceedings

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Company.

Item 4.             Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.             Market for Common Equity and Related Shareholder Matters

(a)             Market Information

Community Valley Bancorp has been listed on the Nasdaq OTC Bulletin Board since June 17, 2002 (the effective date of the holding company reorganization), and Butte Community Bank was previously also listed on the Nasdaq OTC Bulletin Board.  Our Common Stock trades under the symbol CVLL and the CUSIP number for such common stock is #20415P101.   Previously the Butte Community Bank CUSIP number for the common stock was #12406Q107.  Trading in the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market.  Management is aware of the following securities dealers who make a market in the Company’s stock: Hoefer & Arnett, San Francisco, California, Wachovia First Union Securities, Grass Valley, California, and Wedbush Morgan Securities, Portland, Oregon (the “Securities Dealers”).

The following table summarizes trades of the Company setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.  The information in the following table does not include trading activity between dealers.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock		Approximate Trading Volume Shares
	High	Low
March 31, 2001	12.00	12.00	14,200
June 30, 2001	11.66	11.63	22,400
September 30, 2001	13.13	12.19	103,100
December 31, 2001	15.38	15.38	81,600
March 31, 2002	18.00	18.00	40,100
June 30, 2002	21.86	18.19	50,300
September 30, 2002	20.44	18.79	20,700
December 31, 2002	20.40	18.75	48,400

(b)             Holders

On February 19, 2003 there were approximately 449 shareholders of record of the Company.

(c)             Dividends

As a bank holding company which currently has no significant assets other than its equity interest in the Bank and the proceeds from the issuance of the Trust Preferred Securities previously mentioned, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank.  The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s Board of Directors at that time.

The Company paid quarterly cash dividends totaling $1.08 million or $0.33 per share in 2002 and $591 thousand or $0.22 per share in 2001, representing 22% and 16%, respectively of the prior year’s earnings.  (As the holding company reorganization became effective on June 17, 2002, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  The Company anticipates paying dividends in the future consistent with the general dividend policy.  The policy is to declare and pay dividends of no more than 40% of its previous years net income to shareholders.  However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The power of the Bank’s Board of Directors to declare cash dividends is also limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions.  Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.  The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

(d) Recent Sales of Unregistered Securities

 On December 19, 2002, the Company issued an aggregate of $8,000,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Subordinated Debt Securities”).  All of the Subordinated Debt Securities were issued to Community Valley Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”).   The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof.  The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds (approximately $7.75 million) raised by the Trust from the sale of $8,000,000 in principal amount of the Trust’s Floating Rate Capital Trust Pass-through Securities (the “Trust Preferred Securities”).   Bear Stearns & Co. Inc. acted as the placement agent in connection with the offering of the Trust Preferred Securities for aggregate commissions of $240,000 payable by the Trust.  The sale of the Trust Preferred Securities was part of a larger transaction arranged by Bear Stearns & Co. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled Trust Preferred Securities”).  The Pooled Trust Preferred Securities were sold by Bear Stearns & Co. Inc. only (i) to those entities Bear Stearns & Co. Inc. reasonably believed were qualified institutional  buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act.  The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

Item 6.             Selected Financial Data

The “selected financial data” for 2002 which follows is derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.  Statistical information below is generally based on average daily amounts.

Selected Financial Data

	As of December 31, (Dollars in thousands, except per share data)
	2002	2001	2000	1999	1998
Income Statement Summary
Interest income	$18,572	$19,389	$16,532	$12,188	$11,003
Interest expense	$4,774	$7,344	$5,518	$3,705	$3,674
Net interest income before provision for loan losses	$13,798	$12,044	$11,014	$8,483	$7,329
Provision for loan losses	$603	$500	$805	$305	$565
Non-interest income	$6,561	$4,026	$3,168	$2,796	$2,931
Non-interest expense	$12,531	$9,335	$8,398	$7,336	$6,199
Income before provision for income taxes	$7,225	$6,235	$4,979	$3,638	$3,496
Provision for income taxes	$2,375	$2,424	$1,932	$1,415	$1,365
Net Income	$4,850	$3,811	$3,047	$2,223	$2,131

Balance Sheet Summary
Total loans, net	$229,699	$197,875	$167,092	$116,864	$103,249
Allowance for loan losses	$(3,007)	$(2,397)	$(2,000)	$(1,390)	$(1,328)
Securities held to maturity	$2,873	$2,507	$4,105	$5,062	$5,075
Securities available for sale	$514	$500	$463	$263	$832
Due from banks time	$4,061	$694	$1,584	$3,664	$3,962
Cash and due from banks	$15,621	$12,402	$12,100	$11,997	$8,669
Federal funds sold	$57,410	$37,270	$11,630	$8,500	$10,550
Other real estate	$—	$12	$52	$431	$341
Premises and equipment, net	$6,653	$5,642	$5,217	$5,595	$4,514
Total Interest-Earning Assets	$294,557	$238,846	$184,874	$134,353	$123,668
Total Assets	$337,235	$272,464	$214,906	$159,332	$145,481
Total Interest-Bearing Liabilities	$243,092	$201,434	$162,210	$123,291	$107,072
Total Deposits	$297,981	$246,420	$194,125	$142,873	$131,755
Total Liabilities	$311,855	$251,644	$198,062	$145,494	$134,081
Total Shareholders’ Equity	$25,380	$20,820	$16,844	$13,838	$11,400

Per Share Data(1)
Net Income	$1.87	$1.53	$1.29	$0.96	$0.94
Book Value	$9.78	$8.35	$7.12	$5.97	$5.02
Cash Dividends	$0.33	$0.22	$—	$—	$—
Weighted Average Common Shares Outstanding, Basic	2,595,836	2,492,572	2,365,935	2,318,524	2,271,996
Weighted Average Common Shares Outstanding, Diluted	2,729,947	2,680,305	2,629,455	2,590,304	2,481,445
Key Operating Ratios:
Performance Ratios:
Return on Average Equity(2)	20.82%	19.73%	20.08%	17.61%	21.14%
Return on Average Assets(3)	1.69%	1.54%	1.64%	1.45%	1.60%
Net Interest Margin(4)	5.36%	5.49%	6.73%	6.34%	6.25%
Dividend Payout Ratio(5)	17.66%	14.39%
Equity to Assets Ratio(6)	8.12%	7.85%	8.09%	8.23%	7.57%
Net Loans to Total Deposits at Period End	77.09%	80.30%	86.07%	81.80%	78.36%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.25%	0.88%	0.31%	0.30%	0.08%
Nonperforming Assets to Total Loans and Other Real Estate	0.25%	0.88%	0.34%	0.67%	0.40%
Net Charge-offs (Recoveries) to Average Loans	0.00%	0.05%	0.13%	0.21%	0.13%
Allowance for Loan Losses to Net Loans at Period End	1.31%	1.21%	1.06%	1.62%	1.18%
Allowance for Loan Losses to Non-Performing Loans	506.23%	134.81%	340.72%	175.95%	314.69%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	10.4%	7.7%	7.8%	8.7%	7.8%
Tier 1 Capital to Total Risk-Weighted Assets	12.8%	10.4%	9.5%	10.8%	10.0%
Total Capital to Total Risk-Weighted Assets	14.0%	11.6%	10.6%	11.8%	11.1%

(1) All per share data and the average number of shares outstanding have been retroactively restated on a split-adjusted basis

(2) Net income divided by average shareholders’ equity.

(3) Net income divided by average total assets.

(4) Net interest income divided by average earning assets.

(5) Dividends declared per share divided by net income per share.

(6) Average equity divided by average total assets.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three-year period ended December 31, 2002.(1)  The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements.  Factors that could cause actual results to differ materially from those in such forward-looking statements are fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

Summary of Performance

For 2002, net income was $4.85 million, compared to the $3.81 million earned in 2001 and net income of $3.05 million in 2000.  Net income per diluted share was $1.78 for 2002, as compared to $1.43 during 2001 and $1.16 in 2000.  The Company’s Return on Average Assets (“ROA”) was 1.69% and Return on Average Equity (“ROE”) was 20.82% in 2002, as compared to 1.54% and 19.73%, respectively, in 2001 and 1.64% and 20.08%, respectively, for 2000.

The Federal Reserve Board’s record reduction in the target overnight fed funds rate and discount rate during 2001 continued to impact the Company during the first part of 2002.  These rate reductions injected liquidity into the banking system, which forced other market interest rates to decline in response.  As is typical in many other community banks, the Company’s net interest margin was negatively impacted as market rates fell in 2001 and 2002.  The rate-related decline in net interest income, however, was more than offset by the increased income generated by a higher level of average earning assets and favorable changes in the Company’s deposit mix, and net interest income increased by $1.8 million from 2001 to 2002.  Moreover, the decline in market rates boosted the Company’s volume of mortgage loans, which we were able to sell at substantial gains.  The Company was also able to sell several USDA Business and Industry guaranteed loans and SBA loans for substantial gains.

On December 19, 2002, Community Valley Bancorp Trust I (the “Trust”), a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued an aggregate of $8,000,000 of principal amount of Floating Rate Trust Preferred Securities (Capital Trust Pass-through Securities of the Trust), which in turn were used to purchase the same amount of Subordinated Debt Securities issued by the Company.  These Trust Preferred Securities currently qualify as Tier 1 capital when calculating regulatory risk-based capital ratios.  The issuance of the Trust Preferred Securities in the fourth quarter of 2002 resulted in substantial improvement in the Company’s capital ratios.  In addition, the Bank is considered to be “well capitalized”

(1) As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective in July 16, 2001, all financial information as of and for the years ended December 31, 2001 and any earlier years or periods relates to the Bank rather than the Company.  Information as of and for the year ended December 31, 2002 is provided for the Bank and the Company on a consolidated basis.

pursuant to the Federal Reserve’s prompt corrective action guidelines.  We anticipate that this increase in capital will provide a springboard for future asset growth, while allowing the Company to maintain its well capitalized position.  There can be no absolute assurance given that this in fact will occur, however, as numerous local market, general economic and regulatory changes could impact capital ratios going forward.

Results of Operations

Net Interest Income and Net Interest Margin

The Company earns income from two primary sources.  The first is net interest income brought about by income from the successful deployment of earning assets less the costs of interest-bearing liabilities.  The second is non-interest income, which generally comes from customer service charges and fees, but can also result from non-customer sources such as gains on loan sales.  The majority of the Company’s expenses are operating costs which relate to providing a full range of banking services to our customers.

Net interest income, which is simply total interest income (including fees) less total interest expense, was $13.8 million in 2002 compared to $12.04 million and $11.01 million in 2001 and 2000, respectively.  This represents an increase of 14.6% in 2002 over 2001 and an increase of 9.3% in 2001 over 2000.  The amount by which interest income exceeds interest expense depends on several factors.  Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rate.  The calculation is as follows: the change due to increase or decrease in volume is equal to the increase or decrease in the average balance times the prior period’s rate.  The change due to an increase or decrease in the rate is equal to the increase or decrease in the average rate times the current period’s balance. The variances attributable to both the volume and rate changes have been allocated to the change in rate.

	Years Ended December 31,
Volume & Rate Variances	2002 over 2001 Increase(decrease) due to			2001 over 2000 Increase(decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets:
Loans	$2,156	$(2,861)	$(705)	$5,117	$(2,158)	$2,959
Federal funds sold	$506	$(592)	$(86)	$652	$(617)	$35
Investment Securities:
Taxable	$(8)	$(8)	$(16)	$(25)	$(1)	$(26)
Non-taxable(1)	$(32)	$2	$(30)	$(15)	$—	$(15)
Deposits in banks	$50	$(30)	$20	$(100)	$4	$(96)
Total earning assets	$2,672	$(3,489)	$(817)	$5,629	$(2,772)	$2,857

Interest-Bearing Liabilities

Interest bearing deposits:

Demand - interest bearing	$488	$(329)	$159	$106	$(58)	$48
Savings Accounts	$76	$(147)	$(71)	$37	$(72)	$(35)
Certificates of Deposit	$(989)	$(1,653)	$(2,642)	$2,222	$(411)	$1,811
Total interest bearing deposits	$(425)	$(2,129)	$(2,554)	$2,365	$(541)	$1,824
Borrowed funds:
Other Borrowings	$11	$(26)	$(15)	$—	$55	$55
Total Borrowed Funds	$11	$(26)	$(15)	$—	$55	$55
Total Interest Bearing Liabilities	$(414)	$(2,155)	$(2,569)	$2,365	$(486)	$1,879
Net Interest Margin/Income	$3,086	$(1,334)	$1,752	$3,264	$(2,286)	$978

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Company’s net interest margin for 2002 was 5.36%, a decline of 13 basis points from the 5.49% reported for 2001.  For the year 2000, this margin was 6.73%.  The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

	Year Ended December 31,
	2002(a)			2001(a)			2000(a)
Distribution, Rate & Yield (dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets
Investments:
Federal Funds Sold	$35,641	$573	1.61%	$20,153	$659	3.27%	$9,855	$624	6.33%
Taxable	$1,341	$90	6.71%	$1,475	$92	6.24%	$1,871	$118	6.31%
Non-taxable(1)	$1,813	$76	4.19%	$2,463	$120	4.87%	$2,760	$135	4.89%
Deposits in Banks	$1,718	$81	4.71%	$947	$61	6.44%	$2,625	$156	5.94%
Total Investments	$40,513	$820	2.02%	$25,038	$932	3.72%	$17,111	$1,033	6.04%
Loans:(2)

Agricultural	$21,345	$1,511	7.08%	$21,835	$1,889	8.65%	$23,481	$2,526	10.76%
Commercial	$50,412	$3,927	7.79%	$43,226	$3,776	8.74%	$37,606	$3,929	10.45%
Real Estate	$126,486	$10,900	8.62%	$112,100	$11,251	10.04%	$70,498	$7,586	10.76%
Consumer	$18,710	$1,414	7.56%	$17,287	$1,541	8.91%	$14,932	$1,457	9.76%
Total Loans	$216,953	$17,752	8.18%	$194,448	$18,457	9.49%	$146,517	$15,498	10.58%
Total Earning Assets(3)
	$257,466	$18,572	7.21%	$219,486	$19,389	8.83%	$163,628	$16,531	10.10%
Non-Earning Assets	$29,401			$26,614			$23,986
Total Assets	$286,867			$246,100			$187,614
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$86,292	$1,043	1.21%	$56,144	$680	1.21%	$43,312	$607	1.40%
Savings	$18,936	$173	0.91%	$14,449	$244	1.69%	$12,754	$279	2.19%
Money Market	$17,989	$341	1.90%	$14,678	$545	3.71%	$16,873	$570	3.38%
TDOA’s, and IRA’s	$6,166	$228	3.70%	$5,314	$292	5.49%	$3,703	$204	5.51%
Certificates of Deposit < $100,000	$59,010	$2,143	3.63%	$71,623	$3,876	5.41%	$48,341	$2,816	5.83%
Certificates of Deposit > $100,000	$22,571	$807	3.58%	$28,704	$1,652	5.76%	$16,079	$989	6.15%
Total Interest-Bearing Deposits	$210,964	$4,735	2.24%	$190,912	$7,289	3.82%	$141,062	$5,465	3.87%
Borrowed Funds:
Other Borrowings	$767	$40	5.22%	$641	$55	8.58%	$3,480	$53	1.52%
Total Borrowed Funds	$767	$40	5.22%	$641	$55	8.58%	$3,480	$53	1.52%
Total Interest Bearing Liabilities	$211,731	$4,775	2.26%	$191,553	$7,344	3.83%	$144,542	$5,518	3.82%
Demand Deposits	$48,774			$33,756			$26,967
Other Liabilities	$3,073			$1,478			$927
Shareholders’ Equity	$23,289			$19,313			$15,178
Total Liabilities and Shareholders’ Equity	$286,867			$246,100			$187,614

Interest Income/Earning Assets			7.21%			8.83%			10.10%
Interest Expense/Earning Assets			1.85%			3.35%			3.37%
Net Interest Margin(4)		$13,797	5.36%		$12,045	5.49%		$11,013	6.73%

(a) Average balances are obtained from the best available daily or monthly data.

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

(2) Loan fees have not been included in the calcualtion of interest income.

(3) Non-accrual loans have been included in total loans for purposes of total earning assets.

(4) Represents net interest income as a percentage of average interest-earning assets.

During 2002, the Company’s net interest margin was impacted by the overall decline in interest rates which caused interest income to fall by $817,000.  A large portion of the Bank’s loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price. However, due to a favorable shift in the mix of the deposits from higher cost certificates of deposit to lower cost demand accounts, the Company was able to decrease its interest expense by $2.6 million and show an increase of $1.8 million in net interest income.  The Company had funded much of its loan growth in 2001 with brokered out of area certificates of deposit.  During 2002, approximately $14 million of these deposits matured and were not renewed. The Company’s net interest margin actually showed improvement toward year-end, as floors on loan rates became effective and deposit rates were lowered to match similar decreases in competitor rates.  As rates continued to adjust downward during 2002, some existing customers were unwilling to accept the lower rates being offered for non-liquid deposits and chose to roll their maturing time deposit money into money market and NOW accounts.  Average time deposit balances fell by nearly $16 million from 2001 to 2002, while money market and NOW account balances increased by $33 million.    Even more significantly, though, average

demand deposit balances increased by nearly $15 million, or 44%, from 2001 to 2002, which had a substantial positive impact on the Company’s net interest margin.

From 2001 to 2002, the Company’s average loan portfolio grew by approximately $22 million, or 11.6%, with earnings on that growth, net of associated funding costs, contributing to net interest income.  Additionally, loan balances, which are the highest yielding component of the Company’s earning assets, declined slightly during 2002 as a portion of the Company’s average asset base.  During 2002, the loan portfolio averaged 75.6% of total assets, while for 2001 and 2000 such balances represented 79.0% and 78.1%, respectively, of average assets.

Based on these indications and current economic conditions, the Company expects moderate changes in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2003. The Company’s net interest margin is anticipated to stay approximately the same as in 2002, and net interest income should increase if loans grow as planned and the loan growth is funded by reasonably priced deposits.  However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

For the year 2002, non-interest income increased by $2,535,000 or (63%) to $6,561,000 as compared to $4,026,000 for 2001.  The vast majority of this increase ($1,174,000) represents the tax-free net proceeds from key man insurance policies the Bank received in March of 2002 as a result of the death of the Company’s Chief Operating Officer, John Stanton.  The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, and merchant credit card fees.    Service charges on deposit accounts and loan sales income in 2002 accounted for 18% and 34.8%, respectively, of total non-interest income, as compared to 26.5% and 35.3%, respectively, for 2001.  Loan servicing income and merchant credit card fees for 2002 were 6.5% and 5.4% respectively, as compared to 9.6% and 6.5%, respectively, during 2001.

The primary source of non-interest income continues to be the gain recognized on the sale of loans.   Loan sales income increased proportionate to total non-interest income due to the high volume of mortgage loans and government guaranteed loans originated and sold during 2002.  Mortgage loan activity increased presumably as a result of the relatively low rates available on such loans.  It is expected that this level of loan sales income will be sustained throughout 2003 as the refinancing of existing home loans and the construction of new homes continues.  The loan portfolio also includes loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business-Cooperative Service (RBS) and Farm Services Agency (FSA).  The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion.   The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.

Loan servicing income increased as well, as the portfolio of real estate loans being serviced by the Company grew by 41% from 2001 to 2002.   The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company grew by 22% from 2001 to 2002.

Merchant credit card fees increased slightly from 2001 to 2002, but were approximately the same percentage of average earning assets.  Through more aggressive marketing efforts of this product, management expects income from this area to increase somewhat in 2003.

The Company is increasingly focused on enhancing its fee income to mitigate the effects of a declining net interest margin.  Based on the Company’s efficiency ratio of 61% for 2002, 58% for 2001, and 59% for 2000 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this activity will continue for the foreseeable future.

The Company’s total non-interest expense increased to $12.5 million in 2002, as compared to $9.3 million in

2001 and $8.4 million in 2000.   The largest dollar increase in non-interest expense was in salaries and employee benefits, which increased by $1,261,000, or 23.8% from 2001 to 2002.  This increase resulted from normal cost of living raises, salaries paid to new employees at the new Central Chico office and expanded Yuba City office, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continued to grow and implement the new technology acquired throughout the year.  Full time equivalent employees increased to 153 at December 31, 2002 from 132 at December 31, 2001.  Benefit costs and employer taxes increased commensurate with the salaries.  It is management’s opinion that the Company can achieve significant growth in loans and deposits with only minimal increases in staff.  Thus, it is expected that salaries and employee benefits will decline as a percentage of earning assets during 2003.

Occupancy expenses were higher by $221,000 or 16.5% when compared to the 2001 total of $1,336,000.  Much of the increase in occupancy expense was related to furniture fixtures and equipment for the new Central Chico and Yuba City offices.    The lease agreement implemented during the year for the Central Chico office, as well as the construction costs associated with the new Yuba City office, also added to the year over year increase.   Advertising and marketing expenses increased by $60,000 from 2001 to 2002 as the Company prepared to open the new facilities in Chico and Yuba City.  The increase in professional services costs of $71,000 from 2001 to 2002 relates to legal fees paid to resolve problem loans and accounting and legal fees related to the formation of the holding company, Community Valley Bancorp.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, merchant credit card and ATM operations, and sundry losses totaled $1,021,000 for 2002 as compared to $860,000 in 2001 an increase of 18.7%.  Management considers this increase in expenses commensurate with the growth of the Company during 2002.

Other expenses increased by $1,422,000 from 2001 to 2002.  As discussed in the non-interest income section, most of this increase was attributable to the accelerated accrual of salary continuation plan benefits totaling $1,081,643 associated with the death of the Company’s Chief Operating Officer that will be subsequently paid to his beneficiary.

Non Interest Income/Expense (dollars in thousands, unaudited)	2002	% of Total	2001	% of Total	2000	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,184	18.05%	$1,068	26.53%	$1,011	31.91%
Merchant credit card fees	$354	5.40%	$260	6.46%	$210	6.63%
Other service charges, commissions & fees	$913	13.92%	$645	16.02%	$723	22.82%
Gains on sales of loans	$2,281	34.77%	$1,422	35.32%	$706	22.29%
Loan servicing income	$423	6.45%	$388	9.64%	$314	9.91%
Other	$1,406	21.43%	$243	6.04%	$204	6.44%
Total non-interest income	$6,561	100.00%	$4,026	100.00%	$3,168	100.00%
As a percentage of average earning assets		2.55%		1.83%		1.94%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$6,559	52.34%	$5,298	56.75%	$4,653	55.40%
Occupancy costs
Furniture & Equipment	$937	7.48%	$837	8.97%	$850	10.12%
Premises	$620	4.95%	$499	5.35%	$432	5.14%
Advertising and marketing costs	$191	1.52%	$131	1.40%	$112	1.33%
Professional services costs
Legal & Accounting	$225	1.80%	$177	1.90%	$136	1.62%
Other professional services	$397	3.17%	$374	4.01%	$310	3.69%
Other operating costs
Credit Card / ATM	$70	0.56%	$78	0.84%	$152	1.81%
Telephone & data communications	$226	1.80%	$209	2.24%	$249	2.96%
Postage & mail	$209	1.67%	$188	2.01%	$159	1.89%
Other	$2,581	20.60%	$1,159	12.42%	$1,002	11.93%
Stationery & supply costs	$458	3.65%	$323	3.46%	$312	3.71%
Sundry & teller costs	$58	0.46%	$62	0.66%	$32	0.38%
Total non-interest expense	$12,531	100.00%	$9,335	100.00%	$8,399	100.00%
As a% of average earning assets		4.87%		4.25%		5.13%

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance loan losses through charges to earnings.  The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions in 2002, 2001, and 2000 were $603,000, $500,000, and $805,000 respectively.  The loan loss provision is determined by a conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses” and “Allocation for Loan Loss Allowances.”

Income Taxes

As indicated in Note 13 in the Notes to the Consolidated Financial Statements, income tax expense is the sum of two components, current tax expense and deferred tax expense.  Current tax expense results from applying the current tax rate to taxable income, and is in essence the actual current income tax liability.  Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, however, leading to differences between the Company’s actual tax liability and the amount accrued for this liability based on book income.  These temporary timing differences comprise the deferred portion of the Company’s tax expense.

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books.  At December 31, 2002, the Company’s $2.1 net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction.

Financial Condition

The following discussion of the financial condition of the Company is grouped into earning assets, comprised of loans and investments; non-earning assets, comprised of cash and due from banks and premises and equipment; liabilities, consisting of deposits and other borrowings; capital resources; and liquidity and market risk.  Each section provides details where applicable on volume, rates of change, and significance relative to the overall activities of the Company.

A comparison between the summary year-end balance sheets for 2002 through 1998 was presented previously in the table of Selected Financial Data (see Item 6 above).  As indicated in that table, the Company’s total assets, loans, deposits, and shareholders’ equity have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2002.  Growth in the Company’s total assets over the past year approximated $65 million, or 23.8%, as compared to growth in 2001 of $58 million, or 26.8%.  Notable growth was also achieved during 2000 when total assets grew by $56 million or 34.9%.

Also of importance is the fact that earning assets increased from 85.6% of total assets at year-end 2001 to 87.3% at year-end 2002.  This trend signifies more efficient deployment of assets.

On the liability side, the deposit mix changed significantly in 2002 and the increased weighting of lower-cost funding sources had an obvious positive impact on the Bank’s cost of interest-bearing liabilities.  The Company had increased its reliance on wholesale funding sources in 2001 to fund the ever increasing loan demand.   This was an intentional asset/liability management strategy and was planned to be a temporary condition.   Because deposit balances could not be grown as quickly as loan growth, the Company funded its loan growth with short-term brokered deposits.  Throughout 2002 we focused on increasing customer deposits to replace wholesale borrowings.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision.  The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category.  At December 31, 2002, gross loans represented 69.3% of total assets, as compared to 73.8% and 79.7% at December 31, 2001 and 2000, respectively.  The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 1998 and 2002.  The Loan Distribution table which follows sets forth the amount of the Company’s total loans outstanding in each category at the dates indicated.

Loan Portfolio Composition

The following table sets forth the composition of the Company’s loan portfolio by type as of the dates indicated:

Loan Distribution	As of December 31,
(dollars in thousands)	2002	2001	2000	1999	1998

Agricultural	$18,935	$19,407	$18,832	$17,504	$19,078
Commercial	$48,661	$42,517	$39,673	$33,356	$25,637
Real estate - mortgage	$82,057	$52,315	$50,069	$33,816	$26,248
Real estate - construction	$64,565	$68,943	$45,855	$19,893	$20,297
Installment	$19,325	$17,764	$16,885	$13,989	$14,880
	$233,543	$200,946	$171,314	$118,558	$106,140

Deferred loan origination fees, net	$(837)	$(674)	$(562)	$(304)	$(212)
Allowance for loan losses	$(3,007)	$(2,397)	$(2,000)	$(1,390)	$(1,328)
	$229,699	$197,875	$168,752	$116,864	$104,600

Percentage of Total Loans
Agricultural	8.11%	9.66%	10.99%	14.76%	17.97%
Commercial	20.84%	21.16%	23.16%	28.13%	24.15%
Real Estate - mortgage	35.13%	26.03%	29.23%	28.52%	24.73%
Real Estate - construction	27.65%	34.31%	26.77%	16.78%	19.12%
Installment	8.27%	8.84%	9.86%	11.80%	14.02%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased $125 million, or 120%, over the last five years.   The largest percentage growth during 2002 came in real estate mortgages, which was also the largest dollar volume increase.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as consumer loans.  As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years.  Loans secured by real estate grew by $25 million, or 20.9%, and commercial loans grew by $6 million, or 14.4%, during 2002.  Loans secured by real estate and commercial loans comprised 62.8% and 20.8%, respectively, of the Bank’s total loan portfolio at the end of 2002.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence.  Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program.  The Company was named the number one USDA Business and Industry lender in California for the fiscal year ending September 30, 2002 by originating over $18 million in loans.  This performance also placed the Company at number seven in the entire United States.  The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally.  This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

The most significant shift in the loan portfolio mix over the past five years has been in loans secured by real estate mortgages, which increased from 24.7% of total loans at the end of 1998 to 35.1% of total loans at the end of 2002.  Real estate lending is an important part of the Company’s focus, and is likely to remain so for the immediate future.  Consumer loans, however, declined to just 8.3% of total loan balances by the end of 2002 from 14% at the end of 1998, and agricultural loans dropped during the same period to 8.1% of the Company’s total loan balances from 18%.  The decline in the percentage of agricultural loans to total loans over the last few years has been due to the fact that this portion of the portfolio has not grown in relation to the entire portfolio.  We continue to have the same borrowers year after year and have not expanded this part of our business.

Another important aspect of the Company’s loan business has been that of residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years.  During 2002, the Company originated and sold aggregate balances of approximately $105 million of such loans, an increase from the $76 million originated and sold in 2001.    The Company services the mortgage loans sold to the Federal National Mortgage Association (FNMA).  As of December 31, 2002, aggregate balances of $96 million were being serviced as compared to $68 million at the end of 2001.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement.  Total unused commitments to extend credit were $104 million at December 31, 2002 as compared to $83 million at December 31, 2001.  These commitments represented 45% of outstanding gross loans at December 31, 2002 and 41% at December 31, 2001, respectively.  The Company’s stand-by letters of credit at December 31, 2002 and 2001 were $2.2 million and $2 million, respectively, which represented approximately 1% of total commitments outstanding at the end of 2002 and 2001.  It is not anticipated that all of these stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be repriced as interest rates change.   The same interest rate and liquidity risks that apply to securities are also applicable to lending activity.  Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise.  The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk.  The table in Note 16 to the consolidated financial statements shows that at December 31, 2001, the difference in the carrying amount of loans, i.e., their face value, is about $2.5 million or 1.3% more than their fair value.  At the end of 2002, the fair value of loans was about $5.0 million or 2.2% less than the carrying amount.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities.  The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans and leases outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years.    (Non-accrual loans are intermixed within each category.)

Loan Maturity (dollars in thousands)	One year or less	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$15,607	$2,799	$529	$18,935	$—	$3,328
Commercial	$22,220	$14,829	$11,612	$48,661	$—	$26,441
Real Estate Mortgage	$48,942	$17,985	$15,130	$82,057	$—	$33,115
Real Estate Construction	$51,342	$12,938	$285	$64,565	$238	$12,985
Installment	$9,668	$8,136	$1,521	$19,325	$—	$9,657

TOTAL	$147,779	$56,687	$29,077	$233,543	$238	$85,526

This schedule, which aggregates contractual principal repayments by time period, can be used in combination with the Investment Maturities table in the Investment Securities section and the Deposit Maturities table in the Deposits section to identify time periods with potential liquidity exposure.  The referenced maturity schedules do not convey a complete picture of the Company’s re-pricing exposure or interest rate risk, however.  For details on the re-pricing characteristics of the Company’s balance sheet and a more comprehensive discussion of the Company’s sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Non-performing Assets

Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values.  In addition, certain investments which the Company may purchase have the potential of becoming less valuable as the conditions change in the obligor’s financial capacity to repay, based on regional economies or industry downturns.  As a result of these types of failures, an institution may suffer asset quality risk, and may lose the ability to obtain full repayment of an obligation to the Company.  Since loans are the most significant assets of the Company and generate the largest portion of revenues, the Company’s management of asset quality risk is focused primarily on loan quality.

The Company achieves a certain level of loan quality by establishing a sound credit plan, which includes defining goals and objectives and devising and documenting credit policies and procedures.  These policies and procedures identify certain markets, set goals for portfolio growth or contraction, and establish limits on industry and geographic concentrations.  In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality.  Unfortunately, however, the Company’s asset-quality risk may be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values and trends in particular industries or certain geographic markets.  The Company’s internal factors for controlling risk are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with our loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Sutter and Placer counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets.  The Company’s asset quality continues to be excellent with delinquency ratios at very low levels.  The Company is optimistic that the local and regional economy will continue to perform, but no assurance can be given that this performance will in fact continue.

From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment term, even though, in some cases, the loans are current at the time.  These loans are regarded as potential problem loans, and a portion of the allowance is assigned and/or allocated, as discussed below, to cover the Company’s exposure to loss would the borrowers indeed fail to perform according to the terms of the notes.  This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in the table below.

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal and other real estate owned (“OREO”).  Loans are generally placed on non-accrual status when they become 90 days past due as to principal or interest.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.  OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at that point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid.  These loans may or may not be collateralized, but collection efforts are continuously pursued.

The following table provides information with respect to components of the Company’s non-performing assets at the date indicated.  The Company has not had any loans 90 days past due and still accruing interest in any periods presented.

Non-performing Assets	As of December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Nonaccrual Loans:
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	$134	$1,544	$83	$103	$4
Real Estate
Secured by Commercial/Professional Office	$—	$—	$—	$25
Properties Including Construction and Development	$—	$221	$453	$96	$—
Secured by Residential Properties	$—	$—	$—	$124	$41
Secured by Farmland	$460	$—	$—	$—	$—
Consumer Loans	$—	$—	$—	$11	$36
SUBTOTAL	$594	$1,765	$536	$359	$81

Other Real Estate (ORE)	$—	$13	$51	$431	$341
Total non-performing Assets	$594	$1,778	$587	$790	$422
Restructured Loans	N/A	N/A	N/A	N/A	N/A
Non-performing loans as % of total gross loans	0.25%	0.88%	0.31%	0.30%	0.08%
Non-performing assets as a % of total gross loans and other real estate	0.25%	0.88%	0.34%	0.67%	0.40%

Total non-performing balances stood at $594,000 at the end of 2002, $460,000 of which is secured by farmland.  The Company’s non-performing assets decreased by $1.2 million during 2002, due to the repayment of a loan to a single borrower.  Management considers those loans to be well-reserved (see Allowance for Possible Loan Losses below), and expects to resolve them during 2003.  ORE of $13,000 outstanding at December 31, 2001 was sold during 2002.  There was no ORE outstanding at December 31, 2002.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherit risk in our loan portfolio.  The allowance is increased by provisions charged against current earnings and reduced by net charge-offs.  Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received subsequent to the charge off.  The following table summarizes the activity in the allowance for loan losses for the past five years.

Allowance For Loan Losses	As of December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Balances:
Average gross loans outstanding during period	$216,953	$194,448	$146,517	$114,168	$101,006
Gross loans outstanding at end of period	$233,542	$200,946	$171,315	$118,559	$106,140

Allowance for Loan Losses:
Balance at beginning of period	$2,397	$2,000	$1,390	$1,329	$893
Adjustments	$—	$—	$—	$—	$—
Provision Charged to Expense	$603	$500	$805	$305	$565

Loan Charge-offs
Agricultural	$—	$—	$—	—	—
Commercial & Industrial Loans	$—	$29	$112	$146	$18
Real Estate Loans	$4	$—	$37	$30	$—
Consumer Loans	$3	$95	$4	$51	$79
Credit Card Loans	$—	$9	$63	$31	$43
Total	$7	$133	$216	$258	$140

Recoveries
Agricultural	$—	$—	$—	—	—
Commercial & Industrial Loans	$14	$16	$20	$—	$—
Real Estate Loans	$—	$—	$—	$—	$—
Consumer Loans	$—	$10	$1	$14	$11
Credit Card Loans	$—	$4	$—	$—	$—
Total	$14	$30	$21	$14	$11
Net Loan Charge-offs	$(7)	$103	$195	$244	$129
Balance at end of period	$3,007	$2,397	$2,000	$1,390	$1,329

Ratios:
Net Loan Charge-offs to Average Loans	0.00%	0.05%	0.13%	0.21%	0.13%
Allowance for Loan Losses to Gross Loans at End of Period	1.29%	1.19%	1.17%	1.17%	1.25%
Allowance for Loan Losses to Non-Performing Loans	506.23%	134.81%	340.72%	175.95%	314.93%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-0.23%	4.30%	9.75%	17.55%	9.71%
Net Loan Charge-offs to Provision Charged to Operating Expense	-1.16%	20.60%	24.22%	80.00%	22.83%

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and monthly adjustment of the allowance.  Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics which could lead to impairment, as well as detailed reviews of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is, to some extent, based on management’s judgment and experience.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity prices as well as acts of nature (freezes, earthquakes, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Northern Sacramento Valley.  The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, and the rate of portfolio growth are other qualitative factors that are considered.

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The Company’s external auditors, the FDIC, and the California Department of Financial Institutions also review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of December 31, 2002 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

	As of December 31,
	2002		2001		2000		1999		1998
Allocation of Loan Loss Allowance (dollars in thousands)	Amount	% Total(1) Loans	Amount	% Total(1) Loans	Amount	% Total(1) Loans	Amount	% Total(1) Loans	Amount	% Total(1) Loans
Agricultural	$146	8.11%	$142	9.66%	$183	10.99%	$170	14.76%	$185	17.97%
Commercial	$735	20.84%	$494	21.16%	$407	23.16%	$348	28.13%	$251	24.15%
Real Estate	$1,379	62.78%	$1,201	60.34%	$874	55.99%	$424	45.31%	$410	43.86%
Installment Loans	$747	8.27%	$560	8.84%	$536	9.86%	$448	11.80%	$483	14.02%
TOTAL	$3,007	100.00%	$2,397	100.00%	$2,000	100.00%	$1,390	100.00%	$1,329	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2002, the Company’s allowance for loan losses was $3 million.  The loan loss provisions in 2002, 2001, and 2000 totaled $603,000, $500,000, and $805,000, respectively.  Over the past five years, net charge-offs have averaged $133,000.  Through the diligent efforts of our loan officers and collection personnel, the Company was able to end 2002 with a net recovery of $7,000.

Other Loan Portfolio Information

Loan Concentrations:   The concentration profile of the Company’s loans is discussed in Note 7 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights:  The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans.  Some are sold “servicing released” and the purchaser takes over the collection of the payments.  However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser.  The Company earns a fee for this service.  The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note.  Generally accepted accounting principles (“GAAP”) require companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets.  For loans originated for sale, a portion of the investment in the loan is attributed to the right to receive this fee for servicing and this value is recorded as a separate asset.  Mortgage servicing assets are carried at their amortized cost, which approximates fair value.  At December 31, 2002 and 2001, the fair value of these assets was $761,300 and $431,000 respectively.

Investment Portfolio

The investment securities portfolio had a book value of $3.4 million at December 31, 2002.  In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”,  the Company classified its investments into two portfolios:  “Held-to-maturity”, and “available-for-sale”.  While SFAS 115 also provides for a trading portfolio classification, the Company has no investments which are so classified.  The held-to-maturity portfolio should consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted by SFAS 115.  Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for the loan portfolio and therefore has not classified them as available-for-sale.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $480,200 and $764,600, for December 31, 2002 and 2001, respectively.

The investment portfolio was increased in size in 2002 to $3.4 million at the end of the year from its starting balance of $3 million.  The Company’s investment portfolio is composed primarily of:  (1) U.S. Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential.  The relative distribution of these groups within the overall portfolio changed significantly in 2002, with a shift out of municipal obligations and into U.S. Agency issues which are the largest portion of the total portfolio at 64.7%, up from 30.6% at the end of 2001.  Municipal issues comprised 35.3% of total investments at the end of 2002, down from 69.4% at the end of 2001.   The impact of declining interest rates on the weighted average yield of the portfolio resulted in a decline of 52 basis points from 5.59% in 2001 to 5.07% in 2002.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

	As of December 31,
	2002		2001		2000
Investment Portfolio (dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Held to maturity
US Government Agencies & Corporations	1,882	1,910	619	625	1,836	1,815
State & political subdivisions	991	1,014	1,888	1,912	2,269	2,273
Total held to maturity	$2,873	$2,924	$2,507	$2,537	$4,105	$4,088
Available for sale
US Government Agencies & Corporations	300	314	300	300
State & political subdivisions	200	200	200	200	200	200
Total available for sale	$500	$514	$500	$500	$200	$200
Total Investment Securities	$3,373	$3,438	$3,007	$3,037	$4,305	$4,288

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2002.  Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

	As of December 31, 2002
Investment Maturities	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
US Government agencies & corporations	—	n/a	1,410	3.30%	253	6.25%	219	6.00%	1,882	4.01%
State & political subdivisions	215	4.85%	550	6.15%	—	n/a	226	5.70%	991	5.77%
Total held to maturity	$215	4.85%	$1,960	4.10%	$253	6.25%	$445	5.85%	$2,873	4.62%
Available for sale
US Government agencies & corporations	—	n/a	—	n/a	314	6.25%	—	n/a	314	6.25%
State & political subdivsions	—	n/a	—	n/a	200	7.00%	—	n/a	200	7.00%
Total available for sale	$—	n/a	$—	n/a	$514	6.54%	$—	n/a	$514	6.54%
Total investment securities	$215	4.85%	$1,960	4.10%	$767	6.45%	$445	5.85%	$3,387	4.91%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets.  At December 31, 2002 these areas comprised 4.6% of total assets, as compared to 4.5% of total assets at December 31, 2001.  The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers.       The Company’s operating branches lie within the Federal Reserve Bank (FRB) of San Francisco’s responsibility area of check clearing activities, while the Company’s item processing activities are performed in Chico. As a result, a greater volume of the Company’s balances with correspondent banks have been uncollected funds, and therefore due from bank balances could be greater than similar size institutions in metropolitan areas closer to San Francisco where collection activity is more centralized.  However, if and when the Federal Reserve Banks start accepting electronic items (i.e., imaged checks) for collection, this geographic disadvantage will be removed.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.

Depreciation expense was $589,000 for the year ended December 31, 2002 as compared to $551,000 during 2001.  The following premises and equipment table reflects the balances by major category of fixed assets:

	As of December 31,
	2002			2001			2000
Premises & Equipment (dollars in thousands)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,193	$—	$1,193	$1,193	$—	$1,193	$866	$—	$866
Buildings	$4,632	$773	$3,859	$3,564	$674	$2,890	$3,518	$554	$2,964
Leasehold Improvements	$330	$144	$186	$127	$122	$5	$127	$100	$27
Construction in progress	$103	$—	$103	$418	$—	$418	$—	$—	$—
Furniture and Equipment	$3,977	$2,665	$1,312	$3,333	$2,197	$1,136	$3,148	$1,788	$1,360
Total	$10,235	$3,582	$6,653	$8,635	$2,993	$5,642	$7,659	$2,442	$5,217

The net book value of the Company’s premises and equipment increased by $1.0 million in 2002 primarily due to the opening of the new Yuba City and Central Chico branches.   As a percentage of total assets, however, the Company’s premises and equipment have declined to 1.9%, from 2.1% at the end of 2001 and 2.4% at the end of 2000.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons.  Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000.  Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000. The Company’s community-oriented deposit gathering activities in Butte and Sutter counties, however, have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume increased to $298 million at the end of 2002, as compared to $246 million at the end of 2001.  Deposit growth of $52 million was achieved during 2002, both as a result of the two new branches opening and the growth of the other five branches within the system.  A significant change in the mix of the deposits took place during 2002 with lower cost core deposit accounts (demand deposits, NOW accounts, money market, and savings) increasing by 51% or $72 million while the higher cost certificates of deposit balances decreased by 25% or $20 million.

As deposit rates continued to decline throughout 2002 depositors chose the liquid option of putting funds into checking accounts rather than reinvesting in certificates of deposit that were yielding nearly the same interest.  The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates.  This trailing characteristic is stronger with time deposits, such as certificates of deposit that pay a fixed rate for some specified term, than with deposit types that have administered rates.   With time deposits accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts.  Only new accounts and those that mature and are renewed will bear the new rate.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2002 was as follows:

	As of December 31, 2002
Deposit Maturity Distribution (dollars in thousands)	Three months or less	Three to twelve months	One to three years	Over three Years	Total

Time Certificates of Deposits < $100,000	$16,178	$24,330	$17,550	$559	$58,617

Other Time Deposits > $100,000	$6,770	$7,904	$10,305	$471	$25,450

TOTAL	$22,948	$32,234	$27,855	$1,030	$84,067

Other Borrowings

The ESOP obtained financing through a $1 million unsecured line of credit from another financial institution with the Company acting as the guarantor.  The note has a variable interest rate, based on an independent index, and a maturity date of March 8, 2008.  At December 31, 2002, the interest rate was 4.25%.  Advances on the line of credit totaled 732,100 and 851,500 at December 31, 2002, and 2001, respectively.  A summary of the activity in this line of credit follows.

The Company has $6 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs.  There were no borrowings outstanding under these arrangements at December 31, 2002 and 2001.

ESOP Note Payable (dollars in thousands)	2002	2001	2000

Balance at December 31	$733	$851	$643

Average amount outstanding	$788	$770	$621

Maximum amount outstanding at any month end	$843	$885	$699

Average interest rate for the year	4.67%	7.04%	9.21%

Capital Resources

At December 31, 2002, the Company had total shareholders equity of $25.4 million, comprised of $5.8 million in common stock, and $19.6 million in retained earnings. Total shareholders equity at the end of 2001 was $20.8 million.  Net income has provided $11.7 million in capital over the last three years, of which $1.5 million or approximately 13% was distributed in dividends.  The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8 million in Trust Preferred Securities in 2002, the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles.

The Company paid quarterly cash dividends totaling $882,200 or $.33 per share in 2002 and $590,600 or $.225 per share in 2001, representing 18% and 19%, respectively of the prior year’s earnings.  (As the holding company reorganization became effective on May 23, 2002, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  Since the second quarter of 2001, the Bank (or the Company, as applicable) has adhered to a policy of paying quarterly cash dividends totaling about 18% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity.    The Company anticipates paying dividends in the future consistent with the general dividend policy as described above.  However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy.  Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines.  The external guidelines, which are issued by the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the FDIC guidelines: Tier 1 and Tier 2 Capital.  Tier 1 Capital includes common shareholders’ equity and the proceeds from the issuance of trust-preferred securities (subject to the limitations previously discussed), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value.  Tier 2 Capital includes preferred stock and certain types of debt equity, which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business-Supervision and Regulation — Capital Adequacy Requirements” herein.)

At December 31, 2002, the Company had a Tier 1 risk based capital ratio of 12.8%, a total capital to risk-weighted assets ratio of 14.0%, and a leverage ratio of 10.4%.  The Bank had a Tier 1 risk-based capital ratio of 9.7%, a total risk-based capital ratio of 10.9%, and a leverage ratio of 7.9% at December 31, 2001.  Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2002 and 2001.

At the current time, the Bank is “well capitalized” by regulatory standards. With the accumulation of retained earnings and the addition of regulatory capital via the issuance of Trust Preferred Securities in 2002, the Company’s regulatory capital ratios improved substantially.  It is anticipated that the current level of capital will allow the Company to grow substantially and remain well capitalized, although no assurance can be given that this will be the case.

Liquidity and Market Risk Management

The Company must address on a daily basis the various and sundry factors which impact its continuing operations.  Three of these factors, the economic climate which encompasses our business environment, the regulatory framework which governs our practices and procedures, and credit risk have been previously discussed.  There are other risks specific to the operation of a financial institution which also need to be managed, and this section will address liquidity risk and market risk.

Liquidity refers to the Company’s ability to maintain a cash flow adequate to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion.  At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or sufficient liquidity resources must be available to meet varying demands.  The Company manages its own liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities, without maintaining excessive amounts of on-balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is provided by the Company’s large base of core deposits, which were generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds.

Additionally, the Company maintains $6 million in unsecured borrowing arrangements with two of its correspondent banks.  The Company also has the ability to raise deposits through various deposit brokers, sell investment securities, or sell loans if required for liquidity purposes.  Because of the rapid pace of loan growth in the second half of 2001, the Company lacked sufficient time to generate customer deposits to fund that growth.  Through the use of short term brokered deposits, the Company was able to meet the loan demand.

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  The Company’s market risk exposure is primarily that of interest rate risk, and it has risk management policies to monitor and limit earnings and balance sheet exposure to changes in interest rates.  The Company does not engage in the trading of financial instruments.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  In order to identify areas of potential exposure to rate changes, the Company calculates its re-pricing gap on a monthly basis.  It also performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis to identify more dynamic interest rate risk exposures than those apparent in the standard re-pricing gap analysis.

Modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin.  These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under differing interest rate assumptions.  The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios.  These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).  The Company typically uses seven standard interest rate scenarios in conducting the simulation, namely stable, an upward shock of 100, 200, and 300 basis points, and a downward shock of 100, 200, and 300 basis points.

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 5%, 15%, and 25% upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario.  As of December 31, 2002, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Int. Income Change	$167,000	$(271,000)	$111,000	$(1,262,000)	$56,000	$(2,524,000)

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by around $111,000, or approximately .77%.  By the same token, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely fall by approximately $1.3 million, or 8.77%, over the next year.  The relationship between the change in net interest income under rising and declining rate scenarios is typically inversely proportionate, and the Company is exposed to declining rates while benefiting in a rising rate environment.

Further, the economic value of the Company’s loan and deposit portfolios would also change under the interest rate variances previously discussed.  The amount of change is based on the profiles of each loan and deposit class, which include the rate, the likelihood of prepayment or repayment, whether its rate is fixed or floating, the maturity of the instrument and the particular circumstances of the customer.  The quantification of the change in economic value is somewhat apparent in Note 16, Fair Value of Financial Instruments, in the Consolidated Financial Report; however such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.

Item 8.             Financial Statements and Supplementary Data

The financial statements begin on page 51 of this report.

Selected Quarterly Financial Data

Quarterly Financial Data	(Dollars in thousands, except per share data)
2002 Quarter	1st	2nd	3rd	4th

Interest income	$4,347	$4,379	$4,891	$4,956
Net Interest income	$3,007	$3,212	$3,773	$3,807
Net interest income after provision for loan losses	$2,904	$3,062	$3,623	$3,607

Net Income	$1,253	$972	$1,292	$1,332

Net income per share, basic	$0.51	$0.50	$0.38	$0.49

Net income per share, diluted	$0.49	$0.47	$0.36	$0.46

Dividends Declared	$0.075	$0.075	$0.08	$0.10

Quarterly Financial Data	(Dollars in thousands, except per share data )
2001 Quarter	1st	2nd	3rd	4th

Interest income	$4,875	$4,983	$5,005	$4,653
Net Interest income	$3,028	$3,036	$3,114	$2,994
Net interest income after provision for loan losses	$2,903	$2,786	$3,014	$2,969

Net Income	$942	$1,015	$994	$860

Net income per share, basic	$0.34	$0.40	$0.41	$0.40

Net income per share, diluted	$0.33	$0.38	$0.39	$0.37

Dividends Declared	$—	$0.075	$0.075	$0.075

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2002.

PART III

Item 10.      Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the sections titled “The Board of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for the annual meeting to be held May 29, 2003 (“Proxy Statement”).

Item 11.      Executive Compensation

The information required by Item 11 is incorporated herein by reference to the section titled “Executive Compensation” in the Company’s Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference to the section titled “Beneficial Ownership Chart” in the Company’s Proxy Statement.

Item 13.      Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the section titled “Other Information” in the Company’s Proxy Statement.

Item 14.      Controls and Procedures

During the 90-day period prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that time. There have been no significant changes in the Company’s internal controls, other factors that could significantly affect internal controls, or significant or material weaknesses with regard to the Company’s internal controls identified by the Company subsequent to that evaluation.

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  List of documents filed as part of this report

(1)                   Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Independent Auditor’s Report
II.	Consolidated Balance Sheet - December 31, 2002 and 2001
III.	Consolidated Statement of Income - Years Ended December 31, 2002, 2001 and 2000
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2002, 2001 and 2000
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2002, 2001 and 2000
VI.	Notes to the Consolidated Financial Statements

(2)                   Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(3)                   Exhibits

Exhibit Number	Document Description

(3.1)	Articles of Incorporation incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(3.2)	Bylaws incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(4)	Specimen of Company’s Common Stock Certificate incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(10.1)

Employment Agreement with Keith C. Robbins dated April 27, 1995.  Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for Keith C. Robbins.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.2)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for Keith C. Robbins. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.3)

1997 Stock Option Agreement for Keith C. Robbins dated May 1, 1997.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.4)

2000 Stock Option Agreement for Keith C. Robbins dated March 14, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.5)

Employment Agreement with John F. Coger dated April 27, 1995.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.6)

Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for John F Coger.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.7)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F. Coger.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.8)

2000 Stock Option Agreement for John F. Coger dated March 14, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.9)

1997 Stock Option Agreement for M. Robert Ching dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.10)

2000 Stock Option Agreement for M. Robert Ching dated May 1, 2000.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.11)

1997 Stock Option Agreement for Eugene B. Even dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.12)

2000 Stock Option Agreement for Eugene B. Even dated May 1, 2000.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.13)

1997 Stock Option Agreement for John D. Lanam dated May 1, 1997.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.14)

2000 Stock Option Agreement for John D. Lanam dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.15)

1997 Stock Option Agreement for Donald W. Leforce dated May 1, 1997. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.16)

2000 Stock Option Agreement for Donald W. Leforce dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.17)

1997 Stock Option Agreement for Ellis L. Matthews dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.18)

2000 Stock Option Agreement for Ellis L. Matthews dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.19)

1997 Stock Option Agreement for Robert L. Morgan dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.20)

2000 Stock Option Agreement for Robert L. Morgan dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.21)

1997 Stock Option Agreement for James S. Rickards dated May 1, 1997.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.22)

2000 Stock Option Agreement for James S. Rickards dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.23)

1997 Stock Option Agreement for Gary B. Strauss dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.24)

2000 Stock Option Agreement for Gary B. Strauss dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.25)

1997 Stock Option Agreement for Hubert I. Townshend dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.26)

2000 Stock Option Agreement for Hubert I. Townshend dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.27)

Director Deferred Fee Agreement for M. Robert Ching dated April 8, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.28)

Director Retirement Agreement for M. Robert Ching dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.29)

Director Retirement Agreement for Eugene B. Even dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.30)

Director Retirement Agreement for John D. Lanam dated April 14, 1998.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.31)

Director Deferred Fee Agreement for Donald W. Leforce dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.32)

Director Retirement Agreement for Donald W. Leforce dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.33)

Director Retirement Agreement for Ellis L. Matthews dated April 14, 1998.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.34)

Director Retirement Agreement for Robert L. Morgan dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.35)

Director Retirement Agreement James S. Rickards dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002..

(10.36)

Director Retirement Agreement for Gary B. Strauss dated April 14, 1998.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.37)

Director Retirement Agreement for Hubert I. Townshend dated April 14, 1998. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.38)	Lease agreement between Butte Community Bank and Anna Laura Schilling Trust dated March 20, 2001, related to 900 Mangrove Ave., Chico, California. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.
(10.39)

Lease agreement between Butte Community Bank and M&H Realty Partners IV L.P., a California limited partnership, dated January 28, 2002, related to Unit #101-37 North Valley Plaza, East and Cohasset Avenues, Chico, California. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(11)	See Item 6. Selected Financial Data Note 1 for Statement re computation of earnings per share
(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios
(21)	Listing of Subsidiaries of Registrant attached.
(23)	Consent of Perry-Smith LLP
(99.1)	1991 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.2)	1997 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.3)	2000 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.4)	Director Emeritus Plan dated March 20, 2001 is incorporated by reference from Company's Registration Statement Form S-8, filed August 14, 2002.
(99.5)	Certification pursuant to Section 906 Sarbanes Oxley
(99.6)	Certification pursuant to Section 906 Sarbanes Oxley

(b)  Reports on Form 8-K

On December 27, 2002, the Company filed a Report on form 8-k announcing a ten cent per share Cash Dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 2003	COMMUNITY VALLEY BANCORP
a California corporation

	By:	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By:	/s/ John F. Coger
John F. Coger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 18, 2003
M. Robert Ching

/s/ Eugene B. Even	Director	March 18, 2003
Eugene B. Even

/s/ John D. Lanam	Director	March 18, 2003
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 18, 2003
Donald W. Leforce

/s/ Ellis L. Matthews	Director	March 18, 2003
Ellis L. Matthews

/s Robert L. Morgan	Director	March 18, 2003
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	March 18, 2003
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	March 18, 2003
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	March 18, 2003
Gary B. Strauss	Vice Chairman

/s/ Hubert Townshend	Director	March 18, 2003
Hubert Townshend

/s/ John F. Coger	Executive Vice President	March 18, 2003
John F. Coger	and Chief Financial Officer

Certifications:  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith C. Robbins, certify that:

1. I have reviewed this annual report on Form 10-K of Community Valley Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ Keith C. Robbins

Keith C. Robbins, President, Chief Executive Officer

I, John F. Coger, certify that:

1. I have reviewed this annual report on Form 10-K of Community Valley Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2002, 2001 AND 2000

AND

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

and Shareholders

Community Valley Bancorp

and subsidiaries

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These financial statements are the responsibility of the company's management.  Out responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31,2002 and 2001 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                       /s/Perry-Smith LLP

Sacramento, California

February 13, 2003

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2002 and 2001

	2002	2001

ASSETS

Cash and due from banks	$15,621,400	$12,401,600
Federal funds sold	57,410,000	37,270,000
Interest-bearing deposits in banks	4,061,000	694,000
Loans held for sale	7,911,700	5,978,500
Investment securities (Note 2):
Available-for-sale, at market value	514,000	499,800
Held-to-maturity, at cost, with market values of $2,924,000 in 2002 and $2,537,300 in 2001	2,872,900	2,507,000
Loans, less allowance for loan losses of $3,006,800 in 2002 and $2,396,700 in 2001 (Notes 3, 7 and 14)	229,699,200	197,875,100
Bank premises and equipment, net (Note 5)	6,653,100	5,642,100
Accrued interest receivable and other assets (Notes 4, 13 and 15)	12,492,000	9,595,400

	$337,235,300	$272,463,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$62,888,900	$45,838,200
Interest bearing (Note 6)	235,091,900	200,581,700

Total deposits	297,980,800	246,419,900

Employee stock ownership plan (ESOP) note payable (Notes 10 and 15)	732,100	851,500
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust (Note 8)	8,000,000
Accrued interest payable and other liabilities	5,141,800	4,371,900

Total liabilities	311,854,700	251,643,300

Commitments and contingencies (Note 7)

Shareholders’ equity (Note 11):
Common stock - no par value; authorized – 20,000,000 shares, issued – 2,685,351 shares in 2002 and 2,648,389 shares in 2001	6,660,000	6,131,300
Unearned ESOP shares (65,437 shares in 2002 and 73,669 shares in 2001, at cost) (Note 15)	(851,900)	(902,100)
Retained earnings	19,558,400	15,591,000
Accumulated other comprehensive income (Note 2)	14,100

Total shareholders’ equity	25,380,600	20,820,200

	$337,235,300	$272,463,500

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$17,752,500	$18,456,700	$15,498,400
Interest on Federal funds sold	572,700	659,400	624,200
Interest on deposits in banks	81,200	60,800	155,700
Interest on investment securities:
Taxable	89,400	91,700	118,500
Exempt from Federal income taxes	76,200	120,100	135,100

Total interest income	18,572,000	19,388,700	16,531,900

Interest expense:
Interest expense on deposits (Note 6)	4,735,000	7,289,300	5,465,300
Interest expense on ESOP note payable (Notes 10 and 15)	39,500	55,000	52,600

Total interest expense	4,774,500	7,344,300	5,517,900

Net interest income	13,797,500	12,044,400	11,014,000

Provision for loan losses (Note 3)	603,000	500,000	805,000

Net interest income after provision for loan losses	13,194,500	11,544,400	10,209,000

Non-interest income:
Service charges and fees	1,183,700	1,067,600	1,011,300
Loan servicing income	423,200	388,300	314,000
Gain on sale of loans	2,281,000	1,421,700	706,200
Other (Note 12)	2,673,300	1,148,800	1,136,500

Total non-interest income	6,561,200	4,026,400	3,168,000

Non-interest expense:
Salaries and employee benefits
(Notes 3 and 15)	6,558,700	5,297,800	4,652,800
Occupancy and equipment (Notes 5 and 7)	1,557,400	1,336,300	1,281,500
Other (Note 12)	4,415,100	2,701,300	2,464,200

Total non-interest expense	12,531,100	9,335,400	8,398,500

Income before income taxes	7,224,600	6,235,400	4,978,500

Income taxes (Note 13)	2,375,000	2,424,000	1,932,000

Net income	$4,849,600	$3,811,400	$3,046,500

Basic earnings per share (Note 11)	$1.87	$1.53	$1.29

Diluted earnings per share (Note 11)	$1.78	$1.43	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Unearned ESOP Shares	Retained Earnings	Compre- hensive Income	Share- holders’ Equity	Accum- ulated Other Compre- hensive Income
	Shares	Amount

Balance, January 1, 2000	2,393,036	$4,758,200	$(244,300)	$9,323,700		$13,837,600

Comprehensive income:
Net income				3,046,500		3,046,500	$3,046,500

Exercise of stock options and related tax benefit (Note 11)	45,425	301,700				301,700
Earned ESOP shares (Note 15)		85,200	92,500			177,700
Shares acquired by ESOP (Note 15)			(519,700)			(519,700)

Balance, December 31, 2000	2,438,461	5,145,100	(671,500)	12,370,200		16,843,800

Comprehensive income:
Net income				3,811,400		3,811,400	$3,811,400

Exercise of stock options and related tax benefit (Note 11)	209,928	908,600				908,600
Earned ESOP shares (Note 15)		77,600	61,300			138,900
Shares acquired by ESOP (Note 15)			(291,900)			(291,900)
Cash dividends - $.225 per share (Note 11)				(590,600)		(590,600)

Balance, December 31, 2001	2,648,389	6,131,300	(902,100)	15,591,000		20,820,200

Comprehensive income:
Net income				4,849,600		4,849,600	$4,849,600
Other comprehensive income:
Unrealized gains on available-for-sale investment securities (Note 2)					$14,100	14,100	14,100

Total comprehensive income							$4,863,700

Exercise of stock options and related tax benefit (Note 11)	36,962	426,200				426,200
Earned ESOP shares (Note 15)		107,800	50,200			158,000
Cash dividends - $.33 per share (Note 11)				(882,200)		(882,200)
Cash in lieu of fractional shares in four-for-three stock split (Note 11)		(5,300)				(5,300)

Balance, December 31, 2002	2,685,351	$6,660,000	$(851,900)	$19,558,400	$14,100	$25,380,600

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$4,849,600	$3,811,400	$3,046,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	603,000	500,000	805,000
Increase in loan origination fees, net	162,800	111,200	258,400
Depreciation, amortization and accretion, net	764,400	693,500	665,400
Increase in cash surrender value of life insurance policies, net	(176,600)	(206,000)	(203,500)
Non-cash compensation cost associated with the ESOP	158,000	138,900	177,700
(Gain) loss on disposition of premises and equipment	(153,000)	(29,200)	25,200
Gain on sale of other real estate			(65,800)
Gain on life insurance death benefit	(1,172,600)
Writedown of other real estate to market value		39,200
Increase in loans held for sale	(1,933,200)	(4,318,900)	(1,502,800)
(Increase) decrease in accrued interest receivable and other assets	(2,140,700)	1,114,300	(845,500)
Increase in accrued interest payable and other liabilities	699,900	879,400	922,500
Deferred taxes	(634,000)	(286,000)	(466,000)

Net cash provided by operating activities	1,027,600	2,447,800	2,817,100

Cash flows from investing activities:
Purchase of available-for-sale investment securities		(299,800)	(200,000)
Purchase of held-to-maturity investment securities	(1,617,000)	(462,200)
Proceeds from matured or called held-to-maturity investment securities	1,135,000	2,057,000	946,000
Proceeds from principal repayments of held-to-maturity investment securities	94,600
Net (increase) decrease in interest-bearing deposits in banks	(3,367,000)	890,000	2,080,000
Net increase in loans	(32,589,900)	(29,734,500)	(52,886,500)
Premiums paid for life insurance policies	(396,300)	(143,700)	(831,800)
Death benefit from life insurance policies	1,750,000
Purchases of premises and equipment	(2,017,000)	(1,142,700)	(302,400)
Capitalized additions to other real estate			(18,800)
Proceeds from sale of equipment	416,000	56,800
Proceeds from sale of other real estate	12,600		400,000

Net cash used in investing activities	(36,579,000)	(28,779,100)	(50,813,500)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$72,408,500	$32,081,700	$25,713,900
Net (decrease) increase in time deposits	(20,847,600)	20,213,300	25,537,400
Repayments of ESOP note payable	(119,400)	(83,800)	(122,800)
Proceeds from ESOP note payable		291,900	516,400
Purchase of unearned ESOP shares		(291,900)	(519,700)
Proceeds from exercise of stock options	287,200	454,000	103,800
Cash paid for fractional shares	(5,300)
Payment of cash dividend	(812,200)	(391,900)
Proceeds from issuance of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	8,000,000

Net cash provided by financing activities	58,911,200	52,273,300	51,229,000

Increase in cash and cash equivalents	23,359,800	25,942,000	3,232,600

Cash and cash equivalents at beginning of year	49,671,600	23,729,600	20,497,000

Cash and cash equivalents at end of year	$73,031,400	$49,671,600	$23,729,600

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$5,523,700	$7,240,600	$5,372,900
Income taxes	$2,751,000	$2,279,000	$1,986,000

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$14,100
Real estate acquired through foreclosure			$876,500

Non-cash financing activities:
Release of unearned ESOP shares	$50,200	$61,300	$92,500
Accrual of cash dividend declared	$268,500	$198,700

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

In May 2002, Community Valley Bancorp (“Community Valley”) was incorporated as a bank holding company for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization.  The new corporate structure gives Community Valley and the Bank greater flexibility in terms of operation, expansion and diversification.  The reorganization was approved by the Bank’s shareholders on May 23, 2002, and all required regulatory approvals with respect to the reorganization were obtained.  The reorganization was consummated in June 2002, subsequent to which the Bank continued its operations as previously conducted but as a wholly owned subsidiary of Community Valley.

On December 19, 2002, Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust I, a Delaware statutory business trust, for the purpose of issuing and selling trust preferred securities (see Note 8).

The accounting and reporting policies of Community Valley Bancorp and its subsidiaries (collectively, the “Company”) conform with accounting principles generally accepted in the United States of America and prevailing practice within the banking industry.  The more significant of these policies applied in the preparation of the accompanying consolidated financial statements are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Valley and its wholly-owned subsidiaries, Butte Community Bank and Community Valley Bancorp Trust I.  Significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.  Federal funds are generally sold for one-day periods.

Investment Securities

Investment securities are classified into the following categories:

•                           Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders’ equity.

•                           Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value.

Gains or losses on the sale of investment securities are computed using the specific identification method.  Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.  In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

Loans

Loans are stated at principal balances outstanding, except for loans transferred from loans held for sale which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts.  Interest is accrued daily based upon outstanding loan balances.  However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended.  Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to the extent necessary to ensure collection.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.  An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Loan Sales and Servicing

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities.  Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense.  Servicing assets are periodically evaluated for impairment.  Fair values are estimated using discounted cash flows based on current market interest rates.  For purposes of measuring impairment, servicing assets are stratified based on note rate and term.  The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value.

In addition, assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable.  IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities.

Government Guaranteed Loans

Included in the portfolio are loans which are 85% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business – Cooperative Service (RBS) and Farm Services Agency (FSA).  The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion.  The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.  The Company may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date.

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the IO strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold.  The gain on the sold portion of the loan is recognized as income at the time of sale.  The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan.  The servicing asset is amortized over the estimated life of the related loan.  Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $58,867,200 and $48,138,000 as of December 31, 2002 and 2001, respectively.

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market.  Loans held-for-sale are carried at the lower of cost or market value.  Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans.  At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium.  Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer.  Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $95,746,600 and $68,313,000 as of December 31, 2002 and 2001, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $7,069,400 and $11,034,000 as of December 31, 2002 and 2001, respectively.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be reasonably expected to occur in the normal course of business.  The determination of the allowance for loan losses is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company’s service area.

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss.  In addition, a reserve factor is assigned to currently performing loans based on management’s assessment of the following for each identified loan type:  (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks.  These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Company’s Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance for loan losses is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

The allowance for loan losses is established through a provision for loan losses which is charged to expense.  Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth.  The allowance for loan losses at December 31, 2002 and 2001 reflects management’s estimate of possible losses in the portfolio.

Bank Premises and Equipment

Premises and equipment are carried at cost.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of Bank premises are estimated to be thirty to thirty-nine years.  Leasehold improvements are amortized over the life of the improvement or the life of the related lease, whichever is shorter.  The useful lives of furniture, fixtures and equipment are estimated to be three to ten years.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Company’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.  The allowance is established through a provision for losses on other real estate which is included in other expenses.  Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.  On the consolidated balance sheet, other real estate is included in accrued interest receivable and other assets and was not significant at December 31, 2002 and 2001.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the liability or balance sheet method.  Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding the effect of unearned shares of the Employee Stock Ownership Plan.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income represents net income plus or minus other comprehensive income or loss.  Unrealized gains or losses on the Company’s available-for-sale investment securities are the principle source of other comprehensive income or loss.  Because the Company holds its investment securities principally as held-to-maturity securities, the Company’s net income approximates its comprehensive income.  Comprehensive income is reported in the accompanying Statement of Changes in Shareholders’ Equity.

Stock-Based Compensation

At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 11.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.  Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	2002	2001	2000

Net earnings, as reported	$4,849,600	$3,811,400	$3,046,500
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	273,900	150,800	159,200

Pro forma net earnings	$4,575,700	$3,660,600	$2,887,300

Basic earnings per share -as reported	$1.87	$1.53	$1.29
Basic earnings per share - pro forma	$1.76	$1.47	$1.23

Diluted earnings per share - as reported	$1.78	$1.43	$1.16
Diluted earnings per share - pro forma	$1.72	$1.40	$1.11

The fair value of each option is estimated on the date of grant using an option pricing model with the following assumptions:

	2002	2000
Expected volatility	64.58%	52.09%
Risk-free interest rate	4.58%	6.31-6.68%
Expected option life	10 years	10 years
Weighted average fair value of options granted during the year	$5.72	$8.30

Impact of New Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.                   INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities at December 31, 2002 and 2001 consisted of the following:

Available-for-Sale:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$299,900	$14,100		$314,000
Obligations of states and political sub- divisions	200,000			200,000

	$499,900	$14,100	$—	$514,000

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$299,800			$299,800
Obligations of states and political sub- divisions	200,000			200,000

	$499,800	$—	$—	$499,800

Unrealized gains on available-for-sale investment securities totaling $14,100 were recorded as accumulated other comprehensive income within shareholders’ equity at December 31, 2002.  Tax expense associated with such gains were not significant.  There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2002, 2001 and 2000.

Held-to Maturity:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$1,882,000	28,400	(100)	$1,910,300
Obligations of states and political sub- divisions	990,900	23,900	(1,100)	1,013,700

	$2,872,900	$52,300	$(1,200)	$2,924,000

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$619,500	$5,500		$625,000
Obligations of states and political sub- divisions	1,887,500	28,400	(3,600)	1,912,300

	$2,507,000	$33,900	$(3,600)	$2,537,300

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2002, 2001 and 2000.

The amortized cost and estimated market value of investment securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Within one year			$215,100	$218,600
After one year through five years			1,960,100	2,000,000
After five years through ten years	$499,900	$514,000	252,900	261,600
After ten years			444,800	443,800
	$499,900	$514,000	$2,872,900	$2,924,000

Investment securities with amortized costs totaling $465,000 and $751,200 and  market values totaling $480,200 and $764,600 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2002 and 2001, respectively.

3.                   LOANS

Outstanding loans are summarized as follows:

	December 31,
	2002	2001

Real estate - mortgage	$82,056,900	$52,315,200
Real estate - construction	64,565,200	68,939,900
Commercial	48,660,700	42,517,100
Agricultural	18,934,700	19,406,500
Installment	19,325,000	17,766,800

	233,542,500	200,945,500

Deferred loan origination fees, net	(836,500)	(673,700)
Allowance for loan losses	(3,006,800)	(2,396,700)

	$229,699,200	$197,875,100

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2002	2001	2000

Balance, beginning of year	$2,396,700	$2,000,200	$1,390,000
Provision charged to operations	603,000	500,000	805,000
Losses charged to allowance	(7,400)	(133,300)	(215,600)
Recoveries	14,500	29,800	20,800

Balance, end of year	$3,006,800	$2,396,700	$2,000,200

The Company had no significant loans which management considered to be impaired during the years ended December 31, 2002, 2001 and 2000.

At December 31, 2002 and 2001, nonaccrual loans totaled $594,300 and $1,765,000, respectively.  Interest foregone on nonaccrual loans totaled $35,400, $21,600 and $28,200 for the years ended December 31, 2002, 2001 and 2000, respectively.

Salaries and employee benefits totaling $980,100, $820,600 and $790,600 have been deferred as loan origination costs for the years ended December 31, 2002, 2001 and 2000, respectively.

4.                   MORTGAGE SERVICING ASSETS

Mortgage servicing assets are carried at their amortized cost, which approximates fair value, of $761,300 and $431,000 at December 31, 2002 and 2001, respectively.  Originated mortgage servicing assets totaling $546,000, $87,700 and $19,300 were recognized during the years ended December 31, 2002, 2001 and 2000, respectively.  In addition, during the year ended December 31, 2000 the Company paid $166,000 to another financial institution to acquire the rights to service mortgage loans totaling $15,838,000.  Amortization of mortgage servicing assets totaled $209,900, $176,300 and $132,300 for the years ended December 31, 2002, 2001 and 2000, respectively.  On the consolidated balance sheet, mortgage servicing assets are included in accrued interest receivable and other assets.

5.                   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2002	2001

Land	$1,192,800	$1,192,800
Building and improvements	4,632,600	3,564,600
Furniture, fixtures and equipment	3,977,100	3,333,400
Leasehold improvements	329,800	127,000
Construction in progress	102,700	417,700

	10,235,000	8,635,500
Less accumulated depreciation
and amortization	(3,581,900)	(2,993,400)

	$6,653,100	$5,642,100

Depreciation and amortization included in occupancy and equipment expense totaled $742,800, $690,200 and $654,900 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.                   INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2002	2001

Savings	$19,558,100	$16,192,200
Money market	22,851,800	11,538,100
NOW accounts	108,615,100	67,936,900
Individual retirement accounts	6,874,400	5,801,700
Time, $100,000 or more	23,830,800	28,439,500
Other time	53,361,700	70,673,300

	$235,091,900	$200,581,700

Aggregate annual maturities of time deposits at December 31, 2002 are as follows:

Year Ending December 31,

2003	$50,662,400
2004	2,735,100
2005	22,858,900
2006	936,100

$77,192,500

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2002	2001	2000

Savings	$173,400	$244,100	$279,200
Money market	341,400	545,100	569,900
NOW accounts	1,042,800	680,400	607,400
Individual retirement accounts	218,400	276,900	191,200
Time, $100,000 or more	807,300	1,652,000	988,700
Other time	2,151,700	3,890,800	2,828,900

	$4,735,000	$7,289,300	$5,465,300

7.                   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three branch offices and certain equipment under noncancellable operating leases.  Future minimum lease payments, net of sublease income, are as follows:

Year Ending December 31,

2003	$75,700
2004	67,600
2005	78,800
2006	87,700
2007	96,400
Thereafter	502,600

$908,800

Rental expense, net of rental income, included in occupancy and equipment expense totaled $144,800, $137,700 and $105,400 for the years ended December 31, 2002, 2001 and 2000, respectively.

The North Chico branch lease can be renewed for two successive three-year terms after the lease expires March 31, 2003 and the Central Chico branch can be renewed for four successive five-year terms after the lease expires September 30, 2011.

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2002	2001

Commitments to extend credit	$103,605,300	$82,621,000
Letters of credit	$2,229,500	$2,048,900

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include deposit accounts, accounts receivable, inventory, equipment and deeds of trust on residential real estate and income-producing commercial properties.

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Commercial loan commitments represent approximately 14% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates.  Agricultural loan commitments represent approximately 8% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates.  Real estate loan commitments represent approximately 70% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  The majority of real estate commitments also have variable interest rates.  Personal lines of credit and home equity lines of credit represent the remaining 8% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Butte, Sutter, Yuba and Placer Counties.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate.  However, personal and business income represent the primary source of repayment for a majority of these loans.

In addition, the Company’s real estate construction loans represent approximately 28% of outstanding loans at December 31, 2002, compared to approximately 34% at December 31, 2001.  Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions.  In management’s opinion, although this concentration has no more than the normal risk of collection, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $1,421,100 at December 31, 2002.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash.  The Bank’s vault cash fulfilled its reserve requirement at December 31, 2002.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

8.                   MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

Community Valley Bancorp Trust I (CVB Trust I) is a Delaware statutory business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

In December 2002, the Company issued to CVB Trust I subordinated deferrable interest debentures due December 31, 2032.  Simultaneously, CVB Trust I issued 8,000 floating rate capital securities, with liquidation values of $1,000 per security, for gross proceeds of $8,000,000.  The subordinated debentures represent the sole assets of CVB Trust I.  The subordinated debentures are redeemable by the Company, subject to the receipt by the Company of prior approval from the Federal Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB.  The Company may redeem the subordinated debentures on any December 31st on or after December 31, 2007.  The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The floating rate capital securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on December 31, 2032.

Holders of the securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on the capital securities and debentures are computed on a 360-day basis.  The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.3%, with a maximum rate of 12.5% annually, adjustable quarterly.

The subordinated debentures and related CVB Trust I investment in the subordinated debentures have been eliminated in consolidation and the capital securities are reflected as outstanding in the accompanying consolidated balance sheet.  Under applicable regulatory guidelines, all of the capital securities qualify as Tier 1 capital for the Company at December 31, 2002.

9.                   SHORT-TERM BORROWING ARRANGEMENTS

The Company has $6,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs.  There were no borrowings outstanding under these arrangements at December 31, 2002 and 2001.

10.            EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) NOTE PAYABLE

The ESOP obtained financing through a $1,000,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15).  The note has a variable interest rate, based on an independent index, and a maturity date of March 8, 2008.  At December 31, 2002, the interest rate was 4.25%.  Advances on the line of credit totaled $732,100 and $851,500 at December 31, 2002 and 2001, respectively.

11.            SHAREHOLDERS’ EQUITY

Dividends

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2002, retained earnings of $10,394,700 were free of such restrictions.

On December 17, 2002, the Board of Directors declared a cash dividend of $.10 per common stock share payable January 28, 2003 to shareholders of record on January 2, 2003.  On the consolidated balance sheet, the dividends payable are included in accrued interest payable and other liabilities and a corresponding reduction is shown in retained earnings.  In January, April, July and October 2002, the Company paid cash dividends of $.075, $.075, $.075 and $.08 per share of common stock to shareholders of record on January 2, April 19, July 5 and October 8, respectively.  In 2001, the Company paid cash dividends of $.075 per share of common stock to shareholders of record on June 1 and October 1, 2001.

Stock Split

On August 20, 2002, the Board of Directors declared a four-for-three stock split effective September 30, 2002 for shareholders of record on September 16, 2002.  All share and per share data has been retroactively adjusted to reflect the stock split.

Stock Options

The Company has established stock option plans for which shares of common stock have been reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately.  Under the 1997 and 1991 plans, 171,002 shares of common stock are reserved for issuance to employees and directors, and the related options are exercisable until their expiration.  However, no new options will be granted under these plans.  Under the Company’s 2000 stock option plan, 279,865 shares of common stock are reserved for issuance to employees and directors, of which 86,371 shares are available for future grants.

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Incentive Options

Options outstanding, beginning of year	162,649	$8.46	294,573	$5.71	260,575	$4.00

Options granted	63,666	$18.88			53,333	$12.71
Options exercised	(26,730)	$8.41	(131,924)	$2.33	(19,335)	$2.97

Options outstanding, end of year	199,585	$11.79	162,649	$8.46	294,573	$5.71

Options exercisable, end of year	108,155	$7.48	98,064	$7.00	192,343	$3.41

Nonstatutory Options

Options outstanding, beginning of year	184,886	$9.60	262,890	$7.30	188,980	$3.92

Options granted					100,000	$12.56
Options exercised	(10,232)	$6.12	(78,004)	$1.97	(26,090)	$1.78

Options outstanding, end of year	174,654	$9.80	184,886	$9.60	262,890	$7.30

Options exercisable, end of year	114,654	$8.37	104,886	$7.35	162,890	$4.25

A summary of options outstanding at December 31, 2002 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2002	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2002

Incentive Options

$ 2.73 - $ 7.03	85,239	4.3 years	83,461
$ 10.13 - $ 14.06	50,680	7.1 years	24,694
$ 18.30 - $ 20.01	63,666	9.7 years

	199,585		108,155

Non-qualified Options

$ 6.12	74,654	4.3 years	74,654
$ 12.56	100,000	7.3 years	40,000

	174,654		114,654

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2002

Basic earnings per share	$4,849,600	2,595,836	$1.87

Effect of dilutive stock options		134,111

Diluted earnings per share	$4,849,600	2,729,947	$1.78

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

  December 31, 2001

Basic earnings per share	$3,811,400	2,492,572	$1.53

Effect of dilutive stock options		187,733

Diluted earnings per share	$3,811,400	2,680,305	$1.43

December 31, 2000

Basic earnings per share	$3,046,500	2,361,935	$1.29

Effect of dilutive stock options		267,520

Diluted earnings per share	$3,046,500	2,629,455	$1.16

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Options to issue 155,111 and 153,333 shares of common stock at prices ranging from $12.10 to $14.06 were not included in the computation of diluted earnings per share for the first two quarters of the year ending December 31, 2001 and the entire year ending December 31, 2000 because their effect would be antidilutive.

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Depository Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following table.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2002 and 2001.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

December 31, 2002

Company:
Total capital (to risk-weighted assets)	$36,249,300	14.0%	$20,786,800	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$33,242,500	12.8%	$10,393,400	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$33,242,500	10.4%	$12,808,500	4.0%	N/A	N/A

Bank:
Total capital (to risk-weighted assets)	$28,249,300	10.9%	$20,786,800	8.0%	$25,983,500	10.0%
Tier 1 capital (to risk-weighted assets)	$25,452,500	9.7%	$10,393,400	4.0%	$15,590,100	6.0%
Tier 1 capital (to average assets)	$25,452,500	7.9%	$12,808,500	4.0%	$16,010,700	5.0%

December 31, 2001

Bank:
Total capital (to risk-weighted assets)	$23,220,100	11.6%	$16,066,000	8.0%	$20,082,600	10.0%
Tier 1 capital (to risk-weighted assets)	$20,820,200	10.4%	$8,033,000	4.0%	$12,049,500	6.0%
Tier 1 capital (to average assets)	$20,820,200	7.7%	$10,812,500	4.0%	$13,575,700	5.0%

12.            OTHER NON-INTEREST INCOME AND EXPENSE

Other non-interest income consisted of the following:

	Year Ended December 31,
	2002	2001	2000

Earnings and death benefit from cash surrender value life insurance policies, net (Note 15)	$1,406,400	$243,700	$203,500
Merchant card processing fees	353,700	259,700	210,100
Other	913,200	645,400	722,900

	$2,673,300	$1,148,800	$1,136,500

Other expense consisted of the following:

	Year Ended December 31,
	2002	2001	2000

Professional fees	$622,300	$550,900	$446,000
Telephone and postage	436,200	397,000	408,200
Stationery and supplies	457,800	323,400	311,800
Director fees and retirement accrual	298,000	207,000	194,900
Advertising and promotion	190,300	131,100	112,000
Beneficiary benefit accrual under salary continuation plan (Note 15)	1,136,400
Other	1,274,100	1,091,900	991,300

	$4,415,100	$2,701,300	$2,464,200

Professional fees include amounts paid to outside vendors to perform accounting services for companies that maintain large non-interest bearing deposits with the Bank.  Total costs incurred were dependent upon the volume of deposits and totaled $126,000, $231,900 and $221,200 for the years ended December 31, 2002, 2001 and 2000, respectively.  During these same periods, the companies maintained average available balances of approximately $16.1 million, $12.8 million and $8.4 million, respectively.

13.            INCOME TAXES

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	Federal	State	Total
2002

Current	$2,240,000	$769,000	$3,009,000
Deferred	(497,000)	(137,000)	(634,000)

Income tax expense	$1,743,000	$632,000	$2,375,000

2001

Current	$2,020,000	$690,000	$2,710,000
Deferred	(216,000)	(70,000)	(286,000)

Income tax expense	$1,804,000	$620,000	$2,424,000

2000

Current	$1,752,000	$646,000	$2,398,000
Deferred	(363,000)	(103,000)	(466,000)

Income tax expense	$1,389,000	$543,000	$1,932,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2002 and 2001:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$1,171,000	$949,000
Deferred compensation	1,056,000	438,000
Future benefit of state tax deduction	254,000	194,000
Bank premises and equipment		49,000

Total deferred tax assets	2,481,000	1,630,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(163,000)	(116,000)
Bank premises and equipment	(170,000)

Total deferred tax liabilities	(333,000)	(116,000)

Net deferred tax assets	$2,148,000	$1,514,000

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences are as follows:

	Year Ended December 31,
	2002		2001		2000
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$2,456,000	34.0	$2,120,000	34.0	$1,692,700	34.0
State franchise tax, net of Federal tax effect	422,000	5.9	410,000	6.6	296,300	6.0
Tax-exempt income from life insurance policies	(478,000)	(6.6)	(83,000)	(1.3)	(69,200)	(1.4)
Other	(25,000)	(.4)	(23,000)	(.4)	12,200.2

	$2,375,000	32.9	$2,424,000	38.9	$1,932,000	38.8

14.            RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers.  These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2002:

Balance, January 1, 2002	$5,207,000

Disbursements	4,414,600
Amounts repaid	(5,134,600)

Balance, December 31, 2002	$4,487,000

Undisbursed commitments to related parties, December 31, 2002	$3,064,400

15.            EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for seven key executives.  In addition, a retirement plan is in place for members of the Board of Directors.  Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to fifteen years after retirement or death.  These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives.  In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2002, 2001 and 2000 totaled $225,300, $224,500 and $217,700, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $4,290,900 and $4,295,400 at December 31, 2002 and 2001, respectively.  On the consolidated balance sheet, the cash surrender values are included in accrued interest receivable and other assets.  Income earned on these policies, net of expenses, totaled $233,800, $243,700 and $203,500 for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, upon the death of one of the executives during 2002, salary continuation plan benefit expense totaling $1,081,600 was accelerated to accrue for benefits to be paid to the beneficiary under the plan.  This expense was offset by tax-free death benefits totaling $1,172,600 from insurance policies on the life of the executive.

Savings Plan

The Butte Community Bank 401(k) Savings Plan commenced January 1, 1993 and is available to employees meeting certain service requirements.  Under the plan, employees may defer a selected percentage of their annual compensation.  The Bank may make a discretionary contribution to the plan which would be allocated as follows:

•     A matching contribution to be determined by the Board of Directors each plan year under which the Bank will match a percentage of each participant’s contribution.

•     A basic contribution that would be allocated in the same ratio as each participant’s contribution bears to total compensation.

There were no employer contributions for the years ended December 31, 2002, 2001 or 2000.

Employee Stock Ownership Plan

Under the Butte Community Bank Employee Stock Ownership Plan (“ESOP”), employees who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age eighteen are eligible to participate.  The ESOP has funded purchases of the Bank’s common stock through a loan from another financial institution (see Note 9).  The loan is repaid from discretionary contributions to the ESOP determined by the Bank’s Board of Directors.  Annual contributions are limited on a participant-by-participant basis to the lesser of $30,000 or twenty-five percent of the participant’s compensation for the year.  Employee contributions are not permitted.

As a leveraged ESOP, interest expense is recognized on the loan in the Company’s consolidated financial statements.  Shares are allocated on the basis of eligible compensation, as defined in the ESOP plan document, in the year of allocation.  Benefits generally become 100% vested after seven years of credited service.  Employees with at least three, but fewer than seven, years of credited service receive a partial vesting according to a sliding schedule.  However, in the event of normal retirement, disability, or death, any unvested portion of benefits vest immediately.

As shares are purchased by the ESOP with proceeds from the loan, the Company records the cost of these unearned ESOP shares as a contra-equity account.  These amounts are shown as a reduction of shareholders’ equity in the Company’s consolidated balance sheet.  As the debt is repaid, the shares are released from unearned ESOP shares in proportion to the debt service paid during the year and allocated to eligible employees.  As shares are released from unearned ESOP shares, the Company reports compensation expense equal to the current market price of the shares, and the shares are recognized as outstanding for earnings per share computations.  Benefits are distributed in the form of qualifying Company securities.  However, the Company will issue a put option to each participant upon distribution of the securities which, if exercised, requires the Company to purchase the qualifying securities at fair market value.

No stock was purchased with proceeds from the line of credit during the year ended December 31, 2002.  During 2001 and 2000, the ESOP purchased 21,839 and 36,751 shares of the Company’s common stock at costs of $291,900 and $519,700, respectively, that were funded by the proceeds from the  line of credit to the ESOP.  Interest expense of $39,500, $55,000 and $52,600 was recognized in connection with the line of credit during the years ended December 31, 2002, 2001 and 2000, respectively.

Compensation expense of $158,100 and  $138,900 was recognized for the years ended December 31, 2002 and 2001.  Compensation expense of $203,800, of which $26,100 represented the cost to purchase distributed shares from participants, was recognized for the year ended December 31, 2000.

Allocated and unearned ESOP shares at December 31, 2002, 2001 and 2000, adjusted for the 2002 stock split, were as follows:

	2002	2001	2000

Allocated shares	73,175	64,943	54,917
Unearned shares	65,437	73,669	61,856

Total ESOP shares	138,612	138,612	116,773

Fair value of unearned shares	$1,328,371	$1,337,100	$740,900

16.            DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value.  These estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2002 and 2001:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

Interest-bearing deposits in banks:  The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flows using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

Investment securities:  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Loans:  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount that purchasers have committed to purchase the loans.  The fair values for other loans are estimated using discounted cash flow analyses, using interest rates offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness.  The carrying amount of accrued interest receivable approximates its fair value.

Other investments:  Other investments include non-marketable equity securities.  The carrying value of these investments approximates their fair value.

Life insurance policies:  The fair values of life insurance policies are based on cash surrender values at each reporting date provided by the insurers.

Deposits:  The fair values for demand deposits are, by definition, equal to the amount payable on demand at each reporting date represented by their carrying amount.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Bank for certificates with similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

Note payable: The note payable reprices based upon an independent index.  The carrying amount of the note payable approximates its fair value.

Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts:  The fair value of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts was determined based on the current market value for like kind instruments of a similar maturity and structure.

Commitments to extend credit:  Commitments to extend credit are primarily for variable rate loans and letters of credit.  For these commitments, there is no difference between the committed amounts and their fair values.  Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$15,621,400	$15,621,400	$12,401,600	$12,401,600
Federal funds sold	57,410,000	57,410,000	37,270,000	37,270,000
Interest-bearing deposits in banks	4,061,000	4,125,300	694,000	709,000
Loans held for sale	7,911,700	8,000,260	5,978,500	5,978,500
Investment securities	3,386,900	3,438,000	3,006,800	3,037,100
Loans	229,699,200	232,882,317	197,875,100	195,375,600
Other investments	263,200	263,200	263,200	263,200
Accrued interest receivable	2,330,300	2,330,300	2,052,400	2,052,400
Cash surrender value of life insurance policies	4,290,900	4,290,900	4,295,400	4,295,400

Financial liabilities:
Deposits	$297,980,800	$299,513,600	$246,419,900	$247,892,100
Note payable	732,100	732,100	851,500	851,500
Mandatorily redeemable cumulative trust preferred securities	8,000,000	8,000,000
Accrued interest payable	450,900	450,900	1,200,100	1,200,100

Off-balance-sheet financial instruments:
Commitments to extend credit	$103,605,300	$103,605,300	$82,621,000	$82,621,000
Standby letters of credit	2,229,500	2,229,500	2,048,900	2,048,900

17.            PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Community Valley Bancorp commenced operations in June 2002.  As a result, comparative financial information is not available.  The information below is presented as of December 31, 2002 and for the year then ended as if the reorganization had taken place on January 1, 2002.

BALANCE SHEET

December 31, 2002

ASSETS

Cash and due from banks	$7,758,600
Investment in bank subsidiary	25,542,900
Investment in trust subsidiary	248,000
Other assets	301,700

Total assets	$33,851,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Subordinated debentures due to subsidiary grantor trust	$8,248,000
Other liabilities	222,600

Total liabilities	8,470,600

Shareholders’ equity:
Common stock	6,660,000
Unearned ESOP shares	(851,900)
Retained earnings	19,558,400
Accumulated other comprehensive income	14,100

Total shareholders’ equity	25,380,600

Total liabilities and shareholders’ equity	$33,851,200

STATEMENT OF INCOME

For the Year Ended December 31, 2002

Income:
Dividends declared by bank subsidiary	$794,700

Expenses:
Professional fees	97,200
Other expenses	23,300

Total expenses	120,500

Income before equity in undistributed income of subsidiary	674,200

Equity in undistributed income of subsidiary	4,127,400

Income before income tax benefit	4,801,600

Income tax benefit	48,000

Net income	$4,849,600

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

Cash flows from operating activities:
Net income	$4,849,600
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(4,127,400)
Increase in other assets	(301,700)
Decrease in other liabilities	(45,900)

Net cash provided by operating activities	374,600

Cash flows from investing activities:
Investment in Butte Community Bank	(85,700)
Investment in Community Valley Bancorp Trust I	(248,000)

Net cash used in investing activities	(333,700)

Cash flows from financing activities:
Proceeds from the issuance of junior subordinated debentures due to subsidiary grantor trust	8,248,000
Dividends paid	(812,200)
Proceeds from exercise of stock options	287,200
Cash paid for fractional shares	(5,300)

Net cash provided by financing activities	7,717,700

Cash and cash equivalents at end of year	$7,758,600

Non-cash investing activities:

Net change in unrealized gain on investment securities available-for-sale	$14,100

Accrual of cash dividend declared	$268,500

Release of unearned ESOP shares	$158,000