Form 10-Q
period 2003-03-31
COMMUNITY VALLEY BANCORP
filed 2003-05-15
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31525

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	68-0479553
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

2041 Forest Avenue, Chico, California	95928
(Address of principal executive offices)	(Zip code)

(530) 899-2344

(Registrant’s telephone number,
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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2)

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 2,692,528 shares outstanding at April 30, 2003.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands)

	March 31, 2003

December 31, 2002

ASSETS

Cash and due from banks	$15,319	$15,621
Federal funds sold	62,380	57,410
Interest-bearing deposits in banks	5,151	4,061
Investment securities (market value of $3,505 at March 31, 2003 and $3,438 at December 31, 2002)	3,696	3,387
Loans held for sale	5,242	7,912
Loans, less allowance for loan losses of $3,154 at March 31, 2003 and $3,007 at December 31, 2002	232,196	229,699
Bank premises and equipment, net	6,666	6,653
Accrued interest receivable and other assets	11,531	12,492
	$342,181	$337,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$52,428	$62,889
Interest bearing	250,683	235,092
Total deposits	303,111	297,981

Employee stock ownership plan note payable	779	732

Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	8,000	8,000

Accrued interest payable and other liabilities	4,104	5,142

Total liabilities	315,994	311,855

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 2,692,278 shares at March 31, 2003 and 2,685,351 shares at December 31, 2002	6,767	6,660
Unearned ESOP shares (66,662 shares at March 31, 2003 and 65,437 shares at December 31, 2002, at cost)	(918)	(852)

Retained earnings	20,326	19,558
Accumulated other comprehensive income (Note 3)	12	14

Total shareholders’ equity	26,187	25,381
	$342,181	$337,235

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(In thousands, except per share data)

For the 3 months ended March 31,

2003

2002

Interest income:
Interest and fees on loans	$4,775	$4,224
Interest on Federal funds sold	182	140
Interest on deposits in banks	41	10
Interest and dividends on investment securities:
Taxable	36	15
Exempt from Federal income taxes	19	28

Total interest income	5,053	4,417
Interest expense:
Interest on deposits	1,013	1,330
Interest on long-term debt	138	10
Total interest expense	1,151	1,340

Net interest income	3,902	3,077

Provision for loan losses	150	103
Net interest income after provision for loan losses	3,752	2,974

Non-interest income	1,183	2,020

Non-interest expense:
Salaries and employee benefits	2,138	1,461
Occupancy	172	137
Furniture and equipment	240	173
Other expense	670	1,993
Total non-interest expense	3,220	3,764

Income before income taxes	1,715	1,230

Income taxes (benefit)	678	(23)

Net income	$1,037	$1,253

Basic earnings per share (Note 2)	$.39	$.49
Diluted earnings per share (Note 2)	$.38	$.46

Cash dividends per share of issued and outstanding common stock	$.10	$.075

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

	Common Stock		Unearned ESOP	Retained	Accumulated Other Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income	Equity	Income

Balance, January 1, 2002	2,648,389	$6,131	$(902)	$15,591		$20,820

Comprehensive income (Note 3):
Net income				4,849		4,849	$4,849
Other comprehensive gain except unrealized gain					$14	14	14
Total comprehensive income							$4,863

Exercise of stock options and related tax benefit	36,962	426				426
Earned ESOP shares		108	50			158
Cash dividends- $.33 per share				(882)		(882)
Cash in lieu of fractional shares in four-for-three stock split		(5)				(5)

Balance, December 31, 2002	2,685,351	6,660	(852)	19,558	14	25,380

Comprehensive income (Note 3):
Net income				1,037		1,037	$1,037
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investment securities					(2)	(2)	(2)

Total comprehensive income							$1,035

Exercise of stock options and related tax benefit	7,177	80				80
Earned ESOP shares		27		12			39
Shares acquired by ESOP			(78)			(78)
Cash dividends declared				(269)		(269)

Balance, March 31, 2003	2,692,278	$6,767	$(918)	$20,326	$12	$26,187

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands) For the three months ended March 31,	2003	2002

Cash flows from operating activities:
Net income	$1,037	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	103
Deferred loan origination costs, net	(158)	(105)
Depreciation and amortization	210	180
Net decrease in loans held for sale	2,670	3,678
(Increase) decrease in cash surrender value of life insurance	(49)	339
Gain on cash surrender value		(1,173)
Non-cash compensation expense associated with the ESOP	39	41
Decrease (increase) in accrued interest receivable and other assets	1,052	(573)
Decrease in accrued interest payable and other liabilities	(1,038)	(406)

Net cash provided by operating activities	3,913	3,337

Cash flows from investing activities:

Net (increase) decrease in interest-bearing deposits in banks	(1,090)	99
Proceeds from called held-to-maturity investment securities	1,000
Purchase of held-to-maturity investment securities	(1,311)	(327)
Purchases of bank premises and equipment	(243)	(762)
Proceeds from sale of oreo		13
Proceeds from life insurance		1,750
Life insurance purchased		(383)
Net (increase) decrease in loans	(2,491)	281

Net cash (used in) provided by investing activities	(4,135)	671

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$2,158	$10,925
Net (increase) decrease in time deposits	2,972	(12,355)
Proceeds from repayment of ESOP loan, net	48	(30)
Payment of cash dividends	(269)	(199)
Exercise of stock options	58	43
Purchase of unearned ESOP shares	(78)

Net cash provided by (used) in financing activities	4,889	(1,616)

Increase in cash and cash equivalents	4,667	2,392

Cash and cash equivalents at beginning of year	73,031	49,672

Cash and cash equivalents at end of period	$77,698	$52,064

See Notes to Unaudited Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In May 2002, shareholders of Butte Community Bank (the “Bank”) approved a plan of reorganization and merger whereby the Bank became a wholly owned subsidiary of a newly formed bank holding company, Community Valley Bancorp.  Management expects that the holding company structure will facilitate growth within the banking field and in areas related to banking, either by the creation of new subsidiaries or the acquisition of existing companies and banks.

The accompanying unaudited consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2002 Annual Report to Shareholders on Form 10-K.

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

The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank. All significant inter-company balances and transactions have been eliminated in consolidation.  The results of operations for the three-month period ended March 31, 2003 may not necessarily be indicative of the operating results for the full year 2003.

2.   EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (2,625,270 shares for the three month period ended March 31, 2003 and 2,579,296 shares for the three month period ended March 31, 2002).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (133,176 shares for the three-month period ended March 31, 2003 and 131,420 shares for the three-month period ended March 31, 2002).  Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income.  Other comprehensive income, net of taxes, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Total comprehensive income for the three-month period ended March 31, 2003 was $1,035,000. The Company did not generate other comprehensive income during the three months ended March 31, 2002.  Therefore, total comprehensive income equaled net income for the three month period ended March 31, 2002.

4.  STOCK –BASED COMPENSATION

The Company issues stock options under three stock-based compensation plans, the Community Valley Bancorp 1991, 1997 and 2000 Stock Option Plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 12, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the periods in which the options become vested.

	March 31, 2003	March 31, 2002

Net earnings as reported	$1,036,800	$1,253,100
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(64,500)	(68,500)

Pro forma net income	$972,300	$1,184,600

Basic earnings per share - as reported	$0.39	$0.49
Basic earnings per share - pro forma	$0.37	$0.46

Diluted earnings per share - as reported	$0.38	$0.46
Diluted earnings per share - pro forma	$0.36	$0.44

4.  ACCOUNTING PRONOUNCEMENTS

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

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133.  The Statement also clarifies when a derivative contains a financing component.   The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.   In management’s opinion, adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for March 31, 2003 and December 31, 2002 and income and expense accounts for the three-month period ended March 31, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements.  The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.   The Company’s actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company’s market area,  the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read putting such forward-looking statements in context.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates seven full service offices within its primary service areas of Butte and Sutter Counties.  The Bank also maintains a Loan Production Office in Roseville. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

Overview

The Company recorded net income of $1,037,000 for the quarter ended March 31, 2003, which was a 10% decrease from the $1,253,000 reported for the same period of 2002.  Diluted earnings per share for the first quarter of 2003 were $0.38, compared to the $0.46 recorded in the first quarter of 2002.  The return on average equity (ROAE) and the return on average assets (ROA) for the first quarter of 2003 were 16.00% and 1.25%, respectively, as compared to 23.65% and 1.90%, respectively, for the same period in 2002.  The primary reason for the decline in net income is the net increase in tax expense of $655,000.  The Company realized a net credit of $23,000 for the first quarter of 2002 due to the tax-free proceeds from key man insurance policies the Bank received in March of 2002 as a result of the death of the Company’s Chief Operating Officer.

Total assets of the Company increased by $4,945,000 or (1.5%) from December 31, 2002 to $342,180,000 at March 31, 2003.  Net loans totaled $237,438,000, down $173,000 (.07%) from the ending balances on December 31, 2002.  Deposit balances at March 31, 2003 totaled $303,111,000, up $5,130,000 (1.7%) from December 31, 2002.

The Company ended the first quarter of 2003 with a Tier 1 risk based capital ratio of 10.1% and a total risk-based capital ratio of 11.3% versus 10.4% and 11.6%, respectively, at December 31, 2002.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended March 31,
(In thousands, except percentages)	2003	2002
Net interest income	$3,902	$3,077
Provision for loan losses	(150)	(103)
Non-interest income	1,183	2,020
Non-interest expense	(3,220)	(3,764)
(Provision for) benefit from income taxes	(678)	23

Net income	$1,037	$1,253

Average total assets (In millions)	$335.6	$257.3

Net income (annualized) as a percentage of average total assets	1.25%	1.87%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.15% for the three months ended March 31, 2003 and 5.20% for the three months ended March 31, 2002.  Net interest income increased $825,000 (26.8%) for the first quarter of 2003 compared to the same period in 2002.  The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth together with the decrease in the interest rates paid on deposits.

Deposit interest expense was $316,000 (31.2%) lower in the first quarter of 2003 versus the prior year period. The average balances of interest bearing liabilities were $41,359,000 (20.6%) higher in the first quarter of 2003 versus the same quarter in 2002. Even though the interest bearing balances increased, rates paid on these liabilities decreased 99 basis points on a quarter over quarter basis.  The reason for this decrease was the ability of management to change the mix of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and to lower the average cost of certificates of deposit as higher cost deposits were re-priced in a lower rate environment.

Table Two, Analysis of Net Interest Margin on Earning Assets, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company’s interest income and expense.  Table Two provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets.

Table Two:  Analysis of Net Interest Margin on Earning Assets (Unaudited)

Three Months Ended March 31,	2003			2002
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$239,134	$4,775	8.10%	$203,476	$4,224	8.42%
Taxable investment securities	2,293	36	6.37%	1,040	15	5.85%
Tax-exempt investment securities (2)	1,090	19	7.07%	2,086	28	5.44%
Federal funds sold	59,866	182	1.23%	32,624	140	1.74%
Investments in time deposits	4,678	41	3.55%	641	10	6.33%
Total earning assets	307,061	5,052	6.67%	240,130	4,417	7.46%
Cash & due from banks	13,901			11,927
Other assets	14,668			15,162
	$335,630			$267,219

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$136,902	358	1.06%	$84,734	253	1.21%
Savings	20,530	37.73%		17,352	42.98%
Time deposits	84,496	618	2.97%	98,483	1,034	4.26%
Other borrowings	8,734	138	6.41%	745	10	5.44%
Total interest bearing liabilities	250,662	1,151	1.86%	201,314	1,339	2.70%
Demand deposits	54,605			40,680
Other liabilities	4,073			3,739
Total liabilities	309,340			245,733
Shareholders’ equity	26,290			21,486
	$335,630			$267,219
Net interest income & margin (3)		$3,901	5.15%		$3,078	5.20%

(1)          Loan interest includes loan fees of $480,000 and $351,000 during the three months ended March 31, 2002 and March 31, 2002, respectively.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          Net interest margin is computed by dividing net interest income by total average earning assets.

(4)          Average yield is calculated based on actual days in quarter (90 for March 31, 2003 and March 31, 2002) and annualized to actual days in year (365 for 2003 and 2002).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a year to date basis through March 31, 2003 net interest income has increased $823,000 over the same time period in 2002.  Interest income from earning assets has increased by $635,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $935,000 while interest income from changes in rates has decreased by $300,000.  Interest expense for the first three months of 2003 is $188,000 less than the same time period in 2002.  Changes in the volume of interest bearing liabilities, primarily the reduction of balances in certificates of deposit and the increase in balances of demand deposits, as well as the addition of interest expense related to the trust preferred securities, have resulted in a net increase of interest expense of $125,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $313,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Three Months Ended March 31, 2003 over 2002 Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$748	$(198)	$550
Taxable investment securities	18	3	21
Tax exempt investment securities (2)	(14)	5	(9)
Federal funds sold	118	(76)	42
Investment in time deposits	64	(33)	31
Total	934	(299)	635

Interest-bearing liabilities:
Demand deposits	157	(52)	105
Savings deposits	8	(13)	(5)
Time deposits	(148)	(268)	(416)
Other borrowings	108	20	128
Total	125	(313)	(188)
Interest differential	$809	$14	$823

(1)          The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Company provided $150,000 for loan and lease losses for the first quarter of 2003 as compared to $103,000 for the first quarter of 2002.  Net loan charge-offs for the three months ended March 31, 2003 were $3,000 as compared to $4,000 in charge-offs for the three months ended March 31, 2002.

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)

Three Months Ended March 31,

	2003	% of Avg. Assets	2002	% of Avg. Assets

Service charges on deposit accounts		$258.08		$244.09
Loan servicing fees	339.10		121.05
Fees - alternative investment sales	20.006		9.003
Merchant fee income	106.03		62.02
Gain on the sale of loans	294.09		225.09
Other	166.05		1,359.53

Total non-interest income		$1,183.36		$2,020.78

Non-interest income was down $837,000 (70.8%) to $1,183,000 for the three months ended March 31, 2003 as compared to $2,020,000 for the three months ended March 31, 2002.  The major reason for the decrease in non-interest income for the quarter can be attributed to the tax-free net proceeds from key man insurance policies the Bank received in March 2002 as a result of the death of the Company’s Chief Operating Officer.  Increases in non-interest income were realized in fees from service charges (up 5.7%), loan servicing fees (up 180%), fees from alternative investment sales commissions (up 122%), merchant fee income (up 71%) and gain on sale of loans (up 30.6%).  The increase in service charge income was the result of additional deposit accounts opened during the first quarter.  The loan servicing income increased as a result of more loans being sold on the secondary market through FNMA (Fannie Mae) as many customers of the Company took advantage of  the low levels in mortgage financing rates.  Servicing fee increases were also realized in SBA (Small Business Administration) and FHMA (Farmers Home Administration) through their USDA (United States Department of Agriculture) Business and Industry program.  The Company retains the servicing of loans sold through these programs, which generates fee income.  The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the first quarter.

Non-interest Expense

Non-interest expense decreased $545,000 (16.9%) to $3,220,000 in the first quarter of 2003 versus $3,764,000 in the first quarter of 2002.  As discussed in the non-interest income section, most of this decrease was attributable to the accelerated accrual of salary continuation plan benefits, in March 2002, associated with the death of the Company’s Chief Operating Officer that will be subsequently paid to his beneficiary.  On a quarter over quarter basis, full time equivalent employees increased by 20.  Salary and employee benefits increased $480,000 (32.8%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $35,000 (25.5%).  This increase in costs is associated with the opening of the Central Chico and the Yuba City offices in 2002, and is related to building depreciation, utilities, janitorial services and property taxes.   Fixed asset expense was $240,000 in the first quarter of 2003 compared to $173,000 in the same period of 2002, representing a 39% increase.   This increase relates to technology upgrades made to our core banking system such as the digital image processing system introduced in the first quarter of this year.  Other expenses increased $47,000 (5.7%) in the first quarter of 2003 versus the first quarter of 2002.   This increase was attributed to higher telephone, postage and insurance costs.

Provision for Income Taxes

The effective tax rate for the first quarter of 2003 was 39.5%, versusa benefit of  (1.9%), for the same period in 2002.  The lower effective tax rate for the first three months of 2002 was attributable to the tax-free net proceeds from key man insurance policies received as the result of the death of one of the Company’s executives.

Balance Sheet Analysis

The Company’s total assets were $342,181,000 at March 31, 2003 as compared to $337,235,000 at December 31, 2002, representing an increase of 1.5%.  The average balance of total assets for the three months ended March 31, 2003 was $335,630,000, which represents an increase of $68,411,000 (26%) over the $267,219,000 during the three-month period ended March 31, 2002.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2003, these principal areas accounted for approximately 23%, 34%, 27%, 8% and 8%, respectively, of the Company’s loan portfolio.  The mix changed from December 31, 2002 in the areas of commercial loans and real estate construction.  The mix at December 31, 2002 was 21%, 35%, 28%, 8% and 8%.  These changes were consistent with the Company’s plan to diversify the portfolio and reduce the concentration in single-family real estate construction loans.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($5,615,000 or 11.5%), and consumer ($509,000 or 2.6%) and decreases in real estate construction ($7,078,000 or 8.2%), residential real estate ($1,023,000 or 1.2%) and agricultural loans ($1,086,000 or 6%).  Table Five below summarizes the composition of the loan portfolio as of March 31, 2003 and December 31, 2002.

Table Five: Loan Portfolio Composition (Unaudited)

(In thousands)	March 31, 2003	December 31, 2002
Commercial	$54,276	$48,661
Real estate:
Mortgage	81,034	82,057
Construction	63,036	64,565

Agriculture	17,849	18,935
Consumer	19,834	19,325
Total loans	236,029	233,543
Allowance for loan losses	(3,154)	(3,007)
Deferred loan fees, net	(679)	(837)
Total net loans	$232,196	$229,699

The majority of the Company’s loans are direct loans made to individuals and local businesses.  The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions.  The Company makes loans to borrowers whose applications include a sound purpose and a viable primary repayment source, generally supported by a secondary source of repayment.

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products.  Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items.  Construction loans are generally composed of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single-family residences.  Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%.  Agriculture loans consist primarily of crop loans to farmers of peaches, prunes, walnuts, and almonds.  In general, except in the case of loans with SBA or FMHA guarantees, the Company does not make long-term mortgage loans; however, Butte Community Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a total credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies.  Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio.  Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth.  Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.  With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, underlying trends in economic and business cycles may influence credit quality.  The Company’s business is concentrated in the Butte and Sutter County Area. The economy of these two counties is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville and Yuba City).  The Company also maintains a loan production office in the city of Roseville.  Single-family residential construction is the primary lending product from this location serving the greater Sacramento area.

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

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security.  The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers.  The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property.  The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

In management’s judgment, a concentration exists in real estate loans, which represented approximately 61% of the Company’s loan portfolio at March 31, 2003, which reflects an improvement from the 62.8% concentration level at December 31, 2002.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2003 and December 31, 2002.  There were no loans past due 90 days or more and still accruing interest at March 31, 2003 or December 31, 2002.

Table Six:  Non-Performing Loans (Unaudited)

(In thousands)	March 31, 2003	December 31, 2002
Nonaccrual:
Commercial	370	134
Real estate	460	460
Consumer and other	34	—
Total non-performing loans	$864	$594

At March 31, 2003, non-performing loans and leases were .37% of total loans and leases.  The recorded investments in loans that were considered to be impaired totaled seven loans with balances of $864,000 at March 31, 2003 and two loans with balances of $594,000 at December 31, 2002.  One of the seven impaired loans shown for March 31, 2003 has a U.S. Government guarantee for 90% of the loan balance.  The guarantee is for $414,000.  The remaining six loans have a very low potential for loss.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2003 or December 31, 2002.  Management is not aware of any potential problem loans, which were accruing and current at March 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Allowance for Loan Losses Activity

The provision for loan losses is based upon management’s evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and recoveries and is reduced by loan charge-offs. Management determines an appropriate provision based upon the interaction of three primary factors: (1) loan portfolio growth, (2) a comprehensive grading and review formula for total loans outstanding, and (3) estimated inherent credit risk in the portfolio.

Management establishes general reserve factors for loans based upon an assessment of a credit risk by loan type and loan grade. These reserve factors, which are based on historical loss information, may be adjusted for significant commercial and real estate loans that are individually evaluated by management for specific risk of loss.  In addition, reserve factors ranging from 0.25% to 2.50% are assigned to currently performing loans that are not otherwise graded as Special Mention, Substandard or Doubtful.  These factors are assigned based on management’s assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, historical losses experienced by peer banks.    Finally, a residual component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  This residual component of the allowance reflects a margin of imprecision inherent in the underlying assumptions used to estimate losses in specifically graded loans and expected losses in the performing portfolio.

The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $3,154,000 or 1.35% of total loans at March 31, 2003 and $3,007,000 or 1.29% at December 31, 2002.  Net charge-offs to average loans were .0013% for the first quarter of 2003. Net charge-offs through the first three months of 2002 were .0024% of average loans.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended March 31,
(In thousands, except for percentages)	2003	2002

Average loans outstanding	$234,060	$203,476

Allowance for possible loan losses at beginning of period	$3,007	$2,397

Loans charged off:
Commercial	—	(5)
Real estate	—	—
Consumer	(3)	—
Total	(3)	(5)
Recoveries of loans previously charged off:
Commercial	—	—
Real estate	—	—
Consumer	—
Total
Net loan charge offs	(3)	(5)

Additions to allowance charged to operating expenses	150	103
Allowance for loan losses at end of period	$3,154	$2,495
Ratio of net charge-offs to average loans outstanding	.001%	.002%
Provision for possible loan losses to average loans outstanding	.06%	.05%
Allowance for loan losses to loans net of deferred fees at end of period	1.35%	1.23%

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

Other Real Estate

At March 31, 2003 and December 31, 2002, the Company did not have any other real estate (“ORE”) properties.

Deposits

At March 31, 2003, total deposits were $303,111,000 representing an increase of $5,130,000 (1.7%) over the December 31, 2002 balance of $297,981,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.075 per share on January 28, 2002, April 25, 2002, and July 26, 2002, $.08 per share on October 25, 2002 and $.10 per share on January 23, 2003.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.  The per share amounts have been retroactively restated for the Company’s 4 for 3 stock split approved by the Board of Directors on August 20, 2002.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At March 31, 2003, shareholders’ equity was $26,187,000, representing an increase of $806,000 (3.2%) from $25,381,000 at December 31, 2002.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 11.3% at March 31, 2003 compared to 10.9% at December 31, 2002.  Tier 1 risk-based capital to risk-adjusted assets was 10.1% at March 31, 2003 and 9.7% at December 31, 2002.

Table Eight below lists the Company and the Bank capital ratios at March 31, 2003 and December 31, 2002, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets Company	At March 31, 2003	At December 31, 2002	Minimum Regulatory Requirement
Leverage ratio	9.2%	10.4%	4.0%
Tier 1 Risk-Based Capital	12.0%	12.8%	4.0%
Total Risk-Based Capital	13.2%	14.0%	8.0%
Bank
Leverage ratio	7.80%	7.9%	4.0%
Tier 1 Risk-Based Capital	10.10%	9.7%	4.0%
Total Risk-Based Capital	11.30%	10.9%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2003 and December 31, 2002.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2003 and December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

Overview.  Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its loan, investment and deposit portfolios.  The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk.

The Board of Directors has overall responsibility for the interest rate risk management policies.  The Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Asset/Liability Management.  Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits, investing in securities, using trust preferred securities and borrowings.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contributes to earnings even in periods of volatile interest rates.  The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared monthly using inputs of actual loans, securities and interest bearing liability (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against seven interest rate scenarios.  These scenarios include a 100, 200 and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200 and 300 basis point falling rate forecast which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  The Company’s net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from balances as of the date indicated.

Table Nine below summarizes the effect on net interest income (NII) of a ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.  The results shown in Table nine for the two periods, fall within the parameters of the Bank’s policy for interest rate risk.

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2003 and December 31, 2002 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2003	$ Change in NII from Current 12 Month Horizon December 31, 2002
Variation from a constant rate scenario
+200bp	$68	$111
- 200bp	$(1,180)	$(1,262)

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations.  Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2003, and 2002.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at March 31, 2003 and December 31, 2002 were approximately $95,178,000 and $105,835,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2003, consolidated liquid assets totaled $83.4 million or 24.4% of total assets compared to $81.4 million or 24.1% of total assets on December 31, 2002.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2003.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $95,178,000 and $105,835,000 at March 31, 2003 and December 31, 2002, respectively.  As a percentage of net loans, these off-balance sheet items represent 40.9% and 46.1%, respectively.

Other Matters

Effects of Terrorism The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy.  Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain.  However, such events have had and may continue to have an adverse effect

on the economy in the Company’s market areas.  Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company’s stock price.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

25

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

(11)	See Note 2 Earnings Per Share Computation

(99.1)	1991 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.

(99.2)	1997 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.

(99.3)	2000 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.

(99.4)	Director Emeritus Plan dated March 20, 2001*

(99.5)	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.6)	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 21, 2003, the Company filed a Report on form 8-K announcing a ten cent per share cash dividend for shareholders of record on April 2, 2003, payable April 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

May 9, 2003	By: /s/ Keith C. Robbins
Keith C. Robbins
President, Chief Executive Officer

May 9, 2003	By: /s/ John F. Coger
John F. Coger
Executive Vice President, CFO

Certifications:  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith C. Robbins, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of Community Valley Bancorp (the “registrant”);

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

b)                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (April 15, 2003); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the    disclosure controls and procedures based on our evaluation as of  April 15, 2003;

5.              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003

By:	/s/ Keith C. Robbins

President, Chief Executive Officer

I, John F. Coger, certify that:

1 ..   I have reviewed this quarterly report on Form 10-Q of Community Valley Bancorp (the registrant”);

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

b)                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (April 15, 2003); and

d)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of  April 15, 2003;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003

By	/s/ John F. Coger

Executive Vice President, Chief Financial Officer