Form 10-K/A
period 2002-12-31
COMMUNITY VALLEY BANCORP
filed 2003-05-29
CIK 1170833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K/A

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

EXPLANATORY NOTE:

Part III.

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Beneficial Ownership of Securities

Item 13.  Certain Relationships and Related Transactions

Signatures

Certification of President and Chief Executive Officer

Certification of Executive Vice President and Chief Financial Officer

99.2                           Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE:

This Form 10-K/A of Community Valley Bancorp amends the annual Report on Form 10-K of the registrant for the registrant’s fiscal year ended December 31, 2002.  Specifically, this Form 10-K/A adds Item 10. Directors and Executive Officers of the Registrant, Item 11.  Executive Compensation, Item 12.  Beneficial Ownership of Securities, and Item 13.  Certain Relationships and Related Transactions

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth, as of March 1, 2003, the names of, and certain information regarding, the directors of Community Valley Bancorp.

Name and Title Other than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years

M. Robert Ching, M.D.	57	2002	Orthopedic surgeon.

Eugene B. Even	75	2002	Retired.

John D. Lanam	68	2002	Retired. Former attorney and senior partner of McKernan, Lanam, Bakke, Benson & Bodney, a law firm.

Donald W. Leforce Chairman of the Board	55	2002	President and former Secretary/Treasurer of Compass Equipment, Inc., a mining and heavy equipment manufacturing corporation.

Ellis L. Matthews	68	2002	Retired. Former certified public accountant and senior partner of Matthews & Hutton, an accountancy firm.

Robert L. Morgan, M.D.	74	2002	Retired.

James S. Rickards Secretary	52	2002	Real estate broker associated with Century 21 Select since April, 2000. Former broker associate with Prudential California

Keith C. Robbins President/CEO	61	2002	President and Chief Executive Officer of the Bank.

Gary B. Strauss, M.D. Vice Chairman	72	2002	Retired.

Hubert I. Townshend	66	2002	Semi-retired. Involved in general engineering, contracting and equipment rental. Past partner of S&T Logging Co. Inc.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers(1) of Community Valley Bancorp acting within their capacities as such.  There are no family relationships between any of the directors of Community Valley Bancorp.  No director of Community Valley Bancorp serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

(1)          As used in this statement, the term “executive officer” of Community Valley Bancorp includes the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer.

Compensation of Directors

During 2002, directors, other than Mr. Robbins, received a base fee of $525.00 per month for serving as directors (provided the director attends 75% of the meetings) and received additional fees for chairing meetings and attending meetings.  Mr. Robbins also received a base fee of $525.00 per month for serving as a director.  Community Valley Bancorp’s Chairman of the Board also received an additional $300 per month for serving as the Chairman.  Any director, other than Mr. Robbins, who chaired a Board of Directors or committee meeting which met during the month received an additional $50.00 per month for serving as the chairman.  In addition, directors, other than Mr. Robbins, but including the chairman, who attended any Board meeting also received an additional $315.00 per Board of Directors meeting attended.  Directors, other than Mr. Robbins, but including the chairman of any committee, who attended any committee meeting held at the same gathering as a Board of Director’s meeting (other than one committee meeting held concurrently with the Board meeting) also received an additional $50.00 per committee meeting attended.  Directors, other than Mr. Robbins, but including the chairman of any committee, who attended any other committee meeting received $210 per committee meeting attended.  In addition, if any Board of Directors or committee meeting extended beyond three hours, directors, other than Mr. Robbins, received an additional $105.00 per hour for each hour the meeting extended over three hours, subject to a maximum additional $210.00 per meeting.  Directors, other than Mr. Robbins, who traveled to a Board of Directors or committee meeting held outside the town of the director’s residence received an additional $15.00 travel fee per meeting and all other travel in connection with the Board of Director’s or Community Valley Bancorp’s activities was compensated at $.31 per mile.

During 2003, directors, other than Mr. Robbins, will receive a base fee of $800.00 per month for service as directors (provided the director attends 75% of the meetings) and will receive additional fees for chairing meetings and attending meetings.  Mr. Robbins will also receive a base fee of $800.00 per month for serving as a director.  Community Valley Bancorp’s Chairman of the Board will also receive an additional $500 per month for serving as the Chairman.  Any director, other than Mr. Robbins, who chairs a Board of Directors or committee meeting which meets during the month receives an additional $50.00 per month for serving as the chairman.  In addition, directors, other than Mr. Robbins, but including the chairman, who attend any Board meeting also receive an additional $315.00 per Board of Directors meeting attended.  Directors, other than Mr. Robbins, but including the chairman of any committee, who attend any committee meeting held at the same gathering as a Board of Director’s meeting (other than one committee meeting held concurrently with the Board meeting) also receive an additional $50.00 per committee meeting attended.  Directors, other than Mr. Robbins, but including the chairman of any committee, who attend any other committee meeting receive $300 per committee meeting attended.  In addition, if any Board of Directors or committee meeting extends beyond three hours, directors, other than Mr. Robbins, receive an additional $105.00 per hour for each hour the meeting extends over three hours, subject to a maximum additional $210.00 per meeting.  Directors, other than Mr. Robbins, who travel to a Board of Directors or committee meeting held outside the town of the director’s residence receive an additional $15.00 travel fee per meeting and all other travel in connection with the Board of Director’s or Community Valley Bancorp’s activities is compensated at $.31 per mile.

In May, 1997, each director of Community Valley Bancorp received a stock option under Community Valley Bancorp’s 1997 Stock Option Plan to acquire 9,898 shares of common stock, post the three 4-for-3 stock splits.  The exercise price for these shares is $6.18 per share, post the three 4-for-3 stock splits.  The options are for a term of ten years expiring in May, 2007 and are 100% vested.  In addition, in May, 2000, each director of Community Valley Bancorp, other than Mr. Robbins, received a stock option under Community Valley Bancorp’s 2000 Stock Option Plan to acquire 10,000 shares of common stock, post the 4-for-3 stock split.  The exercise price for these shares is $12.56 per share, post the 4-for-3 stock split.  The options are for a term of ten years expiring in May, 2010.  The vesting of the director options is 20% of the total option amount per year with the first 20% amount having vested in May, 2001.

Director Retirement Agreements

In April, 1998, each director of Community Valley Bancorp, other than Mr. Robbins, entered into a Director Retirement Agreement which provides for the payment of a monthly retirement benefit for a period of sixty months based upon an individualized vesting schedule which takes into account the years of service as a director and each director’s individual retirement age.  The agreement also pays in the event of a change in control of Community Valley Bancorp or disability or death of the director.  The vesting schedule provides for a maximum payment of $500 per month.

Director Deferred Fee Agreements

Directors of Community Valley Bancorp have the option of participating in Community Valley Bancorp’s Director Deferred Fee Program.  Pursuant to the Director Deferred Fee Program, directors make an initial deferral election by filing with Community Valley Bancorp a signed election form which sets forth the amount of the director’s fees to be deferred.  Community Valley Bancorp then establishes a Deferral Account on its books for the director and credits to the Deferral Account the fees deferred by the director and interest on the account balance at a rate equal to Community Valley Bancorp’s prime lending rate as of December 31 of the previous year plus one-half percent compounded each December 31 and assuming all deferrals have been made as of January 1 of such year.  The Deferral Account is not a trust fund of any kind and the director is a general unsecured creditor of Community Valley Bancorp for the payment of the benefits.  Benefits under the Director Deferred Fee Program are payable upon the director’s termination of service.  The amount of benefit payable is the Deferral Account balance at the date of termination of service.  This amount shall be paid to the director in 120 monthly installments commencing on the first day of the month following the director’s termination of service.  Dr. Ching and Mr. Leforce have each entered into Director Deferred Fee Agreements with Community Valley Bancorp.

Director Emeritus Plan

During 2001, Community Valley Bancorp also established a Directors Emeritus Plan.  Those directors who have served ten or more consecutive years as an outside director and any outside directors who have served five or more consecutive years as an outside director and immediately prior thereto served five or more years as an inside director, are eligible to participate in the Directors Emeritus Plan.  Each Director Emeritus will be a five year position or until a Director Emeritus shall sell a majority of his or her ownership in Community Valley Bancorp.  Directors Emeritus will receive a monthly fee equal to a percent of the base director fee they were receiving for serving as a director at the time they became Director Emeritus.  For the first year, they shall receive 90%, for the second year, they shall receive 80%, for the third year, they shall receive 60%, for the fourth year, they shall receive 50%, and for the fifth year, they shall receive 40%.  In the event of any merger, consolidation of acquisition where Community Valley Bancorp is not the surviving entity, the Director Emeritus Plan shall remain in full force and effect; provided, however, the resulting corporation may elect to pay the Director Emeritus a lump sum amount in cash equal to 50% of the remaining benefits due the Director Emeritus.

Executive Officers

The following table sets forth information, as of April 1, 2003, concerning executive officers of Community Valley Bancorp:

Name	Age	Position and Principal Occupation For the Past Five Years

Keith C. Robbins	61	President and Chief Executive Officer of Community Valley Bancorp.
John F. Coger	53	Executive Vice President and Chief Financial Officer of Community Valley Bancorp.

Item 11. Executive Compensation

The persons serving as the executive officers of Community Valley Bancorp received during 2002, and are expected to continue to receive in 2003, cash compensation in their capacities as executive officers of Community Valley Bancorp.

The following Summary Compensation Table indicates the compensation of Community Valley Bancorp’s executive officers.

Summary Compensation Table

						Long Term Compensation
Annual Compensation						Awards		Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARS	LTIP Payouts ($)	All Other Compen- sation ($)(2)(3)
Keith C Robbins President and Chief Executive Officer	2002	$216,121	(1)	$230,159	0	0		0	$17,242
	2001	$175,253	(1)	$173,027	0	0		0	$13,122
	2000	$165,690	(1)	$151,736	0	0	10,000 options	0	$18,389
John F Coger Executive Vice President and Chief Financial Officer	2002	$135,644		$185,012	0	0		0	$10,255
	2001	$104,060		$133,703	0	0		0	$9,452
	2000	$98,170		$117,250	0	0	10,000 options	0	$15,127

(1)          Includes $6,300 in directors fees

(2)          This amount represents Community Valley Bancorp’s contribution under Community Valley Bancorp’s Employee Stock Ownership Plan, and the cost of premiums for excess medical, dental and life insurance

(3)          This amount does not include Community Valley Bancorp’s contribution under Community Valley Bancorp’s Employee Stock Ownership

Plan as such amount has not yet been determined.

Option/SAR Exercises and Year-End Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Value

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options/SARs at Year-End ($) Exercisable/ Unexercisable)
			Options Only	Options Only

Keith C Robbins	-0-	-0-	13,542/6,000	$167,620/$47,040

			Options Only	Options Only

John F Coger	-0-	-0-	4,000/6,000	$31,360/$47,040

Mr. Robbins has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2004.  In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract.  Mr. Robbins’ annual salary is currently fixed at $224,508 and may be renegotiated.  Under the terms of the employment contract, Mr. Robbins is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria.  In the past, in the event Community Valley Bancorp attained the minimum 10% return on equity, as well as other criteria, a bonus pool was established in an amount equal to 30% of the amount in excess of the 10% return on equity.  Mr. Robbins was entitled to incentive compensation in the amount of 36.67% of the bonus pool.  In the future, in the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 21.5% of the amount in excess of the 10% return on equity.  Mr. Robbins will be entitled to incentive compensation in the amount of 38.45% of the bonus pool.  Mr. Robbins’ employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days.  In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Robbins in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Robbins has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $125,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”).  In the event of disability while Mr. Robbins is actively employed prior to Retirement Age, he will have the option to take the $125,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy.  In the event Mr. Robbins dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $125,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death.  In the event of termination without cause, early retirement, or voluntary termination, Mr. Robbins shall receive $125,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Robbins terminates employment and attains age 65.  In the event Mr. Robbins is terminated for cause he will forfeit any benefits from the salary continuation agreement.

Mr. Robbins has an Executive Supplemental Retirement Plan Agreement that provides him with the option of deferring a portion of his salary.  Mr. Robbins has elected to defer $20,000 per year.  Community Valley Bancorp has established a Deferral Account on its books for Mr. Robbins and credits to the Deferral Account the fees deferred by Mr. Robbins and interest on the account balance at a rate equal to Community Valley Bancorp’s prime lending rate as of December 31 of the previous year plus one-half percent compounded each December 31 and assuming all deferrals have been made as of January 1 of such year.  In addition, Community Valley Bancorp has purchased an annuity for protection of the benefits.  All earnings received above Community Valley Bancorp’s normal anticipated after tax return earnings on the annuity and the cost of an insurance policy related to this benefit are also credited to Mr. Robbins’ Deferral Account.  The Deferral Account is not a trust fund of any kind and Mr. Robbins is a general unsecured creditor of Community Valley Bancorp for the payment of the benefits.  Benefits under the Supplemental Retirement Plan Agreement are payable upon Mr. Robbins’ termination of service.  Upon Mr. Robbins’ retirement at age 65, he will be entitled to the Deferral Account balance in one hundred eighty (180) monthly installments beginning on the first day of the month following his retirement, unless Mr. Robbins elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.  If Mr. Robbins retires or terminates service prior to the age of 65, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in one hundred eighty (180) monthly installments beginning on the first day of month following his attaining age 65, unless Mr. Robbins elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.  If termination of service occurs due to disability, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in one hundred eighty (180) monthly installments beginning on the first day of month following his disability, unless Mr. Robbins elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.  If termination of service occurs due to a change in control of Community Valley Bancorp, Community Valley Bancorp shall credit Mr. Robbins’ Deferral Account with the entire amount that Mr. Robbins would have deferred for the entire deferral period, and the amount of benefit shall be paid to Mr. Robbins within 30 days of the change in control.  If Mr. Robbins suffers hardship, Community Valley Bancorp may distribute to him all or a portion of the Deferral Account balance as necessary to relieve the financial hardship.  Finally, if termination of service occurs due to Mr. Robbins’ death, Community Valley Bancorp shall credit Mr. Robbins’ Deferral Account with the entire amount that Mr. Robbins would have deferred for the entire deferral period utilizing the proceeds from the insurance policy which Community Valley Bancorp purchased in connection with this agreement.  The amount shall be paid in one hundred eighty (180) monthly installments beginning on the first day of the month following his death.  Interest accrues on all amounts deferred until final payment.

Mr. Coger has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2004.  In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract.  Mr. Coger’s annual salary is currently fixed at $145,139 and may be renegotiated.  Under the terms of the employment contract, Mr. Coger is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria.  In the past, in the event Community Valley Bancorp attained the minimum 10% return on equity, as well as other criteria, a bonus pool was established in an amount equal to 30% of the amount in excess of the 10% return on equity.  Mr. Coger was entitled to incentive compensation in the amount of 28.33% of the bonus pool.  In the future, in the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 21.5% of the amount in excess of the 10% return on equity.  Mr. Coger will be entitled to incentive compensation in the amount of 29.33% of the bonus pool.  Mr. Coger’s employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days.  In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Coger in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Coger has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $100,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”).  In the event of disability while Mr. Coger is actively employed prior to Retirement Age, he will have the option to take the $100,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy.  In the event Mr. Coger dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $100,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death.  In the event of termination without cause, early retirement, or voluntary termination, Mr. Coger shall receive $100,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Coger terminates employment and attains age 65.  In the event Mr. Coger is terminated for cause he will forfeit any benefits from the salary continuation agreement.

Mr. Coger has an Executive Supplemental Retirement Plan Agreement that provides him with the option of deferring a portion of his salary.  Mr. Coger has elected to defer $10,000 per year.  Community Valley Bancorp has established a Deferral Account on its books for Mr. Coger and credits to the Deferral Account the fees deferred by Mr. Coger and interest on the account balance at a rate equal to Community Valley Bancorp’s prime lending rate as of December 31 of the previous year plus one-half percent compounded each December 31 and assuming all deferrals have been made as of January 1 of such year.  In addition, Community Valley Bancorp has purchased an annuity for protection of the benefits.  All earnings received above Community Valley Bancorp’s normal anticipated after tax return earnings on the annuity and the cost of an insurance policy related to this benefit are also credited to Mr. Coger’s Deferral Account.  The Deferral Account is not a trust fund of any kind and Mr. Coger is a general unsecured creditor of Community Valley Bancorp for the payment of the benefits.  Benefits under the Supplemental Retirement Plan Agreement are payable upon Mr. Coger’s termination of service.  Upon Mr. Coger’s retirement at age 65, he will be entitled to the Deferral Account balance in one hundred eighty (180) monthly installments beginning on the first day of the month following his retirement, unless Mr. Coger elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.  If Mr. Coger retires or terminates service prior to the age of 65, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in two hundred forty (240) monthly installments beginning on the first day of month following his attaining age 65, unless Mr. Coger elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.  If termination of service occurs due to disability, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in two hundred forty (240) monthly installments beginning on the first day of month following his disability, unless Mr. Coger elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.  If termination of service occurs due to a change in control of Community Valley Bancorp, Community Valley Bancorp shall credit Mr. Coger’s Deferral Account with the entire amount that Mr. Coger would have deferred for the entire deferral period, and the amount of benefit shall be paid to Mr. Coger within 30 days of the change in control.  If Mr. Coger suffers hardship, Community Valley Bancorp may distribute to him all or a portion of the Deferral Account balance as necessary to relieve the financial hardship.  Finally, if termination of service occurs due to Mr. Coger’s death, Community Valley Bancorp shall credit Mr. Coger’s Deferral Account with the entire amount that Mr. Coger would have deferred for the entire deferral period utilizing the proceeds from the insurance policy which Community Valley Bancorp purchased in connection with this agreement.  The amount shall be paid in two hundred forty (240) monthly installments beginning on the first day of the month following his death.  Interest accrues on all amounts deferred until final payment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Management of Community Valley Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of common stock, except as set forth in the table below.  The following table sets forth, as of March 1, 2003, the number and percentage of shares of outstanding common stock beneficially owned, directly or indirectly, by each of Community Valley Bancorp’s directors and principal shareholders and by the directors and officers of Community Valley Bancorp as a group.  The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which the director, principal shareholder or officer has sole or shared votin`g or investment power and shares which such person has the right to acquire within 60 days of March 1, 2003.  Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned.  Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of Community Valley Bancorp.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Directors and Named Officers:
M. Robert Ching, M.D.	76,241	(2)	2.8
John F. Coger	66,973	(3)	2.5
Eugene B. Even	48,494	(4)	1.8
John D. Lanam	63,558	(5)	2.3
Donald W. Leforce	76,744	(6)	2.8
Ellis L. Matthews	45,189	(7)	1.7
Robert L. Morgan, M.D.	109,105	(8)	4.0
James S. Rickards	66,897	(9)	2.5
Keith C. Robbins	78,668	(10)	2.9
Gary B. Strauss, M.D.	118,641	(11)	4.4
Hubert I. Townshend	89,839	(12)	3.3

Principal Shareholder
Butte Community Bank ESOP	138,612	(13)	5.1
Schmelke Family Trust	140,133	(14)	5.2

All Directors and Officers as a Group (11 in all)	840,349		29.8

(1)                                  Includes shares subject to options held by each director and the directors and officers as a group that are exercisable within 60 days of March 1, 2003.  These are treated as issued and outstanding for the purpose of computing the percentage of each director and the directors and officers as a group but not for the purpose of computing the percentage of class of any other person.

(2)                                  Dr. Ching has shared voting and investment powers as to 19,000 of these shares and has 13,898 shares acquirable by exercise of stock options.

(3)                                  Mr. Coger has shared voting and investment powers as to 47,105 of these shares and has 4,000 shares acquirable by exercise of stock options.

(4)                                  Mr. Even has 4,000 shares acquirable by exercise of stock options.

(5)                                  Mr. Lanam has shared voting and investment powers as to 40,124 shares and has 12,209 shares acquirable by exercise of stock options.

(6)                                  Mr. Leforce has shared voting and investment powers as to 60,424 shares and has 13,898 shares acquirable by exercise of stock options.

(7)                                  Mr. Matthews has shared voting and investment powers as to 21,193 shares and has 13,898 shares acquirable by exercise of stock options.

(8)                                  Dr. Morgan has 13,898 shares acquirable by exercise of stock options.

(9)                                  Mr. Rickards has shared voting and investment powers as to 42,386 shares and has 11,413 shares acquirable by exercise of stock options.

(10)                            Mr. Robbins has shared voting and investment powers as to 28,596 shares and has 13,542 shares acquirable by exercise of stock options.

(11)                            Dr. Strauss has shared voting and investment powers as to 82,272 shares and has 13,898 shares acquirable by exercise of stock options.

(12)                            Mr. Townshend has 13,542 shares acquirable by exercise of stock options.

(13)                            Butte Community Bank ESOP’s address is c/o Butte Community Bank, 2041 Forest Avenue, Chico, California 95928.

(14)                            The Schmelke Family Trust’s address is c/o Butte Community Bank, 2041 Forest Avenue, Chico, California 95928.

Item 13.  Certain Relationships and Related Transactions

Some of the directors and officers of Community Valley Bancorp and the companies with which they are associated are customers of, or have had banking transactions with, Community Valley Bancorp in the ordinary course of Community Valley Bancorp’s business, and Community Valley Bancorp expects to have banking transactions with such persons in the future.  In the opinion of Community Valley Bancorp’s management, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 28, 2003	COMMUNITY VALLEY BANCORP
a California corporation

	By:	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By:	/s/ John F. Coger
John F. Coger
Executive Vice President and Chief Financial Officer

Certifications:  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith C. Robbins, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Community Valley Bancorp;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	By:	/s/ Keith C. Robbins

Keith C. Robbins, President, Chief Executive Officer

I, John F. Coger, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Community Valley Bancorp;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	By:	/s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer