Form 10-Q
period 2003-06-30
COMMUNITY VALLEY BANCORP
filed 2003-08-13
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   June 30, 2003

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

No par value Common Stock – 2,706,864 shares outstanding at July 31, 2003.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands)

June 30, 2003

December 31, 2002

ASSETS

Cash and due from banks	$18,565	$15,621
Federal funds sold	74,300	57,410
Interest-bearing deposits in banks	6,638	4,061
Investment securities (market value of $2,461 at June 30, 2003 and $3,438 at December 31, 2002)	2,410	3,387
Loans held for sale	4,611	7,912
Loans, less allowance for loan losses of $3,277 at June 30, 2003 and $3,007 at December 31, 2002	241,716	229,699
Bank premises and equipment, net	6,860	6,653
Accrued interest receivable and other assets	13,982	12,492
	$369,082	$337,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$68,951	$62,889
Interest bearing	260,062	235,092
Total deposits	329,013	297,981

Employee stock ownership plan note payable	742	732
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	8,000	8,000

Accrued interest payable and other liabilities	4,125	5,141

Total liabilities	341,880	311,854

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 2,692,278 shares at June 30, 2003 and 2,700,339 shares at December 31, 2002	6,935	6,660
Unearned ESOP shares (65,458 shares at June 30, 2003 and 65,437 shares at December 31, 2002, at cost)	(906)	(852)

Retained earnings	21,173	19,559

Accumulated other comprehensive income (Note 3)	0	14

Total shareholders’ equity	27,202	25,381
	$369,082	$337,235

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the periods ended June 30,
	Three months		Six Months

(In thousands, except per share data)

2003

2002

2003

2002

Interest income:
Interest and fees on loans	$4,871	$4,170	$9,645	$8,394
Interest on Federal funds sold	199	148	381	288
Interest on deposits in banks	49	14	90	24
Interest and dividends on investment securities:
Taxable	26	20	62	36
Exempt from Federal income taxes	19	26	38	54
Dividends		1

Total interest income	5,164	4,379	10,216	8,796
Interest expense:
Interest on deposits	1,019	1,157	2,032	2,487
Interest on long-term debt	112	10	250	20
Total interest expense	1,131	1,167	2,282	2,507

Net interest income	4,033	3,212	7,934	6,289

Provision for loan losses	120	150	270	253
Net interest income after provision for loan losses	3,913	3,062	7,664	6,036

Non-interest income	1,383	1,256	2,566	3,315

Non-interest expense:
Salaries and employee benefits	1,945	1,362	3,886	2,823
Occupancy	204	169	376	306
Furniture and equipment	233	238	473	411
Other expense	950	954	1,816	2,947
Total non-interest expense	3,332	2,723	6,551	6,487

Income before income taxes	1,964	1,634	3,679	2,864

Income taxes	848	662	1,526	639

Net income	$1,116	$972	$2,153	$2,225

Basic earnings per share (Note 2)	$.42	$.38	$.81	$.87
Diluted earnings per share (Note 2)	$.40	$.36	$.78	$.82

Cash dividends per share of issued and outstanding common stock	$.10	$.075	$.10	$.075

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

	Common Stock		Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income

	Shares	Amount

Balance, January 1, 2002	2,648,389	$6,131	$(902)	$15,592		$20,821

Comprehensive income (Note 3):
Net income				4,849		4,849	$4,849
Other comprehensive gain except unrealized gain					$14	14	14
Total comprehensive income							$4,863

Exercise of stock options and related tax benefit	36,962	426				426
Earned ESOP shares		108	50			158
Cash dividends- $.33 per share				(882)		(882)
Cash in lieu of fractional shares in four-for-three stock split		(5)				(5)

Balance, December 31, 2002	2,685,351	6,660	(852)	19,559	14	25,381

Comprehensive income (Note 3):
Net income				2,153		2,153	$2,153
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investment securities					(14)		(14)

Total comprehensive income							$2,139

Exercise of stock options and related tax benefit	14,988	216				216
Earned ESOP shares		59	24			83
Shares acquired by ESOP			(78)			(78)
Cash dividends declared				(539)		(539)

Balance, June 30, 2003	2,700,339	$6,935	$(906)	$21,173	$0	$27,202

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)
For the six months ended June 30,	2003	2002

Cash flows from operating activities:
Net income	$2,153	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	270	253
Deferred loan origination costs, net	(50)	(62)
Depreciation and amortization	497	311
Net decrease in loans held for sale	3,301	2,208
(Increase) decrease in cash surrender value of life insurance	(1,705)	102
Compensation expense on cashless exchange of stock options		79
Loss on sale of other real estate		13
Deferred Taxes		977
Non-cash compensation expense associated with the ESOP	83
Decrease (increase) in accrued interest receivable and other assets	367	(1,707)
Decrease in accrued interest payable and other liabilities	(1,017)	(523)
Gain on disposition of Bank premises and equipment	(1)	(160)

Net cash provided by operating activities	3,898	3,716

Cash flows from investing activities:

Increase in interest-bearing deposits in banks	(2,577)	(792)
Proceeds from called held-to-maturity investment securities	2,200	250
Purchase of held-to-maturity investment securities	(1,311)	(562)
Purchases of bank premises and equipment	(748)	(1,184)
Proceeds from sale of bank premises and equipment	32
Net increase in loans	(12,237)	(16,039)

Net cash (used in) provided by investing activities	(14,641)	(18,327)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$27,720	$25,216
Net (increase) decrease in time deposits	3,312	(17,103)
Proceeds from repayment of ESOP loan, net	10	(59)
Payment of cash dividends	(538)	(398)
Exercise of stock options	151	86
Purchase of unearned ESOP shares	(78)

Net cash provided by financing activities	30,577	7,742

Increase (decrease) in cash and cash equivalents	19,834	(6,869)

Cash and cash equivalents at beginning of year	73,031	49,672

Cash and cash equivalents at end of period	$92,865	$42,803

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

The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank, and CVB Trust I. All significant inter-company balances and transactions have been eliminated in consolidation.  The results of operations for the three and six month periods ended June 30, 2003 may not necessarily be indicative of the operating results for the full year 2003.

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (2,628,336 and 2,626,803 shares for the three and six month periods ended June 30, 2003 and 2,588,869 and 2,584,083 shares for the three and six month periods ended June 30, 2002).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (146,415 and 139,796 shares for the three and six month periods ended June 30, 2003 and 139,957 and 135,688 shares for the three and six month periods ended June 30, 2002).  Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income or loss.  Other comprehensive income or loss, net of taxes, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes.

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

	Three Months Ended
	June 30, 2003	June 30, 2002

Net earnings as reported	$1,116,709	$972,415

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(64,512)	(68,467)

Pro forma net income	$1,052,197	$903,948

Basic earnings per share - as reported	$0.42	$0.38

Basic earnings per share - pro forma	$0.40	$0.35

Diluted earnings per share - as reported	$0.40	$0.36

Diluted earnings per share - pro forma	$0.38	$0.34

	Six Months Ended
	June 30, 2003	June 30, 2002

Net earnings as reported	$2,153,484	$2,225,549

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(129,024)	(136,934)

Pro forma net income	$2,024,461	$2,088,615

Basic earnings per share - as reported	$0.82	$0.86

Basic earnings per share - pro forma	$0.77	$0.81

Diluted earnings per share - as reported	$0.78	$0.82

Diluted earnings per share - pro forma	$0.74	$0.78

5.  ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements.  The remaining provisions of this Statement incorporate the FASB’s intention to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement concludes the first phase of the FASB’s redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  In management’s opinion, adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for June 30, 2003 and December 31, 2002 and income and expense accounts for the three and six month periods ended June 30, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank and CVB Trust I.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates seven full service offices within its primary service areas of Butte and Sutter Counties.  The Bank also maintains a Loan Production Office in Roseville. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

Overview

The Company recorded net income of $1,116,000 for the quarter ended June 30, 2003, which was a 15% increase from the $972,000 reported for the same period of 2002.  Diluted earnings per share for the second quarter of 2003 were $0.40, compared to the $0.36 recorded in the second quarter of 2002.  The annualized return on average equity (ROAE) and the return on average assets (ROA) for the second quarter of 2003 were 16.62% and 1.25%, respectively, as compared to 17.19% and 1.41%, respectively, for the same period in 2002.

Net income for the six months ended June 30, 2003 was $2,153,000 (down 3.2%) compared to the $2,225,000 recorded in the first six months of 2002. The primary reason for the decline in net income is the net increase in tax expense of $887,000.  The Company realized a net credit of $23,000 for the first quarter of 2002 due to the tax-free proceeds from key man insurance policies the Bank received in March of 2002 as a result of the death of the Company’s Chief Operating Officer.

Total assets of the Company increased by $31,874,000 or (9.4%) from December 31, 2002 to $369,082,000 at June 30, 2003.  Net loans totaled $241,716,000, up $12,017,000 (5.2%) from the ending balances on December 31, 2002.  Deposit balances at June 30, 2003 totaled $329,013,000, up $31,032,000 (10.4%) from December 31, 2002.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)	2003	2002	2003	2002

Net interest income	$4,033	$3,212	$7,934	$6,289
Provision for loan losses	(120)	(150)	(270)	(253)
Non-interest income	1,383	1,295	2,566	3,315
Non-interest expense	(3,332)	(2,723)	(6,551)	(6,487)
(Provision for) benefit from income taxes	(848)	(662)	(1,526)	(639)

Net income	$1,116	$972	$2,153	$2,225

Average total assets (In millions)	$360.9	$275.6	$346.3	$271.4
Net income (annualized) as a percentage of average total assets	1.25%	1.41%	1.24%	1.64%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.01% for the three months ended June 30, 2003 and 5.08% for the six months ended June 30, 2003.  Net interest income increased $820,000 (25.6%) for the second quarter of 2003 compared to the same period in 2002.  Net interest income increased $1,645,000 (26.2%) for the six months ended June 30, 2003 over the same period in 2002.   The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth together with the decrease in the interest rates paid on deposits.

Interest expense was $36,000 (3.1%) lower in the second quarter of 2003 versus the prior year period. The average balances of interest bearing liabilities were $59,466,000 (20.6%) higher in the second quarter of 2003 versus the same quarter in 2002. Even though the interest bearing balances increased, rates paid on these liabilities decreased 57 basis points on a quarter over quarter basis.     Interest expense was $225,000 (9.6%) lower in the six month period ended June 30, 2003 versus the prior year period.  The average balances of interest bearing liabilities were $54,433,000 (26.8%) higher in the six-month period ended June 30, 2003 versus the same period in 2002.  Rates paid on interest bearing liabilities decreased 70 basis points on a year over year basis.  The reason for this decrease was the ability of management to change the mix of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and to lower the average cost of certificates of deposit as higher cost deposits were re-priced in a lower rate environment.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets (Unaudited)

Three Months Ended June 30,	2003			2002
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$246,939	$4,871	7.91%	$207,092	$4,170	8.08%
Taxable investment securities	1,812	26	5.76%	1,232	20	6.51%
Tax-exempt investment securities (2)	975	19	7.82%	2,083	27	5.20%
Federal funds sold	67,480	199	1.18%	34,760	148	1.71%
Investments in time deposits	5,884	49	3.34%	948	14	5.93%
Total earning assets	323,090	5,164	6.41%	246,115	4,379	7.14%
Cash & due from banks	14,681			12,807
Other assets	23,112			16,729
	$360,884			$275,651

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$145,708	370	1.03%	$95,691	296	1.24%
Savings	21,678	26.49%		19,533	50	1.03%
Time deposits	87,836	623	2.88%	88,485	811	3.68%
Other borrowings	8,756	112	5.19%	803	10	4.99%
Total interest bearing liabilities	263,978	1,131	1.72%	204,512	1,167	2.29%
Demand deposits	61,715			44,232
Other liabilities	8,265			4,228
Total liabilities	333,958			252,972
Shareholders’ equity	26,926			22,679
	$360,884			$275,651
Net interest income & margin (3)		$4,033	5.01%		$3,212	5.23%

(1)   Loan interest includes loan fees of $437,000 and $527,000 during the three months ended June 30, 2003 and June 30, 2002, respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)   Average yield is calculated based on actual days in quarter (91 for June 30, 2003 and June 30, 2002) and annualized to actual days in year (365 for 2003 and 2002).

Six Months Ended June 30,	2003			2002
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$243,065	$9,645	8.00%	$205,283	$8,328	8.18%
Taxable investment securities	2,041	61	6.03%	1,137	34	6.03%
Tax-exempt investment securities (2)	1,027	38	7.46%	2,085	52	5.03%
Federal funds sold	63,689	381	1.21%	33,704	288	1.72%
Investments in time deposits	5,284	90	3.43%	795	24	6.09%
Total earning assets	315,106	10,215	6.54%	243,004	8,726	7.24%
Cash & due from banks	14,297			12,368
Other assets	22,169			15,918
	$351,572			$271,290

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$141,325	728	1.04%	$90,237	551	1.23%
Savings	21,108	63.60%		18,448	90.98%
Time deposits	86,177	1,242	2.91%	93,462	1,846	3.98%
Other borrowings	8,745	250	5.76%	775	20	5.20%
Total interest bearing liabilities	257,355	2,283	1.79%	202,922	2,507	2.49%
Demand deposits	62,163			43,011
Other liabilities	5,561			3,271
Total liabilities	325,079			249,204
Shareholders’ equity	26,493			22,086
	$351,572			$271,290
Net interest income & margin (3)		$7,932	5.08%		$6,912	5.16%

(1)          Loan interest includes loan fees of $917,000 and $878,000 during the six months ended June 30, 2003 and June 30, 2002, respectively.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          Net interest margin is computed by dividing net interest income by total average earning assets.

(4)          Average yield is calculated based on actual days in period (181 for June 30, 2003 and June 30, 2002) and annualized to actual days in year (365 for 2003 and 2002).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2003 net interest income has increased $821,000 over the same time period in 2002.  Interest income from earning assets has increased by $785,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,009,000 while interest income from changes in rates has decreased by $224,000.  Interest expense for the second quarter of 2003 was $36,000 less than the same time period in 2002.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, as well as the addition of interest expense related to the trust preferred securities, have resulted in a net increase of interest expense of $253,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $289,000.   On a year-to-date basis through June 30, 2003, net interest income has increased $1,713,000 over the same time period in 2002.  Interest income from earning assets has increased by $1,489,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,926,000 while interest income from changes in rates has decreased by $437,000.  Interest expense for the six month period was $224,000 less than the same time period in 2002.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, as well as the addition of interest expense related to the trust preferred securities, have resulted in a net increase of interest expense of $387,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $611,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Three Months Ended June 30, 2003 over 2002
Increase (decrease) due to change in:	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$802	$(101)	$701
Taxable investment securities	9	(3)	6
Tax exempt investment securities (2)	(14)	6	(8)
Federal funds sold	139	(88)	51
Investment in time deposits	73	(38)	35
Total	1,009	(224)	785

Interest-bearing liabilities:
Demand deposits	155	(81)	74
Savings deposits	5	(29)	(24)
Time deposits	(6)	(182)	(188)
Other borrowings	99	3	102
Total	253	(289)	(36)
Interest differential	$756	$65	$821

(1)   The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)   The rate/volume variance has been included in the rate variance.

(In thousands) Six Months Ended June 30, 2003 over 2002
Increase (decrease) due to change in:	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,533	$(216)	$1,317
Taxable investment securities	27	0	27
Tax exempt investment securities (2)	(26)	12	(14)
Federal funds sold	256	(163)	93
Investment in time deposits	136	(70)	66
Total	1,926	(437)	1,489

Interest-bearing liabilities:
Demand deposits	312	(135)	177
Savings deposits	13	(40)	(27)
Time deposits	(144)	(460)	(604)
Other borrowings	206	24	230
Total	387	(611)	(224)
Interest differential	$1,539	$174	$1,713

(1)          The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income (Unaudited)

Three Months Ended June 30,	2003	% of Avg. Assets	2002	% of Avg. Assets

Service charges on deposit accounts	$264.28		$250.27
Loan servicing fees	374.40		145.20
Fees - alternative investment sales	61.08		76.12
Merchant fee income	45.04		72.12
Gain on the sale of loans	472.52		217.32
Other	167.20		535.80

Total non-interest income	$1,383	1.52	$1,295	1.83

Six Months Ended June 30,	2003	% of Avg. Assets	2002	% of Avg. Assets

Service charges on deposit accounts	$522.30		$494.36
Loan servicing fees	713.41		266.20
Fees - alternative investment sales	81.05		85.06
Merchant fee income	151.09		134.10
Gain on the sale of loans	766.44		442.33
Other	333.19		1,894	1.40

Total non-interest income	$2,566	1.48	$3,315	2.45

Non-interest income was up $88,000 (6.8%) to $1,383,000 for the three months ended June 30, 2003 as compared to $1,295,000 for the three months ended June 30, 2002.    Increases in non-interest income were realized in fees from service charges (up 5.6%), loan servicing fees (up 158%), and gain on sale of loans (up 118%).  The increase in service charge income was the result of additional deposit accounts opened during the second quarter.  The loan servicing income and the gain recognized on the sale of loans increased as a result of more loans being sold on the secondary market through FNMA (Fannie Mae) as many customers of the Company took advantage of low levels in mortgage financing rates.  Servicing fee increases were also realized in SBA (Small Business Administration) and FHMA (Farmers Home Administration) through their USDA (United States Department of Agriculture) Business and Industry program.  The Company retains the servicing of loans sold through these programs, which generates fee income.

For the six months ended June 30, 2003, non-interest income was down $749,000 (29%) to $2,566,000 as compared to the $3,315,000 total for the six months ended June 30, 2002.   The major reason for the decrease in non-interest income for this period can be attributed to the tax-free net proceeds from key man insurance policies the Bank received in March 2002 as a result of the death of the Company’s Chief Operating Officer.  All of the other components of the non-interest income showed gains with the exception of fees from alternative investment sales which was down 5%.  Increases were realized in service charges on deposit accounts (up 5.7%), loan servicing fees (up 168%), merchant fee income (up 12.7%), and gain on sale of loans (up 73%).

Non-interest Expense

Non-interest expense increased $608,000 (22.3%) to $3,331,000 in the second quarter of 2003 versus $2,723,000 in the second quarter of 2002.  On a quarter over quarter basis, full time equivalent employees increased by 16.  Salary and employee benefits increased $583,000 (42.8%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $35,000 (20.7%).  This increase in costs is associated with the opening of the North Paradise office and the move of the Magalia office into the Holiday Quality Foods market, and is related to building depreciation, utilities, janitorial services and property taxes.   Fixed asset expense was $233,000 in the second quarter of 2003 compared to $238,000 in the same period of 2002, representing a 2.1% decrease.   Other expenses decreased $4,000 (.4%) in the second quarter of 2003 versus the second quarter of 2002.

Non-interest expense for the six month period ended June 30, 2003 was $6,551,000 versus $6,487,000 for the same period in 2002.  Salaries and benefits increased by $1,063,000 (37.7%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  On a year over year basis, full time equivalent employees increased by 31.   Premises expense was up $70,000 (22.9%) from the first six months of 2002 to the first six months of 2003.  Fixed asset expense was up 62,000 (15.1%).  A portion of this increase relates to technology upgrades made to our core banking system such as the digital image processing system introduced in the first quarter of this year.  As with the quarter-to-quarter comparison, much of the increase in premise expense is related to the opening of the new North Paradise office and the move of the Magalia office to the Holiday Quality Foods market.  Other expenses decreased by $1,131,000 (38.4%).   As discussed in the non-interest income section, most of this decrease was attributable to the accelerated accrual of salary continuation plan benefits, in March 2002, associated with the death of the Company’s Chief Operating Officer that will be subsequently paid to his beneficiary.

Provision for Loan Losses

The Company provided $120,000 for loan and lease losses for the second quarter of 2003 as compared to $150,000 for the second quarter of 2002.  Net loan recoveries for the three months ended June 30, 2003 were $3,000 as compared to $1,000 in charge-offs for the three months ended June 30, 2002.   For the first six months of 2003, the Company made provisions for loan losses of $270,000.   This compares to the provision for loan losses of $253,000 for the first six months of 2002.

Provision for Income Taxes

The effective tax rate for the second quarter and first six months of 2003 was 43.2% and 41.4%, versus 40.5% and 22.3%, for the same period in 2002.  The lower effective tax rate for the first six months of 2002 was attributable to the tax-free net proceeds from key man insurance policies received as the result of the death of one of the Company’s executives.

Balance Sheet Analysis

The Company’s total assets were $369,082,000 at June 30, 2003 as compared to $337,235,000 at December 31, 2002, representing an increase of 9.4%.  The average balance of total assets for the six months ended June 30, 2003 was $351,572,000, which represents an increase of $80,137,000 (29.5%) over the $271,435,000 during the six-month period ended June 30, 2002.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2003, these principal areas accounted for approximately 22%, 29%, 31%, 10% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2002 was 21%, 35%, 28%, 8% and 8%.  These changes are consistent with the Company’s history of increased real estate construction activity during the summer months.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($4,815,000 or 9.9%), real estate construction ($11,944,000 or 18.5%) agricultural loans ($4,996,000 or 26.4%),and consumer ($723,000 or 3.7%) and a decrease in residential real estate ($10,243,000 or 14.2%).  Table Five below summarizes the composition of the loan portfolio as of June 30, 2003 and December 31, 2002.

Table Five: Loan Portfolio Composition (Unaudited)

(In thousands)	June 30, 2003	December 31, 2002
Commercial	$53,476	$48,661
Real estate:
Mortgage	71,814	82,057
Construction	76,509	64,565

Agriculture	23,931	18,935
Consumer	20,048	19,325
Total loans	245,778	233,543
Allowance for loan losses	(3,277)	(3,007)
Deferred loan fees, net	(786)	(837)
Total net loans	$241,715	$229,699

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

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville and Yuba City).  The Company also maintains loan production offices in the cities of Roseville and Redding.  Single-family residential construction is the primary lending product from the Roseville location serving the greater Sacramento area.  The primary focus of the loan production office in Redding is commercial loans with an emphasis on SBA and other government loan programs.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 60% of the Company’s loan portfolio at June 30, 2003, which reflects an improvement from the 62.8% concentration level at December 31, 2002.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of June 30, 2003 and December 31, 2002.  There were no loans past due 90 days or more and still accruing interest at June 30, 2003 or December 31, 2002.

Table Six:  Non-Performing Loans (Unaudited)

(In thousands)	June 30, 2003	December 31, 2002
Nonaccrual:
Commercial	67	134
Real estate	460	460
Consumer and other	75	—
Total non-performing loans	$835	$594

At June 30, 2003, non-performing loans and leases were .34% of total loans and leases.  The recorded investments in loans that were considered to be impaired totaled six loans with balances of $835,000 at June 30, 2003 and two loans with balances of $594,000 at December 31, 2002.  One of the seven impaired loans shown for June 30, 2003 had a U.S. Government guarantee for 90% of the loan balance which was $440,000.  On July 11, 2003 the entire balance of this loan was paid in full.  The remaining six loans have a very low potential for loss.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2003 or December 31, 2002.  Management is not aware of any potential problem loans, which were accruing and current at June 30, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $3,277,000 or 1.34% of total loans at June 30, 2003 and $3,007,000 or 1.29% at December 31, 2002.  Net charge-offs to average loans for the second quarter and year to date through June 30, 2003 are zero.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2003	2002	2003	2002

Average loans outstanding	$239,661	$215,108	$236,876	$210,515

Allowance for possible loan losses at beginning of period	$3,154	$2,496	$3,007	$2,397

Loans charged off:
Commercial	—
Real estate	—	—		(4)
Consumer	(1)	—	(4)
Total	(1)		(4)	(4)
Recoveries of loans previously charged off:
Commercial	—	1		1
Real estate	—	—
Consumer	4		4
Total	4	1	4	1
Net loan charge offs	3	1	—	(3)

Additions to allowance charged to operating expenses	120	150	270	253
Allowance for loan losses at end of period	$3,277	$2,647	3,277	2,647
Ratio of net charge-offs to average loans outstanding	.00%	.00%	.00%	.00%
Provision for possible loan losses to average loans outstanding	.05%	.07%	.11%	.12%
Allowance for loan losses to loans net of deferred fees at end of period	1.34%	1.20%	1.34%	1.20%

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

Other Real Estate

At June 30, 2003 and December 31, 2002, the Company did not have any other real estate (“ORE”) properties.

Deposits

At June 30, 2003, total deposits were $329,013,000 representing an increase of $31,032,000 (10.4%) over the December 31, 2002 balance of $297,981,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.075 per share on January 28, 2002, April 25, 2002, and July 26, 2002, $.08 per share on October 25, 2002, $.10 per share on January 23, 2003, and $.10 per share on April 24, 2003.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.  The per share amounts have been retroactively restated for the Company’s 4 for 3 stock split approved by the Board of Directors on August 20, 2002.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At June 30, 2003, shareholders’ equity was $27,202,000, representing an increase of $1,821,000 (7.2%) from $25,381,000 at December 31, 2002.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 12.6% at June 30, 2003 compared to 10.9% at December 31, 2002.  Tier 1 risk-based capital to risk-adjusted assets was 11.4% at June 30, 2003 and 9.7% at December 31, 2002.

Table Eight below lists the Company and the Bank capital ratios at June 30, 2003 and December 31, 2002, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At June 30, 2003	At December 31, 2002	Minimum Regulatory Requirement
Company

Leverage ratio	10.1%	10.4%	4.0%

Tier 1 Risk-Based Capital	12.6%	12.8%	4.0%

Total Risk-Based Capital	13.8%	14.0%	8.0%

Bank

Leverage ratio	9.22%	7.9%	4.0%

Tier 1 Risk-Based Capital	11.4%	9.7%	4.0%

Total Risk-Based Capital	12.6%	10.9%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at June 30, 2003 and December 31, 2002.  The Bank was considered “well-capitalized” by regulatory standards, at June 30, 2003 and December 31, 2002.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2003 and December 31, 2002 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2003	$ Change in NII from Current 12 Month Horizon December 31, 2002
Variation from a constant rate scenario
+200bp	$379	$111
- 200bp	$(1,752)	$(1,262)

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations.  Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.  In this simulation, the exposure to net interest income has increased due to a larger volume of assets maturing than liabilities and re-pricing at lower rates.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2003, and 2002.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at June 30, 2003 and December 31, 2002 were approximately $111,762,000 and $105,835,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2003, consolidated liquid assets totaled $106 million or 28.7% of total assets compared to $81.4 million or 24.1% of total assets on December 31, 2002.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2003.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $111,762,000 and $105,835,000 at June 30, 2003 and December 31, 2002, respectively.  As a percentage of net loans, these off-balance sheet items represent 45.3% and 46.1%, respectively.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)  Exhibits

Exhibit Number	Document Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On March 21, 2003, the Company filed a Report on form 8-K announcing a ten cent per share cash dividend for shareholders of record on April 2, 2003, payable April 24, 2003.

On June 24, 2003, the Company filed a Report on form 8-k announcing a ten cent per share Stock Dividend for shareholders of record on July 1, 2003, payable July 25, 2003.

On July 10, 2003, the Company filed a Report on form 8-k announcing the approval by the Board of Directors of the Company of a stock repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

August 11, 2003	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 11, 2003	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO