Form 10-Q
period 2003-09-30
COMMUNITY VALLEY BANCORP
filed 2003-11-14
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

No par value Common Stock — 2,712,380 shares outstanding at October 31, 2003.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except number of shares)

September 30,  2003

December 31, 2002

ASSETS

Cash and due from banks	$17,215	$15,621
Federal funds sold	44,905	57,410
Interest-bearing deposits in banks	7,727	4,061
Investment securities (market value of $3,177 at September 30, 2003 and $3,373 at December 31, 2002)	3,182	3,387
Loans held for sale	5,660	7,912
Loans, less allowance for loan losses of $3,473 at September 30, 2003 and $3,007 at December 31, 2002	267,450	229,699
Bank premises and equipment, net	7,625	6,653
Accrued interest receivable and other assets	24,441	12,492
	$378,205	$337,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$66,047	$62,889
Interest bearing	270,737	235,092
Total deposits	336,784	297,981

Employee stock ownership plan note payable	824	732
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	8,000	8,000

Accrued interest payable and other liabilities	4,138	5,141

Total liabilities	349,746	311,854

Commitments and contingencies

Shareholders’ equity:
Common stock — no par value; 20,000,000 shares authorized; issued and outstanding — 2,711,230 shares at September 30, 2003 and 2,685,351 shares at December 31, 2002	7,124	6,660
Unearned ESOP shares (68,327 shares at September 30, 2003 and 65,437 shares at December 31, 2002, at cost)	(1,006)	(852)

Retained earnings	22,336	19,559

Accumulated other comprehensive income	5	14

Total shareholders’ equity	28,459	25,381
	$378,205	$337,235

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the periods ended September 30,
	Three months		Nine Months

(In thousands, except per share data)

2003

2002

2003

2002

Interest income:
Interest and fees on loans	$5,308	$4,702	$14,953	$13,096
Interest on Federal funds sold	152	127	533	415
Interest on deposits in banks	55	22	145	46
Interest and dividends on investment securities:
Taxable	9	23	70	77
Exempt from Federal income taxes	0	17	38	54
Dividends	1	0	1	1

Total interest income	5,525	4,891	15,740	13,687

Interest expense:
Interest on deposits	964	1,107	2,996	3,594
Interest on long-term debt	111	11	361	31
Total interest expense	1,075	1,118	3,357	3,625

Net interest income	4,449	3,773	12,383	10,062

Provision for loan losses	210	150	480	403
Net interest income after provision for loan losses	4,239	3,623	11,903	9,659

Non-interest income	1,519	1,300	4,085	4,615

Non-interest expense:
Salaries and employee benefits	2,005	1,532	5,891	4,355
Occupancy	236	174	612	480
Furniture and equipment	284	231	757	642
Other expense	910	841	2,726	3,788
Total non-interest expense	3,435	2,778	9,986	9,265

Income before provision for income taxes	2,323	2,145	6,002	5,009

Provision for income taxes	889	853	2,415	1,492

Net income	$1,434	$1,292	$3,587	$3,517

Basic earnings per share	$.54	$.50	$1.36	$1.36
Diluted earnings per share	$.52	$.47	$1.29	$1.29

Cash dividends per share of issued and outstanding common stock	$.10	$.075	$.10	$.075

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

	Common Stock		Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Balance, January 1, 2002	2,648,389	$6,131	$(902)	$15,592		$20,821

Comprehensive income (Note 3):
Net income				4,849		4,849	$4,849
Other comprehensive income, net of tax
Unrealized gain in available-for-sale investment securities				$14	14		14

Total comprehensive income							$4,863

Exercise of stock options and related tax benefit	36,962	426				426

Earned ESOP shares		108	50			158
Cash dividends- $.33 per share				(882)		(882)
Cash in lieu of fractional shares in four-for-three stock split		(5)				(5)

Balance, December 31, 2002	2,685,351	6,660	(852)	19,559	14	25,381

Comprehensive income (Note 3):
Net income				3,587		3,587	$3,587
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investment securities					(9)	(9)	(9)

Total comprehensive income							$3,578

Exercise of stock options and related tax benefit	25,879	379				379
Earned ESOP shares		85	32			117
Shares acquired by ESOP			(186)			(186)
Cash dividends declared $.30 per share				(810)		(810)

Balance, September 30, 2003	2,711,230	$7,124	$(1,006)	$22,336	$5	$28,459

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)

For the nine months ended September 30,

2003

2002

Cash flows from operating activities:
Net income	$3,587	$3,517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	403
Deferred loan origination costs, net	224	5
Depreciation and amortization	671	576
Net decrease in loans held for sale	2,252	1,567
(Increase) decrease in cash surrender value of life insurance	(166)	53
Gain on disposition of Bank premises and equipment	(3)	(160)
Loss on sale of other real estate		13

Non-cash compensation expense associated with the ESOP	116	119
Increase in accrued interest receivable and other assets	47	(986)
Decrease in accrued interest payable and other liabilities	(1,005)	(538)

Net cash used in operating activities	6,203	4,569

Cash flows from investing activities:

Increase in interest-bearing deposits in banks	(3,666)	(2,080)
Proceeds from called held-to-maturity investment securities	2,200	462
Purchase of held-to-maturity investment securities	(2,030)	(250)
Purchases of bank premises and equipment	(1,857)	(3,665)
Proceeds from sale of bank premises and equipment	155	2,151
Life insurance purchased	(1,608)
Investment in ATM program	(9,989)
Net increase in loans	(38,454)	(27,380)

Net cash used in investing activities	(55,249)	(30,762)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	36,254	42,083
Net increase (decrease) in time deposits	2,549	(17,739)
Proceeds from ESOP loan	186
Repayment of ESOP loan	(94)	(89)
Purchase of unearned ESOP shares	(186)
Payment of cash dividends	(810)	(600)
Exercise of stock options	236	219
Cash paid for fractional shares		(5)

Net cash provided by financing activities	38,135	23,869

Decrease in cash and cash equivalents	(10,912)	(2,324)

Cash and cash equivalents at beginning of year	73,031	49,672

Cash and cash equivalents at end of period	$62,120	$47,348

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

In December 2002, the Company issued to CVB Trust I, a wholly-owned subsidiary of the Company, subordinated deferrable interest debentures due December 31, 2032.  Simultaneously, CVB Trust I issued 8,000 floating rate capital securities, with liquidation values of $1,000 per security, for gross proceeds of $8,000,000.  The subordinated debentures represent the sole assets of CVB Trust I.  The subordinated debentures are redeemable by the Company, subject to the receipt by the Company of prior approval from the Federal Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB.  The Company may redeem the subordinated debentures on any December 31st on or after December 31, 2007.  The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The floating rate capital securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on December 31, 2032. Holders of the securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on the capital securities and debentures are computed on a 360-day basis.  The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.3%, with a maximum rate of 12.5% annually, adjustable quarterly.

The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank, and CVB Trust I. All significant inter-company balances and transactions have been eliminated in consolidation.  The results of operations for the three and nine month periods ended September 30, 2003 may not necessarily be indicative of the operating results for the full year 2003.

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (2,638,966 and 2,630,857 shares for the three and nine month periods ended September 30, 2003 and 2,597,669 and 2,588,611 shares for the three and nine month periods ended September 30, 2002).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (145,684 and 142,233 shares for the three and nine month periods ended September 30, 2003 and 145,710 and 135,616 shares for the three and  nine month periods ended September 30, 2002).  Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income or loss.  Other comprehensive income or loss, net of taxes, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes.  Comprehensive income in the third quarter totaled $5,000.

4. STOCK –BASED COMPENSATION

The Company issues stock options under three stock-based compensation plans, the Community Valley Bancorp 1991, 1997 and 2000 Stock Option Plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the periods in which the options become vested.

	Three Months Ended
	September 30, 2003	September 30, 2002
Net earnings as reported (in thousands)	$1,434,410	$1,291,914
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(65,434)	(68,467)

Pro forma net income	$1,368,976	$1,223,447

Basic earnings per share - as reported	$0.54	$0.50

Basic earnings per share - pro forma	$0.52	$0.47

Diluted earnings per share - as reported	$0.52	$0.47

Diluted earnings per share - pro forma	$0.50	$0.46

	Nine Months Ended
	September 30, 2003	September 30, 2002

Net earnings as reported (in thousands)	$3,587,894	$3,517,463
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(194,458)	(205,400)

Pro forma net income	$3,393,436	$3,312,063

Basic earnings per share - as reported	$1.36	$1.36

Basic earnings per share - pro forma	$1.29	$1.28

Diluted earnings per share - as reported	$1.29	$1.29

Diluted earnings per share - pro forma	$1.24	$1.24

5.  STOCK REPURCHASE PLAN

In June 2003, the Board of Directors approved a plan to repurchase up to $3,000,000 (or approximately 120,000 shares) of the outstanding common stock of the Company.  Repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  To date, the Company has not repurchased any shares under this plan.

6.  ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of

FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148,  Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the Statement are included in these consolidated financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  The Statement also clarifies when a derivative contains a financing component.   The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.   In management’s opinion, adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.    For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2003.  The Company adopted the provisions of this Statement on July 1, 2003 and, in management’s opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for September 30, 2003 and December 31, 2002 and income and expense accounts for the three and nine month periods ended September 30, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank and CVB Trust I.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates eight full service offices within its primary service areas of Butte and Sutter Counties.  The Bank also maintains Loan Production Offices in Roseville and Redding. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

Overview

The Company recorded net income of $1,434,000 for the quarter ended September 30, 2003, which was an 11% increase from the $1,292,000 reported for the same period of 2002.  Diluted earnings per share for the third quarter of 2003 were $0.52, compared to the $0.47 recorded in the third quarter of 2002.  The annualized return on average equity (ROAE) and the return on average assets (ROA) for the third quarter of 2003 were 17.80% and 1.34%, respectively, as compared to 20.75% and 1.70%, respectively, for the same period in 2002.  Net income for the nine months ended September 30, 2003 was $3,587,000 (up 2.0%) compared to the $3,517,000 recorded in the first nine months of 2002.   Total assets of the Company increased by $40,970,000 or (12.1%) from December 31, 2002 to $378,205,000 at September 30, 2003.  Net loans totaled $267,450,000, up $37,751,000 (16.4%) from the ending balances on December 31, 2002.  Deposit balances at September 30, 2003 totaled $336,784,000, up $38,803,000 (13%) from December 31, 2002.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except percentages)	2003	2002	2003	2002

Net interest income	$4,449	$3,773	$12,383	$10,062
Provision for loan losses	(210)	(150)	(480)	(403)
Non-interest income	1,519	1,300	4,085	4,615
Non-interest expense	(3,435)	(2,778)	(9,986)	(9,265)
Provision for income taxes	(889)	(853)	(2,415)	(1,492)

Net income	$1,434	$1,292	$3,587	$3,517

Average total assets (In millions)	$381.1	$286.2	$363.2	$276.4
Net income (annualized) as a percentage of average total assets	1.51%	1.79%	1.32%	1.70%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.21% for the three months ended September 30, 2003 and 5.13% for the nine months ended September 30, 2003.  Net interest income increased $676,000 (17.9%) for the third quarter of 2003 compared to the same period in 2002.  Net interest income increased $2,321,000 (23.9%) for the nine months ended September 30, 2003 over the same period in 2002.   The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth together with the decrease in the interest rates paid on deposits.

Interest expense was $43,000 (3.8%) lower in the third quarter of 2003 versus the prior year period. The average balances of interest bearing liabilities were $67,276,000 (32.3%) higher in the third quarter of 2003 versus the same quarter in 2002. Even though the interest bearing balances increased, rates paid on these liabilities decreased 59 basis points on a quarter over quarter basis.     Interest expense was $268,000 (7.4%) lower in the nine month period ended September 30, 2003 versus the prior year period.  The average balances of interest bearing liabilities were $58,095,000 (28.3%) higher in the nine-month period ended September 30, 2003 versus the same period in 2002.  Rates paid on interest bearing liabilities decreased 65 basis points on a year over year basis.

The reason for this decrease was the change in the mix of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and the lower average cost of certificates of deposit as higher cost deposits were re-priced in a lower rate environment.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets (Unaudited)

Three Months Ended September 30,	2003			2002
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$268,306	$5,308	7.85%	$224,182	$4,702	8.32%
Taxable investment securities	2,061	9	1.73%	1,224	17	5.51%
Tax-exempt investment securities (2)	817	0	0%	1,855	23	4.92%
Federal funds sold	60,593	152	1.00%	29,828	127	1.69%
Investments in time deposits	7,298	55	2.99%	1,758	22	4.96%
Total earning assets	339,075	5,524	6.46%	258,847	4,891	7.50%
Cash & due from banks	17,151			13,270
Other assets	24,883			14,076
	$381,109			$286,193

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$157,307	348.88%		$108,873	398	1.45%
Savings	23,392	28.47%		19,098	47.98%
Time deposits	86,644	588	2.69%	80,093	662	3.29%
Other borrowings	8,772	111	5.02%	775	11	5.65%
Total interest bearing liabilities	276,115	1,075	1.54%	208,839	1,118	2.13%
Demand deposits	70,082			49,635
Other liabilities	6,922			3,895
Total liabilities	353,119			262,369
Shareholders’ equity	27,990			23,824
	$381,109			$286,193
Net interest income & margin (3)		$4,449	5.21%		$3,773	5.80%

(1)           Loan interest includes loan fees of $497,000 and $665,000 during the three months ended September 30, 2003 and September 30, 2002, respectively.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)           Net interest margin is computed by dividing net interest income by total average earning assets.

(4)           Average yield is calculated based on actual days in quarter (92 for September 30, 2003 and September 30, 2002) and annualized to actual days in year (365 for 2003 and 2002).

Nine Months Ended September 30,	2003			2002
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$250,711	$14,953	7.97%	$213,296	$13,096	8.21%
Taxable investment securities	2,047	71	4.64%	1,166	53	6.08%
Tax-exempt investment securities (2)	957	38	5.31%	2,008	77	5.13%
Federal funds sold	63,206	533	1.13%	32,372	415	1.71%
Investments in time deposits	5,918	145	3.28%	1,118	46	5.50%
Total earning assets	322,839	15,740	6.52%	249,960	13,687	7.32%
Cash & due from banks	15,715			12,673
Other assets	20,605			13,642
	$363,159			$276,275

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$146,492	1,075.98%		$96,679	948	1.31%
Savings	21,620	91.56%		18,668	137.98%
Time deposits	86,281	1,830	2.84%	88,948	2,509	3.77%
Other borrowings	8,772	361	5.50%	775	31	5.35%
Total interest bearing liabilities	263,165	3,357	1.71%	205,070	3,625	2.36%
Demand deposits	65,447			44,866
Other liabilities	7,554			3,671
Total liabilities	336,166			253,607
Shareholders’ equity	26,993			22,668
	$363,159			$276,275
Net interest income & margin (3)		$12,383	5.13%		$9,992	5.38%

(1)           Loan interest includes loan fees of $1,414,000 and $1,543,000 during the nine months ended September 30, 2003 and September 30, 2002, respectively.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)           Net interest margin is computed by dividing net interest income by total average earning assets.

(4)           Average yield is calculated based on actual days in period (273 for September 30, 2003 and September 30, 2002) and annualized to actual days in year (365 for 2003 and 2002).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ended September 30, 2003, net interest income has increased $676,000 over the same time period in 2002.  Interest income from earning assets has increased by $633,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,112,000 while interest income from changes in rates has decreased by $479,000.  Interest expense for the third quarter of 2003 was $43,000 less than the same time period in 2002.  Changes in the volume of interest bearing liabilities, both the increase in balances of demand deposits, as well as the addition of interest expense related to the trust preferred securities, have resulted in a net increase of interest expense of $353,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits, have resulted in an interest expense reduction of $396,000.   On a year-to-date basis through September 30, 2003, net interest income has increased $2,321,000 over the same time period in 2002.  Interest income from earning assets has increased by $2,053,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $2,879,000 while interest income from changes in rates has decreased by $756,000.  Interest expense for the nine month period was $268,000 less than the same time period in 2002.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, as well as the addition of interest expense related to the trust preferred securities, have resulted in a net increase of interest expense of $755,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $1,023,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Three Months Ended September 30, 2003 over 2002

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$915	$(309)	$606
Taxable investment securities	11	(19)	(8)
Tax exempt investment securities (2)	(13)	(10)	(23)
Federal funds sold	130	(105)	25
Investment in time deposits	69	(36)	33
Total	1,112	(479)	633

Interest-bearing liabilities:
Demand deposits	176	(226)	(50)
Savings deposits	10	(29)	(19)
Time deposits	54	(128)	(74)
Other borrowings	113	(13)	100
Total	353	(396)	(43)
Interest differential	$759	$(83)	$676

(1)           The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)           The rate/volume variance has been included in the rate variance.

(In thousands) Nine Months Ended September 30, 2003 over 2002

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$2,220	$(363)	$1,857
Taxable investment securities	39	(20)	19
Tax exempt investment securities (2)	(43)	3	(40)
Federal funds sold	395	(277)	118
Investment in time deposits	197	(98)	99
Total	2,808	(755)	2,053

Interest-bearing liabilities:
Demand deposits	488	(361)	127
Savings deposits	22	(68)	(46)
Time deposits	(75)	(604)	(679)
Other borrowings	320	10	330
Total	755	(1,023)	(268)
Interest differential	$2,053	$268	$2,321

(1)           The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)           The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income (Unaudited)

Three Months Ended September 30,

	2003	% of Avg. Assets	2002	% of Avg. Assets

Service charges on deposit accounts	$415.44		$264.37
Loan servicing fees	240.26		110.15
Fees — non-deposit investment sales	70.07		6.01
Merchant fee income	64.07		97.14
Gain on the sale of loans	460.49		517.72
Other	270.29		306.43

Total non-interest income	$1,519	1.62	$1,300	1.82

Nine Months Ended September 30,

	2003	% of Avg. Assets	2002	% of Avg. Assets

Service charges on deposit accounts	$937.35		$759.37
Loan servicing fees	558.21		273.13
Fees — non-deposit investment sales	150.06		92.04
Merchant fee income	215.08		231.11
Gain on the sale of loans	1,226.46		1,084.52
Other	999.37		2,176	1.08

Total non-interest income	$4,085	1.53	$4,615	2.25

Non-interest income was up $219,000 (16.8%) to $1,519,000 for the three months ended September 30, 2003 as compared to $1,300,000 for the three months ended September 30, 2002.    Increases in non-interest income were realized in fees from service charges (up 57%), loan servicing fees (up 118%), and fees from alternative investment sales (up 1,066%).  The increase in service charge income was the result of additional deposit accounts opened during the third quarter and the introduction of an overdraft privilege deposit product in August that has added a new source of recurring non-interest income.  The loan servicing income increased as a result of more loans being sold on the secondary market through FNMA (Fannie Mae) as many customers of the Company took advantage of low levels in mortgage financing rates.  Servicing fee increases were also realized in SBA (Small Business Administration) and FHMA (Farmers Home Administration) through their USDA (United States Department of Agriculture) Business and Industry program.  The Company retains the servicing of loans sold through these programs, which generates fee income.  Fees resulting from the sales of non-deposit investment products also increased substantially on a quarter over quarter basis as the public has regained some confidence in the equities market.   The Company is always looking for new sources of non-interest income.  In September management became aware of a program being offered through one of the correspondent banks the Company has a relationship with which allows independent banks to participate in the syndication of cash balances into non-bank ATM’s located throughout the country on a year-round basis.  Companies that own these ATM’s such as American Express and a host of others, traditionally use higher cost balance sheet debt sources to finance this cash commitment.  This program allows for the replacement of this cash with participant bank money.  Our correspondent bank acts as an agent for independent banks by placing each bank’s liquidity into the vaults of specific ATM’s.  At all times, title to the cash is retained by the participating bank.  This program provides fee income equal to the Federal Funds Target Rate plus 50 basis points.  The Company has committed $10 million to this program.  Since these funds are no longer considered to be cash in the bank for balance sheet purposes, they are classified in other assets.

For the nine months ended September 30, 2003, non-interest income was down $530,000 (11.5%) to $4,085,000 as compared to the $4,615,000 total for the nine months ended September 30, 2002.   The major reason for the decrease in non-interest income for this period can be attributed to the tax-free net proceeds from key man insurance policies the Bank received in March 2002 as a result of the death of the Company’s Chief Operating Officer.  All of the other components of the non-interest income showed gains with the exception of merchant fee income which was (down 7%).  Increases were realized in service charges on deposit accounts (up 23%), loan servicing fees (up 104%), non-deposit investment sales fee income (up 63%), and gain on sale of loans (up 13%).

Non-interest Expense

Non-interest expense increased $657,000 (23.7%) to $3,435,000 in the third quarter of 2003 versus $2,778,000 in the third quarter of 2002.  Salary and employee benefits increased $473,000 (30.9%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $62,000 (35.6%).  This increase in costs is associated with the opening of the North Paradise office, the move of the Magalia office into the Holiday Quality Foods market, and the opening of a Central Services facility which houses the Auditing Department, Business Development, Government Lending, Security, Marketing and Non-Deposit Investment personnel, and is related to building depreciation, utilities, janitorial services and property taxes.   Fixed asset expense was $284,000 in the third quarter of 2003 compared to $231,000 in the same period of 2002, representing a 23% increase.   Other expenses increased $69,000 (8%) in the third quarter of 2003 versus the third quarter of 2002.

Non-interest expense for the nine month period ended September 30, 2003 was $9,986,000 versus $9,265,000 for the same period in 2002.  Salaries and benefits increased by $1,536,000 (35.3%) due to cost of living raises, added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  On a year over year basis, full time equivalent employees increased by 31.   Occupancy expense was up $132,000 (27%) from the first nine months of 2002 to the first nine months of 2003.  Fixed asset expense was up 115,000 (18%).  A portion of this increase relates to technology upgrades made to our core banking system such as the digital image processing system introduced in the first quarter of this year.  As with the quarter-to-quarter comparison, much of the increase in premise expense is related to the opening of the new North Paradise office, the move of the Magalia office to the Holiday Quality Foods market and the opening of the Central Services facility discussed above.  Other expenses decreased by $1,062,000 (28%).   As discussed in the non-interest income section, most of this decrease was attributable to the accelerated accrual of salary continuation plan benefits, in March 2002, associated with the death of the Company’s Chief Operating Officer that will be subsequently paid to his beneficiary.

Provision for Loan Losses

The Company provided $210,000 for loan losses for the third quarter of 2003 as compared to $150,000 for the third quarter of 2002.  Net loan losses for the three months ended September 30, 2003 were $14,000 as compared to $13,000 in recoveries for the three months ended September 30, 2002.   For the first nine months of 2003, the Company made provisions for loan losses of $480,000.   This compares to the provision for loan losses of $403,000 for the first nine months of 2002.  The increase in the provision for loan losses in both periods is primarily related to the growth in loans.

Provision for Income Taxes

The effective tax rate for the third quarter and first nine months of 2003 was 38.3% and 40.2%, versus 39.8% and 29.8%, for the same period in 2002.  The lower effective tax rate for the first nine months of 2002 was attributable to the tax-free net proceeds from key man insurance policies received as the result of the death of one of the Company’s executives.

Balance Sheet Analysis

The Company’s total assets were $378,205,000 at September 30, 2003 as compared to $337,235,000 at December 31, 2002, representing an increase of 12%.  The average balance of total assets for the nine months ended September 30, 2003 was $363,159,000, which represents an increase of $86,884,000 (31%) over the $276,275,000 during the nine-month period ended September 30, 2002.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At September 30, 2003, these principal areas accounted for approximately 20%, 29%, 33%, 10% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2002 was 21%, 35%, 28%, 8% and 8%.  These changes are consistent with the Company’s history of increased real estate construction activity during the summer months.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($5,636,000 or 11.6%), real estate construction ($24,910,000 or 38.6%) agricultural loans ($7,765,000 or 41%),and consumer ($2,681,000 or 13.9%) and a decrease in residential real estate ($2,552,000 or 3.2%).  Table Five below summarizes the composition of the loan portfolio as of September 30, 2003 and December 31, 2002.

Table Five: Loan Portfolio Composition (Unaudited)

(In thousands)	September 30, 2003	December 31, 2002
Commercial	$54,297	$48,661
Real estate:
Mortgage	79,505	82,057
Construction	89,475	64,565

Agriculture	26,700	18,935
Consumer	22,006	19,325
Total loans	271,983	233,543
Allowance for loan losses	(3,473)	(3,007)
Deferred loan fees, net	(1,060)	(837)
Total net loans	$267,450	$229,699

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products.  Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items.  Construction loans are generally composed of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single-family residences.  Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%.  Agriculture loans consist primarily of crop loans to farmers of peaches, prunes, walnuts, and almonds.  In general, except in the case of loans with SBA or FMHA guarantees, the Company does not make long-term mortgage loans; however, Butte Community Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing which compliments the single family construction loans the Bank makes.  These construction loans typically peak in volume during the late spring and summer months when the weather is conducive to building.  This construction activity has been cyclical and anticipated by management over the past several years.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 62.1% of the Company’s loan portfolio at September 30, 2003, which reflects a slight decrease from the 62.8% concentration level at December 31, 2002.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sales or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of September 30, 2003 and December 31, 2002.  There were no loans past due 90 days or more and still accruing interest at September 30, 2003 or December 31, 2002.

Table Six:  Non-Performing Loans (Unaudited)

(In thousands)	September 30, 2003	December 31, 2002
Nonaccrual:
Commercial	109	134
Real estate	80	460
Consumer and other	9	—
Total non-performing loans	$198	$594

At September 30, 2003, non-performing loans and leases were .07% of total loans and leases.  The recorded investments in loans that were considered to be impaired totaled seven loans with balances of $198,000 at September 30, 2003 and two loans with balances of $594,000 at December 31, 2002.  One of the seven impaired loans shown for September 30, 2003 had a U.S. Government guarantee for 80% of the loan balance which was $46,000.  The remaining six loans have a very low potential for loss.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2003 or December 31, 2002.  Management is not aware of any potential problem loans, which were accruing and current at September 30, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The Loan Committee of the Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $3,473,000 or 1.21% of total loans at September 30, 2003 and $3,007,000 or 1.29% at December 31, 2002.  Net charge-offs to average loans for the third quarter and year to date through September 30, 2003 are $14,000.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for percentages)	2003	2002	2003	2002

Average loans outstanding	$265,874	$224,182	$246,532	$211,583

Allowance for possible loan losses at beginning of period	$3,277	$2,647	$3,007	$2,397

Loans charged off:
Commercial	(14)	—	(14)	—
Real estate	—	—	—	(4)
Consumer	—	—	(4)	(1)
Total	(14)		(18)	(5)
Recoveries of loans previously
charged off:
Commercial	—	13	—	14
Real estate	—	—	—	—
Consumer	—	—	4	—
Total		13	4	14
Net loan (charge offs) recoveries	(14)	13	(14)	9

Additions to allowance charged to operating expenses	210	150	480	403
Allowance for loan losses at end of period	$3,473	$2,647	$3,473	$2,809
Ratio of net (charge-offs) recoveries to loans outstanding	(.005)%	.02%	(.006)%	.004%
Provision for possible loan losses to average loans outstanding	.08%	.07%	.19%	.19%
Allowance for loan losses to loans net of deferred fees at end of period	1.28%	1.21%	1.28%	1.21%

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

Other Real Estate

At September 30, 2003 and December 31, 2002, the Company did not have any other real estate (“ORE”) properties.

Deposits

At September 30, 2003, total deposits were $336,784,000 representing an increase of $38,803,000 (13%) over the December 31, 2002 balance of $297,981,000.  Non-interest bearing demand deposits increased $3,158,000 during the period from December 31, 2002 to September 30, 2003 while interest bearing deposits increased $35,645,000 during this same period.  The majority of the growth in interest bearing deposits was in NOW and Money Market accounts which increased $27,313,000 from December 31, 2002 to September 30, 2003.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.075 per share on January 28, 2002, April 25, 2002, and July 26, 2002, $.08 per share on October 25, 2002, $.10 per share on January 23, 2003, $.10 per share on April 24, 2003, and $.10 per share on July 25, 2003.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.  The per share amounts have been retroactively restated for the Company’s 4 for 3 stock split approved by the Board of Directors on August 20, 2002.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At September 30, 2003, shareholders’ equity was $28,459,000, representing an increase of $3,078,000 (12.1%) from $25,381,000 at December 31, 2002.

Table Eight below lists the Company and the Bank capital ratios at September 30, 2003 and December 31, 2002, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At September 30, 2003	At December 31, 2002	Minimum Regulatory Requirement
Company

Leverage ratio	9.6%	10.4%	4.0%

Tier 1 Risk-Based Capital	12.1%	12.8%	4.0%

Total Risk-Based Capital	13.2%	14.0%	8.0%

Bank

Leverage ratio	9.2%	7.9%	4.0%

Tier 1 Risk-Based Capital	10.8%	9.7%	4.0%

Total Risk-Based Capital	12.0%	10.9%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at September 30, 2003 and December 31, 2002.  The Bank was considered “well-capitalized” by regulatory standards, at September 30, 2003 and December 31, 2002.

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

Asset/Liability Management.  Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits, investing in securities, using trust preferred securities and borrowings.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that there is a correlation between movements of interest rates on assets and liabilities and contributions are made to earnings even in periods of volatile interest rates.  The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2003 and December 31, 2002 (Unaudited)

(In thousands)	$	Change in NII from Current 12 Month Horizon September 30, 2003	$	Change in NII from Current 12 Month Horizon December 31, 2002
Variation from a constant rate scenario
+200bp		$336		$111
- 200bp		$711		$(1,262)

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations.  Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2003, and 2002.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at September 30, 2003 and December 31, 2002 were approximately $133,893,000 and $105,835,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2003, consolidated liquid assets totaled $74.9 million or 19.8% of total assets compared to $81.4 million or 24.1% of total assets on December 31, 2002.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2003.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.  Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $133,893,000 and $105,835,000 at September 30, 2003 and December 31, 2002, respectively.  As a percentage of net loans, these off-balance sheet items represent 49.2% and 46.1%, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2003. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2003, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Document Description

(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On July 10, 2003, the Company filed a Report on form 8-k announcing the approval by the Board of Directors of the Company of a stock repurchase plan.

On September 19, 2003, the Company filed a Report on form 8-k announcing a ten cent per share Stock Dividend for shareholders of record on October 1, 2003, payable October 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

November 11, 2003	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 11, 2003	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO