Form 10-K
period 2003-12-31
COMMUNITY VALLEY BANCORP
filed 2004-03-30
CIK 1170833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $39.7 million, based on the sales price reported to the Registrant on that date of $18.68 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 22, 2004 was 3,638,912.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Federal Deposit Insurance Corporation pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

At December 31, 2003, the Company had consolidated assets of $386.7million, deposits of $342.5 million and shareholders’ equity of $29.9 million.  The Company’s liabilities include $8.2 million in subordinated debentures issued to Community Valley Trust I (see “Recent Developments” for further details).

The Company’s Administrative Offices are located at 2041 Forest Avenue, Chico, California and its telephone number is (530) 899-2344.  References herein to the “Company” include the Company and the Bank, unless the context indicates otherwise.

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are posted and are available at no cost on the Company’s website, www.communityvalleybancorp.com through the reports link, as soon as reasonably practicable after the Company files such documents with the SEC.  The Company’s filings are also available through the SEC’s website at www.sec.gov.

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990.  The Bank’s Administrative Office is located at 2041 Forest Avenue, Chico, California.  The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof.  The Bank is not a member of the Federal Reserve System.  At December 31, 2003, the Bank had approximately $385.1 million in assets, $270.2 million in loans and $346 million in deposits.

We operate seven full-service branch offices in four Butte County communities, one full-service branch office in Sutter County, one Loan Production office in Sacramento County, and one Loan Production office in Shasta County.  We offer a full range of banking services to individuals and various-sized businesses in the communities we serve.  The locations of those offices are:

Chico:	Main Office 2041 Forest Avenue	Paradise	South Paradise Branch 672 Pearson Road

	Administrative Headquarters 2041 Forest Avenue		North Paradise Branch 6653 Clark Road

	North Chico Branch 237 West East Avenue	Oroville	Oroville Branch 2227 Myers Street

	Central Chico Branch 900 Mangrove Avenue	Magalia	Magalia Branch 14001 Lakeridge Circle

Citrus Heights	Citrus Heights Loan Office 5959 Greenback Lane #450	Yuba City	Yuba City Branch 1600 Butte House Road

Redding	Redding Loan Office 100 East Cypress Ave Suite 150

In addition, our Real Estate Loan Center, Data Processing, Call Center, Central Note Department and Bank Card Center are located at 1390 Ridgewood Drive, Chico.  We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices.  These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, the city of Citrus Heights in Sacramento County, and the city of Redding in Shasta County.

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

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices.  In addition, we staff our Chico, Paradise, Oroville, and Yuba City offices with real estate lending specialists.  These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities.  Secondary market services are provided though the Bank’s affiliations with Fannie Mae and various non-governmental programs.  The Bank services these real estate loans sold on the secondary market, and as of year end the portfolio was in excess of $155 million.  We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998.  The Bank’s SBA program generated approximately $7 million in loans during the past year.  It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  The Bank was also recognized as the number two USDA Business and Industry Lender in California and seventh in the nation during 2003.  The Bank originated $17 million in loans through this program during 2003.

As of December 31, 2003, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (8%); (ii) commercial and industrial (including SBA) loans (21%); (iii) real estate loans (mortgage and construction) (63%); (iv) consumer loans (8%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options.  As of December 31, 2003, we had 24,409 deposit accounts with balances totaling approximately $343 million, compared to 22,623 deposit accounts with balances totaling approximately $298 million at December 31, 2002.  Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed.  These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services and other customary banking services.   Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks.  During the past few years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities.  We now have a total of seven such remote ATM’s at seven different locations, including a hospital, two convenience stores, an entertainment center, and three gas stations.  These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience.    In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.

Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities.  This results in a relatively modest average deposit balance of approximately $11,000 at December 31, 2003, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies.  The Bank has had a relationship with a local title company for many years.  They have kept substantial deposit balances which increased dramatically during the height of the refinance activity in the summer of 2003.  Management believes this relationship to be very secure and does not anticipate this business leaving the Bank.

For non-deposit services, we have a strategic alliance with Financial Network Investment Corporation.  Through this arrangement, our registered and licensed representatives provide Bank customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products which are not FDIC insured.  They conduct business from offices located in our Chico, Paradise, Oroville, and Yuba City branches.

We do not believe there is a significant demand for additional trust services in our service areas, and we do not operate or have any present intention to seek authority to operate a Trust Department.  We believe that the cost of establishing and operating such a department would not be justified by the potential income to be gained there from.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, which enable the Bank to retain and improve its competitive position in its service area.  All of these developments are meant to increase public convenience and enhance public access to the electronic payments system.  The cost to the Bank for these development, implementation, and marketing activities cannot expressly be calculated with any degree of certainty.

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

On December 19, 2002, Community Valley Bancorp Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the Company (the “Trust”), issued an aggregate of $8,000,000 of principal amount of Floating Rate Trust Preferred Securities (Capital Trust Pass-through Securities of the Trust) (the “Trust Preferred Securities”).  Bear Stearns, Inc. acted as placement agent in connection with the offering of the trust securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to the Trust from the sale of the Trust Preferred Securities, along with initial capitalization of $248,000 were used by the Trust in order to purchase $8,248,000 in principal amount of Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by the Company (the “Subordinated Debt Securities”).  A portion of the Trust Preferred Securities is included as Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios.    A portion of the proceeds was used to retire debt incurred during 2002 to pay for the formation of the holding company, and the remainder was placed in a demand deposit account at the Bank.  On March 31, 2003, the Company down streamed $4,760,000 to improve the bank’s capital position and support planned growth.

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

Employees

As of December 31, 2003 the Company had 117 full-time and 81 part-time employees.  On a full time equivalent basis, the Company’s staff level was 177 at December 31, 2003, as compared to 152 at December 31, 2002.  None of our employees is concurrently represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

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

Forward Looking Statements and Risk Factors That May Affect Results

This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors That May Affect Results” and elsewhere in this report. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Community Valley Bancorp, a California corporation, and its consolidated subsidiaries.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2003 and 2002, the Bank’s Total Risk-Based Capital Ratios were 12.1% and 10.9%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.9% and 9.7%, respectively.  As of December 31, 2003 and 2002, the Company’s Total Risk-Based Capital was 13.3% and 14% respectively, and its Tier 1 Risk-Based Capital Ratio was 12.2%and 12.8% respectively.  The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  As of December 31, 2003 and 2002, the Bank’s Leverage Capital Ratios were 8.8% and 7.9%, respectively.  As of December 31, 2003 and 2002, the Company’s leverage capital ratios were 9.9% and 10.4%, respectively, exceeding regulatory minimums.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

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

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, institutions such as the Bank which are insured by the Bank Insurance Fund (“BIF”) are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations.  The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.  The current BIF base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

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

Managing Our Growth

Our Company’s (1) total assets increased from $337 million at December 31, 2002 to $387 million at December 31, 2003, with most of the growth occurring in the second half of the year.  Management’s intention is to leverage the Company’s current infrastructure to sustain the momentum achieved in the latter part of 2003, although no assurance can be provided that this strategy will result in significant growth.  Our ability to manage growth will depend primarily on our ability to:

•                  monitor operations;

•                  control funding costs and operating expenses;

•                  maintain positive customer relations; and

•                  attract, assimilate and retain qualified personnel.

(1) Inasmuch as the Company did not acquire the outstanding shares of the Bank until May, 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for the Bank only.  Information for 2002 and 2003 is for the Company on a consolidated basis unless otherwise stated.

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

The Allowance for Loan Losses May Not Cover Actual Loan Losses.  We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans, nevertheless losses can and do occur.  We create an allowance for loan losses in our accounting records, based on estimates of the following:

•                  industry standards;

•                  historical experience with our loans;

•                  evaluation of economic conditions;

•                  regular reviews of the quality, mix and size of the overall loan portfolio;

•                  regular reviews of delinquencies; and

•                  the quality of the collateral underlying our loans;

•                  loan impairment.

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

Item 2.           Properties

The following properties (real properties and/or improvements thereon) are owned by the Company (1) and are unencumbered.  In the opinion of Management, all properties are adequately covered by insurance.

(1) As used throughout this Annual Report, the term “Company” includes, where appropriate, both Community Valley Bancorp and its consolidated subsidiary, Butte Community Bank.

Location	Use of Facilities	Square Feet of Office Space	Land and Building Cost

672 Pearson Road	Branch Office	4,200	$612,261
Paradise, California
(Opened December 1990)

2227 Myers Street	Branch Office	9,800	$1,029,737
Oroville, California
(Opened December 1990)

2041 Forest Avenue	Branch Office	8,000	$1,543,845
Chico, California
(Opened September, 1996)

1390 Ridgewood Drive	Central Services	8,432	$1,098,293
Chico, California
(Opened May, 1998)

1600 Butte House Road	Branch Office	6,580	$1,448,340
Yuba City, California (Opened September, 1997)

237 West East Ave	Branch Office	4,771	$845,493
Chico, California
(Opened June, 1999, moved to this location November 2003)
Building is owned, land is leased

The following facilities are leased by the Company:

Location	Use of Facilities	Square Feet of Office Space	Monthly Rent as of 12/31/03	Term of Lease

14001 Lakeridge Circle	Branch Office	600	$570	4/1/2008	(1)
Magalia, California
Opened June 1993
(moved June 2003)

237 West East Ave.	Branch Office		$3,958	10/31/2008	(2)
Chico, California
land lease only

900 Mangrove Ave.	Branch Office	6,000	$6,300	10/1/2004	(3)
Chico, California

6653 Clark Road	Branch Office	4,640	$4,700	4/1/2005	(4)
Paradise, California
Opened June 2003

100 East Cypress #150	Loan Office	1,850	$2,201	5/1/2004	(5)
Redding, California

5959 Greenback #450	Loan Office	1,315	$1,907	8/1/2004	(6)
Citrus Heights, California
moved from Roseville 8/03

936 Mangrove Ave.	General Offices	6,000	$3,690	3/1/2004	(7)
Chico, California

Additionally, the Bank has seven remote ATM locations.  The amount of monthly rent at these locations is minimal.

(1) This is the termination date of the current 5-year lease.  The Company also has two renewal options for five years each.

(2) This is the termination date of the current 25-year lease.  The Company also has three renewal options for five years each.

(3) This is the termination date of the current 10-year lease.  The Company also has four renewal options for five years each.

(4) This is the termination date of the current 10-year lease.  The Company also has two renewal options for five years each.

(5) This is the termination date of the current 3-year lease.  The Company does not have renewal options on this property.

(6) This is the termination date of the current 3-year lease.  The Company does not have renewal options on this property.

(7) This is the termination date of the current 10-year lease.  The Company also has one renewal option for ten years.

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

Calendar Quarter Ended	Sale Price of the Company’s Common Stock		Approximate Trading Volume
	High	Low	Shares
March 31, 2002	13.50	13.50	53,500
June 30, 2002	16.40	13.64	67,000
September 30, 2002	15.33	14.09	27,600
December 31, 2002	15.30	14.06	64,500
March 31, 2003	16.50	14.93	139,900
June 30, 2003	20.25	16.13	78,000
September 30, 2003	20.14	18.38	112,300
December 31, 2003	22.50	18.08	118,500

(b)          Holders

On March 22, 2004 there were approximately 476 shareholders of record of the Company.

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

The Company paid cash dividends quarterly totaling $1.08 million or $0.30 per share in 2003 and $1.08 million or $0.25 per share in 2002, representing 24% and 23%, respectively of the prior year’s earnings.  (As the holding company reorganization became effective on June 17, 2002, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  The Company anticipates paying dividends in the future consistent with the general dividend policy which declares that dividends must meet applicable legal requirements while maintaining the minimum capital ratios established by the Company.

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

(d)          Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2003, regarding equity based compensation plans of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
	(a)	(b)	(c)
Equity compensation plans approved by security holders	463,407	$8.49	74,271

Equity compensation plans not approved by security holders	None	None	None

Total	463,407	$8.49	74,271

During 2003, the Company did not conduct any unregistered offerings or sales of its securities, nor did it repurchase any of its outstanding securities.

(e) Recent Sales of Unregistered Securities

On December 19, 2002, the Company issued an aggregate of $8,248,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Subordinated Debt Securities”).  All of the Subordinated Debt Securities were issued to Community Valley Trust I, a Delaware statutory business trust and a wholly-owned but unconsolidated subsidiary of the Company (the “Trust”).   The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof.  The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds (approximately $7.75 million) raised by the Trust from the sale of $8,000,000 in principal amount of the Trust’s Floating Rate Capital Trust Pass-through Securities (the “Trust Preferred Securities”).   Bear Stearns & Co. Inc. acted as the placement agent in connection with the offering of the Trust Preferred Securities for aggregate commissions of $240,000 payable by the Trust.  The sale of the Trust Preferred Securities was part of a larger transaction arranged by Bear Stearns & Co. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled Trust Preferred Securities”).  The Pooled Trust Preferred Securities were sold by Bear Stearns & Co. Inc. only (i) to those entities Bear Stearns & Co. Inc. reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act.  The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

Item 6.                         Selected Financial Data

The “selected financial data” for 2003 which follows is derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.  Statistical information below is generally based on average daily amounts.

Selected Financial Data

	As of December 31,
	(Dollars in thousands, except per share data)
	2003	2002	2001	2000	1999
Income Statement Summary
Interest income	$21,517	$18,977	$19,756	$16,532	$12,188
Interest expense	$4,396	$4,774	$7,344	$5,518	$3,705
Net interest income before provision for loan losses	$17,121	$14,203	$12,411	$11,014	$8,483
Provision for loan losses	$655	$603	$500	$805	$305
Non-interest income	$5,950	$6,164	$3,659	$3,168	$2,796
Non-interest expense	$13,818	$12,539	$9,335	$8,398	$7,336
Income before provision for income taxes	$8,598	$7,225	$6,235	$4,979	$3,638
Provision for income taxes	$3,329	$2,375	$2,424	$1,932	$1,415
Net Income	$5,269	$4,850	$3,811	$3,047	$2,223

Balance Sheet Summary
Total loans, net	$270,231	$229,699	$197,875	$167,092	$116,864
Allowance for loan losses	$(3,587)	$(3,007)	$(2,397)	$(2,000)	$(1,390)
Securities held to maturity	$3,823	$2,873	$2,507	$4,105	$5,062
Securities available for sale	$502	$514	$500	$463	$263
Interest bearing deposits in banks	$7,925	$4,061	$694	$1,584	$3,664
Cash and due from banks	$26,205	$15,621	$12,402	$12,100	$11,997
Federal funds sold	$50,605	$57,410	$37,270	$11,630	$8,500
Other real estate	$—	$—	$12	$52	$431
Premises and equipment, net	$8,554	$6,653	$5,642	$5,217	$5,595
Total Interest-Earning Assets	$333,086	$294,557	$238,846	$184,874	$134,353
Total Assets	$386,723	$337,483	$272,464	$214,906	$159,332
Total Interest-Bearing Liabilities	$274,048	$243,092	$201,434	$162,210	$123,291
Total Deposits	$342,511	$297,981	$246,420	$194,125	$142,873
Total Liabilities	$356,774	$312,103	$251,644	$198,062	$145,494
Total Shareholders’ Equity	$29,949	$25,380	$20,820	$16,844	$13,838
Per Share Data(1)
Net Income, basic	$1.50	$1.40	$1.15	$0.97	$0.72
Book Value	$8.53	$7.33	$6.26	$5.34	$4.48
Cash Dividends	$0.30	$0.25	$0.17	$—	$—
Weighted Average Common Shares Outstanding, Basic	3,512,645	3,461,115	3,323,429	3,154,580	3,091,365
Weighted Average Common Shares Outstanding, Diluted	3,715,259	3,639,929	3,573,740	3,505,940	3,453,739

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (2)	19.07%	20.82%	19.73%	20.08%	17.61%
Return on Average Assets (3)	1.44%	1.69%	1.54%	1.64%	1.45%
Net Interest Margin (4)	5.32%	5.52%	5.65%	6.73%	6.34%
Dividend Payout Ratio (5)	20.67%	17.84%	14.83%
Equity to Assets Ratio (6)	7.54%	8.12%	7.85%	8.09%	8.23%
Net Loans to Total Deposits at Period End	78.90%	77.09%	80.30%	86.07%	81.80%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.02%	0.25%	0.88%	0.31%	0.30%
Nonperforming Assets to Total Loans and Other Real Estate	0.02%	0.25%	0.88%	0.34%	0.67%
Net Charge-offs to Average Loans	0.03%	0.00%	0.05%	0.13%	0.21%
Allowance for Loan Losses to Net Loans at Period End	1.33%	1.31%	1.21%	1.06%	1.62%
Allowance for Loan Losses to Non-Performing Loans	6,642.59%	506.23%	134.81%	340.72%	175.95%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	7.7%	10.4%	7.7%	7.8%	8.7%
Tier 1 Capital to Total Risk-Weighted Assets	12.2%	12.8%	10.4%	9.5%	10.8%
Total Capital to Total Risk-Weighted Assets	13.4%	14.0%	11.6%	10.6%	11.8%

(1) All per share data and the average number of shares outstanding have been retroactively restated on a split-adjusted basis.

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

Item 7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2003 and 2002 and results of operations of the Company for each of the years in the three-year period ended December 31, 2003. (1)  The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 2 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgement to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

Allowance for Loan Losses (ALL)

The allowance for loan losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting:  (1) SFAS No.5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company performs periodic and systematic detailed evaluations of its lending portfolio to identify and estimate the inherent risks and assess the overall collectibility. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).

Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and non-accrual, criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the SFAS No. 5 portion of the ALL based on the segmentation of its portfolio. For those segments that require an ALL, the Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

(1) As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective during June 2002, all financial information as of and for the years ended December 31, 2001 and any earlier years or periods relates to the Bank rather than the Company.  Information as of and for the years ending December 31, 2002 and beyond is provided for the Bank and the Company on a consolidated basis.

For individually impaired loans, SFAS No. 114 provides guidance on the acceptable methods to measure impairment. Specifically, SFAS No. 114 states that when a loan is impaired, the Company should measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, the Company considers all available information reflecting past events and current conditions, including the effect of existing environmental factors.

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fiar value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at December 31, 2003.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

The Company uses the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. The Company applies Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options.  No compensation cost has been recorded in the accompanying financial statements because all options have been granted at an exercise price of no less than the fair market value at date of grant.

Revenue recognition

The Company’s primary source of revenue is interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Summary of Performance

For 2003, net income was $5.27 million, compared to the $4.85 million earned in 2002 and net income of $3.81 million in 2001.  Net income per diluted share was $1.42 for 2003, as compared to $1.33 during 2002 and $1.07 in 2001.  The Company’s Return on Average Assets (“ROA”) was 1.44% and Return on Average Equity (“ROE”) was 19.07% in 2003, as compared to 1.69% and 20.82%, respectively, in 2002 and 1.54% and 19.73%, respectively, for 2001.

The Federal Reserve Board’s record reduction in the target overnight fed funds rate and discount rate during 2001 continued to impact the Company during 2003.  These rate reductions injected liquidity into the banking system, which forced other market interest rates to decline in response.  As is typical in many other community banks, the Company’s net interest margin was negatively impacted as market rates fell. The rate-related decline in net interest income, however, was more than offset by the increased income generated by a higher level of average earning assets and favorable changes in the Company’s deposit mix, and net interest income increased by $2.9 million from 2002 to 2003.  Moreover, the decline in market rates boosted the Company’s volume of mortgage loans, which we were able to sell at substantial gains.  The Company was also able to sell several USDA Business and Industry guaranteed loans and SBA loans for substantial gains.

On December 19, 2002, Community Valley Bancorp Trust I (the “Trust”), a newly formed Delaware statutory business trust and a wholly-owned unconsolidated subsidiary of the Company, issued an aggregate of $8,000,000 of principal amount of Floating Rate Trust Preferred Securities (Capital Trust Pass-through Securities of the Trust), which in turn were used to purchase $8,248,000 of Subordinated Debt Securities issued by the Company.  These Trust Preferred Securities currently qualify as Tier 1 capital when calculating regulatory risk-based capital ratios.  The issuance of the Trust Preferred Securities in the fourth quarter of 2002 resulted in substantial improvement in the Company’s capital ratios which also carried over for 2003.  In addition, the Bank is considered to be “well capitalized” pursuant to the FDIC’s prompt corrective action guidelines.

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

Net interest income, which is simply total interest income (including fees) less total interest expense, was $17.1 million in 2003 compared to $14.2 million and $12.4 million in 2002 and 2001, respectively.  This represents an increase of 20.6% in 2003 over 2002 and an increase of 14.4% in 2002 over 2001.  The amount by which interest income exceeds interest expense depends on several factors.  Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

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

	Years Ended December 31,
	2003 over 2002			2002 over 2001
Volume & Rate Variances	Increase(decrease) due to			Increase(decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Earning Assets:
Loans	$3,271	$(900)	$2,371	$2,203	$(2,870)	$(667)
Federal funds sold	$356	$(295)	$61	$506	$(592)	$(86)
Investment Securities:			$—
Taxable	$65	$(51)	$14	$(8)	$6	$(2)
Non-taxable(1)	$(38)	$11	$(27)	$(32)	$(12)	$(44)
Deposits in banks	$219	$(99)	$120	$50	$(30)	$20
Total earning assets	$3,873	$(1,334)	$2,539	$2,719	$(3,498)	$(779)

Interest-Bearing Liabilities
Interest bearing deposits:

Demand - interest bearing	$641	$(619)	$22	$488	$(329)	$159
Savings Accounts	$32	$(84)	$(52)	$76	$(147)	$(71)
Certificates of Deposit	$(60)	$(721)	$(781)	$(989)	$(1,653)	$(2,642)
Total interest bearing deposits	$613	$(1,424)	$(811)	$(425)	$(2,129)	$(2,554)
Borrowed funds:			$—
Other Borrowings	$431	$1	$432	$11	$(26)	$(15)

Total Interest Bearing Liabilities	$1,044	$(1,423)	$(379)	$(414)	$(2,155)	$(2,569)
Net Interest Margin/Income	$2,829	$89	$2,918	$3,133	$(1,343)	$1,790

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Company’s net interest margin for 2003 was 5.32%, a decrease of 4 basis points from the 5.36% reported for 2002.  For the year 2001, this margin was 5.49%.  The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

	Year Ended December 31,
	2003(a)			2002(a)			2001(a)
Distribution, Rate & Yield (dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets
Investments:
Federal Funds Sold	$57,811	$634	1.10%	$35,641	$573	1.61%	$20,153	$659	3.27%
Taxable	$2,308	$104	4.51%	$1,341	$90	6.71%	$1,475	$92	6.24%
Non-taxable(1)	$902	$49	5.43%	$1,813	$76	4.19%	$2,463	$120	4.87%
Deposits in Banks	$6,371	$201	3.15%	$1,718	$81	4.71%	$947	$61	6.44%
Total Investments	$67,392	$988	1.47%	$40,513	$820	2.02%	$25,038	$932	3.72%

Loans:
Agricultural	$22,573	$1,671	7.40%	$21,345	$1,511	7.08%	$21,835	$1,889	8.65%
Commercial	$55,694	$4,605	8.27%	$50,412	$3,927	7.79%	$43,226	$3,776	8.74%
Real Estate	$156,452	$12,866	8.22%	$126,486	$11,305	8.94%	$112,100	$11,618	10.36%
Consumer	$19,963	$1,386	6.94%	$18,710	$1,414	7.56%	$17,287	$1,541	8.91%
Total Loans	$254,682	$20,528	8.06%	$216,953	$18,157	8.18%	$194,448	$18,824	9.68%
Total Earning Assets(2)	$322,074	$21,516	6.68%	$257,466	$18,977	7.37%	$219,486	$19,756	9.00%
Non-Earning Assets	$44,259			$29,401			$26,614
Total Assets	$366,333			$286,867			$246,100

Liabilities and Shareholders’ Equity

Interest-Bearing Deposits:
NOW	$121,289	$1,050	0.87%	$86,292	$1,043	1.21%	$56,144	$680	1.21%
Savings	$22,409	$121	0.54%	$18,936	$173	0.91%	$14,449	$244	1.69%
Money Market	$29,494	$356	1.21%	$17,989	$341	1.90%	$14,678	$545	3.71%
TDOA’s, and IRA’s	$7,117	$201	2.82%	$6,166	$228	3.70%	$5,314	$292	5.49%
Certificates of Deposit < $100,000	$50,744	$1,343	2.64%	$59,010	$2,143	3.63%	$71,623	$3,876	5.41%
Certificates of Deposit > $100,000	$28,300	$853	3.01%	$22,571	$807	3.58%	$28,704	$1,652	5.76%
Total Interest-Bearing Deposits	$259,353	$3,923	1.51%	$210,964	$4,735	2.24%	$190,912	$7,289	3.82%

Borrowed Funds:
Other Borrowings	$9,038	$472	5.22%	$767	$40	5.22%	$641	$55	8.58%

Total Interest Bearing Liabilities	$268,391	4,396	1.64%	$211,731	$4,775	2.26%	$191,553	$7,344	3.83%
Demand Deposits	$66,347			$48,774			$33,756
Other Liabilities	$3, 961			$3,073			$1,478
Shareholders’ Equity	$27,634			$23,289			$19,313
Total Liabilities and Shareholders’ Equity	$366,333			$286,867			$246,100

Interest Income/Earning Assets			6.68%			7.37%			9.00%
Interest Expense/Earning Assets			1.36%			1.85%			3.35%
Net Interest Margin(3)		$17,120	5.32%		$14,202	5.52%		$12,412	5.65%

(a)   Average balances are obtained from the best available daily or monthly data.

(1)  Yields on tax exempt income have not been computed on a tax equivalent basis.

(2)  Non-accrual loans have been included in total loans for purposes of total earning assets.

(3)  Represents net interest income as a percentage of average interest-earning assets.

During 2003, the Company’s net interest margin was slightly impacted by the overall decline in interest rates as maturing loans were replaced by new loans at lower rates.  However, the increase in volume caused interest income to increase by $2.5 million.  A large portion of the Bank’s loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price. However, due to a favorable shift in the mix of the deposits from higher cost certificates of deposit to lower cost demand accounts, the Company was able to decrease its interest expense by $379,000 and show an increase of $2.9 million in net interest income.  The Company funded much of its loan growth in 2003 with funds that had poured out of the equity markets during 2002 into liquid deposit accounts such as NOW and money market checking accounts.  As floors on loan rates became effective and deposit rates were lowered to match similar decreases in competitor rates net interest income increased.  As rates continued to adjust downward during 2003, some existing customers were unwilling to accept the lower rates being offered for non-liquid deposits and chose to roll their maturing time deposit money into money market and NOW accounts.

Average time deposit balances fell by $2.5 million from 2002 to 2003, while money market and NOW account balances increased by $46 million.  Even more significantly, though, average demand deposit balances increased by nearly $18 million, or 36%, from 2002 to 2003, which had a substantial positive impact on the Company’s net interest margin.

From 2002 to 2003, the Company’s average loan portfolio grew by approximately $38 million, or 17.4%, with earnings on that growth, net of associated funding costs, contributing to net interest income.  Additionally, loan balances, which are the highest yielding component of the Company’s earning assets, declined slightly during 2002 as a portion of the Company’s average asset base.  During 2003, the loan portfolio averaged 69.5% of total assets, while for 2001 and 2000 such balances represented 75.6% and 79.0%, respectively, of average assets.

Based on these indications and current economic conditions, the Company expects moderate changes in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2004. The Company’s net interest margin is anticipated to stay approximately the same as in 2003, and net interest income should increase if loans grow as planned and the loan growth is funded by reasonably priced deposits.  However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

For the year 2003, non-interest income decreased by $214,000 or (4%) to $5,950,000 as compared to $6,164,000 for 2002.  The vast majority of this decrease represents the tax-free net proceeds from key man insurance policies the Bank received in March of 2002 as a result of the death of the Company’s Chief Operating Officer.  The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, and merchant credit card fees.    Service charges on deposit accounts and loan sales income in 2003 accounted for 23.5% and 46.8%, respectively, of total non-interest income, as compared to 16.7% and 37.8%, respectively, for 2002.  Loan servicing income and merchant credit card fees for 2003 were 6.4% and 5.8% respectively, as compared to 5.8% and 5.7%, respectively, of total non-interest income during 2002.

The primary source of non-interest income continues to be the gain recognized on the sale of loans.   Loan sales income increased proportionate to total non-interest income due to the high volume of mortgage loans and government guaranteed loans originated and sold during 2003.  Mortgage loan activity increased presumably as a result of the relatively low rates available on such loans.  It is not expected that this level of loan sales income will be sustained throughout 2004 as consumers who had contemplated refinancing their homes have probably done so.   We anticipate sales of existing homes continuing throughout 2004 as mortgage rates stay at 40 year lows and the construction of new homes continues.  The loan portfolio also includes loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business-Cooperative Service (RBS) and Farm Services Agency (FSA).  The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion.   The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.

Loan servicing income increased as well, as the portfolio of real estate loans being serviced by the Company grew by 63% from 2002 to 2003.   The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company grew by 5% from 2002 to 2003.

Merchant credit card fees decreased slightly from 2002 to 2003, but were approximately the same percentage of average earning assets. Through more aggressive marketing efforts of this product, management expects income from this area to increase somewhat in 2004.

The Company is increasingly focused on enhancing its fee income.  Based on the Company’s efficiency ratio of 62% for 2003, 63% for 2002, and 60% for 2001 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this activity will continue for the foreseeable future.

The Company’s total non-interest expense increased to $13.8 million in 2003, as compared to $12.5 million in 2002 and $9.3 million in 2001.

The largest dollar increase in non-interest expense was in salaries and employee benefits, which increased by $1,592,000, or 24.3% from 2002 to 2003.  This increase resulted from normal cost of living raises, salaries paid to new employees at the new North Paradise office, the expanded North Chico office and the Redding Loan Production office, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continued to grow and implement the new technology acquired throughout the year.  Full time equivalent employees increased to 177 at December 31, 2003 from 152 at December 31, 2002. Benefit costs and employer taxes increased commensurate with the salaries.  It is management’s opinion that the Company can achieve significant growth in loans and deposits with only minimal increases in staff unless more expansion takes place.  Thus, it is expected that salaries and employee benefits will decline as a percentage of earning assets during 2004.

Occupancy expenses were higher by $480,000 or 30.8% when compared to the 2002 total of $1,557,000.  Much of the increase in occupancy expense was related to furniture, fixtures and equipment for the new North Paradise, North Chico and Redding Loan Production offices.    The lease agreement and remodeling costs associated with the North Paradise office, as well as the construction costs and land lease associated with the new North Chico office, also added to the year over year increase.   Advertising and marketing expenses decreased slightly from 2002 to 2003 as we already had name recognition within the areas we expanded to.  The decrease in professional services costs of $98,000 from 2002 to 2003 relates to fewer legal fees paid to resolve problem loans and the fees paid in association with the formation of the holding company, Community Valley Bancorp.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, merchant credit card and ATM operations, and sundry losses totaled $1,241,000 for 2003 as compared to $1,021,000 in 2002 an increase of 21.5%.  Management considers this increase in expenses commensurate with the growth of the Company during 2003.

Other expenses decreased by $840,000 from 2002 to 2003.  As discussed in the non-interest income section, most of this decrease was attributable to the accelerated accrual in 2002 of salary continuation plan benefits associated with the death of the Company’s Chief Operating Officer that will be subsequently paid to his beneficiary.

Non Interest Income/Expense	For the year ended December 31,
(dollars in thousands, unaudited)	2003	% of Total	2002	% of Total	2001	% of Total

OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,397	23.48%	$1,028	16.68%	$966	26.40%
Merchant credit card fees	$343	5.76%	$354	5.74%	$260	7.11%
Other service charges, commissions & fees	$613	10.30%	$467	7.58%	$397	10.85%
Gains on sales of loans	$2,783	46.77%	$2,327	37.75%	$1,422	38.86%
Loan servicing income	$379	6.37%	$356	5.78%	$329	8.99%
Other	$435	7.31%	$1,632	26.48%	$285	7.79%
Total non-interest income	$5,950	100.00%	$6,164	100.00%	$3,659	100.00%
As a percentage of average earning assets		2.31%		2.39%		1.67%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$8,151	65.01%	$6,559	52.31%	$5,298	56.75%
Occupancy costs
Furniture & Equipment	$1,180	9.41%	$937	7.47%	$837	8.97%
Premises	$857	6.83%	$620	4.94%	$499	5.34%
Advertising and marketing costs	$187	1.49%	$191	1.52%	$131	1.40%
Professional services costs
Legal & Accounting	$154	1.23%	$225	1.79%	$177	1.90%
Other professional services	$299	2.38%	$397	3.17%	$374	4.01%
Other operating costs
Credit Card / ATM	$29	0.23%	$70	0.56%	$78	0.84%
Telephone & data communications	$263	2.10%	$226	1.80%	$209	2.24%
Postage & mail	$241	1.92%	$209	1.67%	$188	2.01%
Other	$1,749	13.95%	$2,589	20.65%	$1,160	12.43%
Stationery & supply costs	$632	5.04%	$458	3.65%	$323	3.46%
Sundry & teller costs	$76	0.61%	$58	0.46%	$62	0.66%
Total non-interest expense	$13,818	100.00%	$12,539	100.00%	$9,336	100.00%
As a % of average earning assets		4.29%		4.87%		4.25%

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan losses through charges to earnings.  The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions in 2003, 2002, and 2001 were $655,000, $603,000, and $500,000 respectively.  The loan loss provision is determined by a conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses.”

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

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books.  At December 31, 2003, the Company’s $2.8 net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction.

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

A comparison between the summary year-end balance sheets for 2003 through 1999 was presented previously in the table of Selected Financial Data (see Item 6 above).  As indicated in that table, the Company’s total assets, loans, deposits, and shareholders’ equity have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2002.  Growth in the Company’s total assets over the past year approximated $49 million, or 14.6%, as compared to growth in 2002 of $65 million, or 23.8%. Notable growth was also achieved during 2001 when total assets grew by $58 million or 26.8%.

On the liability side, the deposit mix changed significantly in 2003 and the increased weighting of lower-cost funding sources had an obvious positive impact on the Bank’s cost of interest-bearing liabilities.  The Company had increased its reliance on wholesale funding sources in 2001 to fund the ever increasing loan demand.   This was an intentional asset/liability management strategy and was planned to be a temporary condition.   Because deposit balances could not be grown as quickly as loan growth, the Company funded its loan growth with short-term brokered deposits.  Throughout 2002 we focused on increasing customer deposits to replace wholesale borrowings.  By the end of 2003 all of these brokered deposits had been replaced with deposits from our local markets.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision.  The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category.  At December 31, 2003, gross loans represented 70.8% of total assets, as compared to 69.0% and 73.8% at December 31, 2002 and 2001, respectively.  The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 1999 and 2003.  The Loan Distribution table which follows sets forth the amount of the Company’s total loans outstanding in each category at the dates indicated.

Loan Portfolio Composition

The following table sets forth the composition of the Company’s loan portfolio by type as of the dates indicated:

Loan Distribution

(dollars in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Agricultural	$20,820	$18,935	$19,407	$18,832	$17,504
Commercial	$54,077	$48,661	$42,517	$39,673	$33,356
Real estate - mortgage	$114,911	$82,057	$52,315	$50,069	$33,816
Real estate - construction	$63,196	$64,565	$68,943	$45,855	$19,893
Installment	$21,847	$19,325	$17,764	$16,885	$13,989
	$274,851	$233,543	$200,946	$171,314	$118,558

Deferred loan origination fees, net	$(1,033)	$(837)	$(674)	$(562)	$(304)
Allowance for loan losses	$(3,587)	$(3,007)	$(2,397)	$(2,000)	$(1,390)
	$270,231	$229,699	$197,875	$168,752	$116,864

Percentage of Total Loans
Agricultural	7.58%	8.11%	9.66%	10.99%	14.76%
Commercial	21.01%	20.84%	21.16%	23.16%	28.13%
Real Estate - mortgage	40.48%	35.13%	26.03%	29.23%	28.52%
Real Estate - construction	23.05%	27.65%	34.31%	26.77%	16.78%
Installment	7.89%	8.27%	8.84%	9.86%	11.80%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased $153 million, or 131%, over the last four years.   The largest percentage growth during 2003 came in real estate mortgages, which was also the largest dollar volume increase.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as consumer loans.  As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years.  Loans secured by real estate grew by $31 million, or 37.9%, and commercial loans grew by $5 million, or 16.2%, during 2003.  Loans secured by real estate and commercial loans comprised 64.8% and 19.7%, respectively, of the Bank’s total loan portfolio at the end of 2003.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence.  Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program.  The Company was named the number two USDA Business and Industry lender in California for the fiscal year ending September 30, 2003 by originating over $17 million in loans.  This performance also placed the Company at number seven in the entire United States.  The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally.  This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

The most significant shift in the loan portfolio mix over the past five years has been in loans secured by real estate mortgages, which increased from 28.5% of total loans at the end of 1999 to 40.5% of total loans at the end of 2003.  Real estate lending is an important part of the Company’s focus, and is likely to remain so for the immediate future.  Consumer loans, however, declined to just 7.9% of total loan balances by the end of 2003 from 11.8% at the end of 1999, and agricultural loans dropped during the same period to 7.6% of the Company’s total loan balances from 14.8%.  The decline in the percentage of agricultural loans to total loans over the last few years has been due to the fact that this portion of the portfolio has not grown in relation to the entire portfolio.  We continue to have the same borrowers year after year and have not yet expanded this part of our business.

Another important aspect of the Company’s loan business has been that of residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years.  During 2003, the Company originated and sold aggregate balances of approximately $125 million of such loans, an increase from the $105 million originated and sold in 2002.  The Company services the mortgage loans sold to the Federal National Mortgage Association (FNMA).  As of December 31, 2003, aggregate balances of $156 million were being serviced as compared to $96 million at the end of 2002.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement.  Total unused commitments to extend credit were $133 million at December 31, 2003 as compared to $104 million at December 31, 2002.  These commitments represented 49% of outstanding gross loans at December 31, 2003 and 44% at December 31, 2002, respectively.  The Company’s stand-by letters of credit at December 31, 2003 and 2002 were $3.5 million and $2.2 million, respectively, which represented approximately 1% of total commitments outstanding at the end of 2003 and 2002.  It is not anticipated that all of these stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change.  The same interest rate and liquidity risks that apply to securities are also applicable to lending activity.  Fixed-rate loans are subject to market risk: they decline in value as interest rates rise.  The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk.  The table in Note 16 to the consolidated financial statements shows that at December 31, 2003, the difference in the carrying amount of loans, i.e., their face value, is about $7.2 million or 2.7% less than their fair value.  At the end of 2002, the fair value of loans was about $3.2 million or 1.4% more than the carrying amount.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities.  The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2003, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years.    (Non-accrual loans are intermixed within each category.)

Loan Maturity

(dollars in thousands)

	One year or less	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$14,797	$5,248	$775	$20,820	$—	$6,023
Commercial	$31,109	$13,837	$12,793	$57,739	$1,393	$25,237
Real Estate Mortgage	$65,763	$35,330	$10,156	$111,249	$—	$45,486
Real Estate Construction	$48,013	$14,943	$389	$63,345		$15,332
Installment	$8,153	$12,122	$1,423	$21,698	$—	$13,545

TOTAL	$167,835	$81,480	$25,536	$274,851	$1,393	$105,623

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

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Sutter and Sacramento and Shasta counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets.  The Company’s asset quality continues to be excellent with delinquency ratios at very low levels.  The Company is optimistic that the local and regional economy will continue to perform, but no assurance can be given that this performance will in fact continue.

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

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal and other real estate (“ORE”).  Loans are generally placed on non-accrual status when they become 90 days past due as to principal or interest.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.  ORE consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

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

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Nonaccrual Loans:
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	$46	$134	$1,544	$83	$103
Real Estate
Secured by Commercial/Professional Office	$—	$—	$—	$—	$25
Properties Including Construction and Development	$—	$—	$221	$453	$96
Secured by Residential Properties	$—	$—	$—	$—	$124
Secured by Farmland	$—	$460	$—	$—	$—
Consumer Loans	$8	$—	$—	$—	$11
SUBTOTAL	$54	$594	$1,765	$536	$359

ORE	$—	$—	$13	$51	$431
Total non-performing Assets	$54	$594	$1,778	$587	$790
Restructured Loans	N/A	N/A	N/A	N/A	N/A
Non-performing loans as % of total gross loans	0.02%	0.25%	0.88%	0.31%	0.30%
Non-performing assets as a % of total gross loans and other real estate	0.02%	0.25%	0.88%	0.34%	0.67%

Total non-performing balances stood at $54,000 at the end of 2003, $37,000 of which is a government guaranteed commercial loan.  The Company’s non-performing assets decreased by $540,000 during 2003.  Management considers those loans to be well-reserved (see Allowance for Possible Loan Losses below), and expects to resolve them during 2004.  ORE of $13,000 outstanding at December 31, 2001 was sold during 2002.  There was no ORE outstanding at December 31, 2003.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherit risk in our loan portfolio.  The allowance is increased by provisions charged against current earnings and reduced by net charge-offs.  Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received subsequent to the charge off.  The following table summarizes the activity in the allowance for loan losses for the past five years.

Allowance For Loan Losses

(dollars in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Balances:
Average gross loans outstanding during period	$254,682	$216,953	$194,448	$146,517	$114,168
Gross loans outstanding at end of period	$274,851	$233,542	$200,946	$171,315	$118,559

Allowance for Loan Losses:
Balance at beginning of period	$3,007	$2,397	$2,000	$1,390	$1,329
Adjustments		$—	$—	$—	$—
Provision Charged to Expense	$655	$603	$500	$805	$305

Loan Charge-offs
Agricultural	$—	$—	$—	$—	—
Commercial & Industrial Loans	$77	$—	$29	$112	$146
Real Estate Loans	$—	$4	$—	$37	$30
Consumer Loans	$4	$3	$95	$4	$51
Credit Card Loans	$—	$—	$9	$63	$31
Total	$81	$7	$133	$216	$258

Recoveries
Agricultural	$—	$—	$—	$—	$—
Commercial & Industrial Loans	$—	$14	$16	$20	$—
Real Estate Loans	$—	$—	$—	$—	$—
Consumer Loans	$6	$—	$10	$1	$14
Credit Card Loans	$—	$—	$4	$—	$—
Total	$6	$14	$30	$21	$14
Net Loan Charge-offs (Recoveries)	$75	$(7)	$103	$195	$244
Balance at end of period	$3,587	$3,007	$2,397	$2,000	$1,390

Ratios:
Net Loan Charge-offs to Average Loans	0.03%	0.00%	0.05%	0.13%	0.21%
Allowance for Loan Losses to Gross Loans at End of Period	1.31%	1.29%	1.19%	1.17%	1.17%
Allowance for Loan Losses to Non-Performing Loans	6,642.59%	506.23%	134.81%	340.72%	175.95%

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and monthly adjustment of the allowance.  Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics which could lead to impairment, as well as detailed reviews of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans are, to some extent, based on management’s judgment and experience.

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

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Northern Sacramento Valley.  The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, loan concentrations and the rate of portfolio growth are other qualitative factors that are considered.

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of December 31, 2003 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

(dollars in thousands)

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	% Total (1) Loans	Amount	% Total(1) Loans	Amount	% Total(1) Loans	Amount	% Total(1) Loans	Amount	% Total(1) Loans
Agricultural	$179	7.58%	$146	8.11%	$142	9.66%	$183	10.99%	$170	14.76%
Commercial	$1,258	21.01%	$735	20.84%	$494	21.16%	$407	23.16%	$348	28.13%
Real Estate	$1,815	63.52%	$1,379	62.78%	$1,201	60.34%	$874	55.99%	$424	45.31%
Installment Loans	$335	7.89%	$747	8.27%	$560	8.84%	$536	9.86%	$448	11.80%
TOTAL	$3,587	100.00%	$3,007	100.00%	$2,397	100.00%	$2,000	100.00%	$1,390	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2002, the Company’s allowance for loan losses was $3.6 million.  The loan loss provisions in 2003, 2002, and 2001 totaled $655,000, $603,000, and $500,000, respectively.  Over the past five years, net charge-offs have averaged $78,000.  Through the diligent efforts of our loan officers and collection personnel, the Company was able to end 2003 with net charge-offs of $75,000.

Other Loan Portfolio Information

Loan Concentrations:   The concentration profile of the Company’s loans is discussed in Note 7 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights:  The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans.  Some are sold “servicing released” and the purchaser takes over the collection of the payments.  However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser.  The Company earns a fee for this service.  The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note.  Generally accepted accounting principles (“GAAP”) require companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets.  For loans originated for sale, a portion of the investment in the loan is attributed to the right to receive this fee for servicing and this value is recorded as a separate asset.  Mortgage servicing assets are carried at their amortized cost, which approximates fair value.  At December 31, 2003 and 2002, the amortized cost of these assets was $1,279,000 and $761,300 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $4.3 million at December 31, 2003.  In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company classified its investments into two portfolios:  “held-to-maturity”, and “available-for-sale”.  While SFAS 115 also provides for a trading portfolio classification, the Company has no investments which are so classified.  The held-to-maturity portfolio should consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted by SFAS 115.  Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for the loan portfolio and therefore has not classified many of them as available-for-sale.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $1,004,000 and $480,200, for December 31, 2003 and 2002, respectively.

The investment portfolio was increased in size in 2003 to $4.3 million at the end of the year from its starting balance of $3.4 million.  The Company’s investment portfolio is composed primarily of:  (1) U.S. Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential.  The relative distribution of these groups within the overall portfolio changed significantly in 2003, with a shift out of municipal obligations and into U.S. Agency issues which are the largest portion of the total portfolio at 82.7%, up from 64.7% at the end of 2002.  Municipal issues comprised 17.3% of total investments at the end of 2003, down from 35.3% at the end of 2002.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio

(dollars in thousands)

	As of December 31,
	2003		2002		2001
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Held to maturity
US Government Agencies & Corporations	3,277	3,270	1,882	1,910	619	625
State & political subdivisions	545	554	991	1,014	1,888	1,912
Total held to maturity	$3,822	$3,824	$2,873	$2,924	$2,507	$2,537
Available for sale
US Government Agencies & Corporations	300	302	300	314	300	300
State & political subdivisions	200	200	200	200	200	200
Total available for sale	$500	$502	$500	$514	$500	$500
Total Investment Securities	$4,322	$4,326	$3,373	$3,438	$3,007	$3,037

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2003.  Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

(dollars in thousands)

	As of December 31, 2003
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
US Government agencies & corporations	$	n/a	$48	6.20%	$2,765	5.03%	$189	5.85%	$3,002	5.10%
State & political subdivisions	308	6.55%	512	6.31%	—	n/a	—	n/a	820	6.40%
Total held to maturity	$308	6.55%	$560	6.30%	2,765	5.03%	$189	5.85%	$3,822	5.38%
Available for sale
US Government agencies & corporations	—	n/a	—	n/a	302	6.25%	—	n/a	302	6.25%
State & political subdivisions	—	n/a	—	n/a	200	7.00%	—	n/a	200	7.00%
Total available for sale	$—	n/a	$	n/a	$502	6.55%	$	n/a	$502	6.55%
Total investment securities	$308	6.55%	$560	6.30%	$3,267	5.26%	$189	5.85%	$4,324	5.52%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets.  At December 31, 2003 these areas comprised 6.8% of total assets, as compared to 4.6% of total assets at December 31, 2002.  The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers.  Included in the vault cash amount for December 31, 2003 is $10 million the Bank has committed to fund ATM’s through a program facilitated by one of the Bank’s correspondent bank affiliations.    This is not a loan, or overnight fed funds sold, as there is no physical counterparty.  This program merely provides for the advancement of cash into an ATM in the form of currency. The bank receives the federal funds target rate for the day plus 50 basis points on the outstanding daily balance.

The Company’s operating branches lie within the Federal Reserve Bank (FRB) of San Francisco’s responsibility area of check clearing activities, while the Company’s item processing activities are performed in Chico. As a result, a greater volume of the Company’s balances with correspondent banks have been uncollected funds, and therefore due from bank balances could be greater than similar size institutions in metropolitan areas closer to San Francisco where collection activity is more centralized.  However, if and when the Federal Reserve Bank starts accepting electronic items (i.e., imaged checks) for collection, this geographic disadvantage will be removed.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation expense was $933,000 for the year ended December 31, 2003 as compared to $743,000 during 2002.  The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2003			2002			2001
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,193	$—	$1,193	$1,193	$—	$1,193	$1,193	$—	$1,193
Buildings	$5,667	$946	$4,721	$4,633	$773	$3,860	$3,565	$674	$2,891
Leasehold Improvements	$690	$168	$522	$330	$144	$186	$127	$122	$5
Construction in progress	$138	$—	$138	$103	$—	$103	$418	$—	$418
Furniture and Equipment	$5,106	$3,126	$1,980	$3,977	$2,665	$1,312	$3,333	$2,197	$1,136
Total	$12,794	$4,240	$8,554	$10,236	$3,582	$6,654	$8,636	$2,993	$5,643

The net book value of the Company’s premises and equipment increased by $1.9 million in 2003 primarily due to the opening of the new North Paradise and North Chico branches.   As a percentage of total assets, the Company’s premises and equipment was to 2.2%, at the end of 2003, 2.0% at the end of 2002 and 2.1% at the end of 2001.

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

The Company’s total deposit volume increased to $343 million at the end of 2003, as compared to $298 million at the end of 2002.  Deposit growth of $45 million was achieved during 2003, both as a result of the two new branches opening and the growth of the other six branches within the system.  A significant change in the mix of the deposits took place during 2003 with lower cost core deposit accounts (demand deposits, NOW accounts, money market, and savings) increasing by 20% or $44 million while the higher cost certificates of deposit balances only increased by 1% or $1 million.

As deposit rates continued to decline throughout 2003 depositors chose the liquid option of putting funds into checking accounts rather than reinvesting in certificates of deposit that were yielding nearly the same interest.  The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates.  This trailing characteristic is stronger with time deposits, such as certificates of deposit that pay a fixed rate for some specified term, than with deposit types that have administered rates.   With time deposits accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts.  Only new accounts and those that mature and are renewed will bear the new rate.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2003 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2002
	Three months or less	Three to twelve months	One to three years	Over three Years	Total

Time Certificates of Deposits < $100,000	$14,478	$18,958	$17,396	$1,355	$52,187

Other Time Deposits > $100,000	$5,240	$6,130	$19,997	$1,453	$32,820

TOTAL	$19,718	$25,088	$37,393	$2,808	$85,007

Other Borrowings

The ESOP obtained financing through a $1 million unsecured line of credit from another financial institution with the Company acting as the guarantor.  The note has a variable interest rate, based on an independent index, and a maturity date of March 8, 2008.  At December 31, 2003, the interest rate was 4.25%.  Advances on the line of credit totaled $831,900, 733,100 and 851,500 at December 31, 2003, 2002 and 2001, respectively.  A summary of the activity in this line of credit follows.

The Company has $6 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs.  There were no borrowings outstanding under these arrangements at December 31, 2003 and 2002.

ESOP Note Payable

(dollars in thousands)

	2003	2002	2001

Balance at December 31	$832	$733	$851

Average amount outstanding	$786	$788	$770

Maximum amount outstanding at any month end	$843	$843	$885

Average interest rate for the year	4.15%	4.67%	7.04%

Capital Resources

At December 31, 2003, the Company had total shareholders equity of $29.9 million, comprised of $6.2 million in common stock, and $23.7 million in retained earnings. Total shareholders equity at the end of 2002 was $25.4 million.  Net income has provided $13.9 million in capital over the last three years, of which $2.6 million or approximately 19% was distributed in dividends.  The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2002, the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles.

The Company paid quarterly cash dividends totaling $1,080,000 or $.308 per share in 2003 and $882,200 or $.248 per share in 2002, representing 20% and 18%, respectively of the prior year’s earnings.  (As the holding company reorganization became effective on May 23, 2002, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  Since the second quarter of 2001, the Bank (or the Company, as applicable) has adhered to a policy of paying quarterly cash dividends totaling about 19% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity.    The Company anticipates paying dividends in the future consistent with the general dividend policy as described above.  However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

In June 2003, the Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company.  Stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time.  No shares were repurchased under this program in 2003.

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

At December 31, 2003, the Company had a Tier 1 risk based capital ratio of 12.2%, a total capital to risk-weighted assets ratio of 13.4%, and a leverage ratio of 10.4%.  The Company had a Tier 1 risk-based capital ratio of 12.8%, a total risk-based capital ratio of 14%, and a leverage ratio of 10.4% at December 31, 2002.  Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2003 and 2002.

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

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 7 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2003 commitments to extend credit were the Company’s only financial instruments with off-balance sheet risk.  Loan commitments increased to $138 million from $104 million at December 31, 2002. The commitments represent 49% of the total loans outstanding at year-end 2003 versus 44% at December 31, 2002.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2003:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Subordinated debentures	—	—	—	8,248	8,248
Operating lease obligations	406	822	774	2,682	4,684
Deferred compensation (1)	—	—	—	1,569	1,569
Supplemental retirement plans (1)	106	221	235	1,925	2,487
ESOP note payable				832	832

Total contractual obligations	$512	$1,043	$1,009	$15,256	$17,820

(1)   These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental   retirement plans. See Note 15 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

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

Additionally, the Company maintains $6 million in unsecured borrowing arrangements with two of its correspondent banks.  The Company also has the ability to raise deposits through various deposit brokers, sell investment securities, or sell loans if required for liquidity purposes

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  The Company’s market risk exposure is primarily that of interest rate risk, and it has risk management policies to monitor and limit earnings and balance sheet exposure to changes in interest rates.  The Company does not engage in the trading of financial instruments.

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

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 5%, 15%, and 25% upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario.  As of December 31, 2003, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Int. Income Change	$(561,000)	$555,000	$286,000	$714,000	$1,137,000	$739,000

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by around $286,000, or approximately 1.77%.  Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely increase by approximately $714,000, or 4.43%, over the next year.  The relationship between the change in net interest income under rising and declining rate scenarios is typically inversely proportionate.   However, given the current interest rate environment and the unlikely prospect that interest rates will go any lower the company’s balance sheet is positioned to benefit from rising rates with the exception of the 100 basis points up scenario.  In this case, the company would actually see a decline in the net interest margin because of floors put in place on variable rate loans during the past two years as rates were declining rapidly.  Many of these loans would not adjust up because the floor rates assigned to them would be higher than the adjusted rates.

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

Selected Quarterly Financial Data

Quarterly Financial Data	(Dollars in thousands, except per share data)
2003 Quarter	1st	2nd	3rd	4th

Interest income	$5,053	$5,164	$5,525	$5,775
Net Interest income	$3,902	$4,033	$4,449	$4,736
Net interest income after provision for loan losses	$3,752	$3,913	$4,239	$4,561

Net Income	$1,037	$1,116	$1,434	$1,682

Net income per share, basic	$.29	$.31	$.41	$.49

Net income per share, diluted	$.28	$.30	$.38	$.46

Dividends Declared	$.075	$.075	$.075	$.075

Quarterly Financial Data	(Dollars in thousands, except per share data )
2002 Quarter	1st	2nd	3rd	4th

Interest income	$4,417	$4,379	$4,891	$5,290
Net Interest income	$3,077	$3,212	$3,773	$4,140
Net interest income after provision for loan losses	$2,974	$3,062	$3,623	$3,940

Net Income	$1,253	$972	$1,292	$1,332

Net income per share, basic	$0.37	$0.29	$0.37	$0.37

Net income per share, diluted	$0.35	$0.27	$0.35	$0.36

Dividends Declared	$0.056	$0.056	$0.06	$0.075

Item 8.    Financial Statements and Supplementary Data

The financial statements begin on page 65 of this report

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2003.

Item 9a.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table sets forth, as of March 1, 2004, the names of, and certain information regarding, the directors of Community Valley Bancorp.

Name and Title Other than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years

M. Robert Ching, M.D.	58	2002	Orthopedic surgeon.

Eugene B. Even	76	2002	Retired.

John D. Lanam	69	2002	Retired. Former attorney and senior partner of McKernan, Lanam, Bakke, Benson & Bodney, a law firm.

Donald W. Leforce Chairman of the Board	56	2002	President and former Secretary/Treasurer of Compass Equipment, Inc., a mining and heavy equipment manufacturing corporation.

Charles J. Mathews	66	2003	Owner of Mathews Farms and Partner in Mathews Rice Dryer.

Ellis L. Matthews	70	2002	Retired. Former certified public accountant and senior partner of Matthews & Hutton, an accountancy firm.

Robert L. Morgan, M.D.	76	2002	Retired.

James S. Rickards Secretary	53	2002	Real estate broker associated with Century 21 Select since April, 2000. Former broker associate with Prudential California from 1998.

Keith C. Robbins President/CEO	62	2002	President and Chief Executive Officer of the Bank.

Gary B. Strauss, M.D. Vice Chairman	73	2002	Retired.

Hubert I. Townshend	67	2002	Semi-retired. Involved in general engi-neering, contracting and equipment rental. Past partner of S&T Logging Co. Inc.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers (1) of Community Valley Bancorp acting within their capacities as such.  There are no family relationships between any of the directors of Community Valley Bancorp.  No director of Community Valley Bancorp serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

(1)  As used in this statement, the term “executive officer” of Community Valley Bancorp includes the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer-Chief Operating Officer.

Compensation of Directors

During 2003, directors, other than Mr. Robbins, received a base fee of $800.00 per month for serving as directors (provided the director attends 75% of the meetings) and received additional fees for chairing meetings and attending meetings.  Mr. Robbins also received a base fee of $800.00 per month for serving as a director.  Community Valley Bancorp’s Chairman of the Board also received an additional $300 per month for serving as the Chairman.  Any director, other than Mr. Robbins, who chaired a Board of Directors or committee meeting which met during the month received an additional $50.00 per month for serving as the chairman.  In addition, directors, other than Mr. Robbins, but including the chairman, who attended any Board meeting also received an additional $315.00 per Board of Directors meeting attended.  Directors, other than Mr. Robbins, but including the chairman of any committee, who attended any committee meeting held at the same gathering as a Board of Director’s meeting (other than one committee meeting held concurrently with the Board meeting) also received an additional $50.00 per committee meeting attended.  Directors, other than Mr. Robbins, but including the chairman of any committee, who attended any other committee meeting received $300 per committee meeting attended.  In addition, if any Board of Directors or committee meeting extended beyond three hours, directors, other than Mr. Robbins, received an additional $105.00 per hour for each hour the meeting extended over three hours, subject to a maximum additional $210.00 per meeting.  Directors, other than Mr. Robbins, who traveled to a Board of Directors or committee meeting held outside the town of the director’s residence received an additional $15.00 travel fee per meeting and all other travel in connection with the Board of Director’s or Community Valley Bancorp’s activities was compensated at $.31 per mile.  During 2004, the compensation to directors will be the same as the compensation during 2003.

In May, 1997, each director of Community Valley Bancorp received a stock option under Community Valley Bancorp’s 1997 Stock Option Plan to acquire 13,197 shares of common stock, post the four 4-for-3 stock splits.  The exercise price for these shares is $4.63 per share, post the four 4-for-3 stock splits.  The options are for a term of ten years expiring in May, 2007 and are 100% vested.  In addition, in May, 2000, each director of Community Valley Bancorp, other than Mr. Robbins, received a stock option under Community Valley Bancorp’s 2000 Stock Option Plan to acquire 13,333 shares of common stock, post the two 4-for-3 stock splits.  The exercise price for these shares is $9.42 per share, post the two 4-for-3 stock splits.  The options are for a term of ten years expiring in May, 2010.  The vesting of the director options is 20% of the total option amount per year with the first 20% amount having vested in May, 2001.

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

Executive Officers

The following table sets forth information, as of March 1, 2004, concerning executive officers of Community Valley Bancorp:

Name	Age	Position and Principal Occupation For the Past Five Years
Keith C. Robbins	62	President and Chief Executive Officer of Community Valley Bancorp

John F. Coger	54	Executive Vice President and Chief Financial Officer and Chief Operating Officer of Community Valley Bancorp.

Item 11.  Executive Compensation

The persons serving as the executive officers of Community Valley Bancorp received during 2003, and are expected to continue to receive in 2004, cash compensation in their capacities as executive officers of Community Valley Bancorp

The following Summary Compensation Table indicates the compensation of Community Valley Bancorp’s executive officers.

Summary Compensation Table

Annual Compensation						Long Term Compensation
						Awards		Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARS	LTIP Payouts ($)	All Other Compen- sation ($)(3)(4)
Keith C Robbins	2003	$234,108	(2)	$237,527	0	0		0	$19,129
President and Chief	2002	$216,121	(1)	$240,851	0	0		0	$17,242
Executive Officer	2001	$175,253	(1)	$230,159	0	0		0	$13,122

John F Coger	2003	$145,140		$181,654	0	0		0	$10,948
Executive Vice President	2002	$135,644		$185,012	0	0		0	$10,255
and Chief Financial Officer	2001	$104,060		$189,441	0	0		0	$9,452

(1) Includes $6,300 in directors fees

(2) Includes $9,600 in directors fees

(3) This amount represents Community Valley Bancorp’s contribution under Community Valley Bancorp’s Employee Stock Ownership Plan, and the cost of premiums for excess medical, dental and life insurance

(4) This amount does not include Community Valley Bancorp’s contribution under Community Valley Bancorp’s Employee Stock Ownership Plan as such amount has not yet been determined.

Option/SAR Exercises and Year-End Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Value

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options/SARs at Year-End ($) Exercisable/ Unexercisable
			Options Only	Options Only
Keith C Robbins	-0-	-0-	18,056/8,000	$256,983/$86,640

			Options Only	Options Only
John F Coger	-0-	-0-	5,333/8,000	$57,756/$86,640

Mr. Robbins has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2004.  In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract.  Mr. Robbins’ annual salary is currently fixed at $234,108 and may be renegotiated.  Under the terms of the employment contract, Mr. Robbins is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria.  In the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 21.5% of the amount in excess of the 10% return on equity.  Mr. Robbins will be entitled to incentive compensation in the amount of 38.45% of the bonus pool.  Mr. Robbins’ employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days.  In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Robbins in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Robbins has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $150,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”), or until the death of the Employee whichever event last occurs  In the event of disability while Mr. Robbins is actively employed prior to Retirement Age, he will have the option to take the $150,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy.  In the event Mr. Robbins dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $150,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death.  In the event of termination without cause, early retirement, or voluntary termination, Mr. Robbins shall receive $150,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Robbins terminates employment and attains age 65.  In the event Mr. Robbins is terminated for cause he will forfeit any benefits from the salary continuation agreement.

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

Mr. Coger has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2004.  In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract.  Mr. Coger’s annual salary is currently fixed at $145,140 and may be renegotiated.  Under the terms of the employment contract, Mr. Coger is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria.  In the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 21.5% of the amount in excess of the 10% return on equity.  Mr. Coger will be entitled to incentive compensation in the amount of 29.33% of the bonus pool.  Mr. Coger’s employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days.  In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Coger in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Coger has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $125,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”), or until the death of the Employee whichever event last occurs.  In the event of disability while Mr. Coger is actively employed prior to Retirement Age, he will have the option to take the $125,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy.  In the event Mr. Coger dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $125,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death.  In the event of termination without cause, early retirement, or voluntary termination, Mr. Coger shall receive $125,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Coger terminates employment and attains age 65.  In the event Mr. Coger is terminated for cause he will forfeit any benefits from the salary continuation agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Management of Community Valley Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of common stock, except as set forth in the table below.  The following table sets forth, as of March 1, 2004, the number and percentage of shares of outstanding common stock beneficially owned, directly or indirectly, by each of Community Valley Bancorp’s directors and principal shareholders and by the directors and officers of Community Valley Bancorp as a group.  The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which the director, principal shareholder or officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of March 1, 2004.  Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned.  Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of Community Valley Bancorp.

Amount and Nature of Beneficial Owner	Beneficial Ownership		Percent of Class(1)

Directors and Named Officers:
M. Robert Ching, M.D.	101,720	(2)	2.7
John F. Coger	89,837	(3)	2.3
Eugene B. Even	73,325	(4)	1.9
John D. Lanam	87,055	(5)	2.3
Donald W. Leforce	104,203	(6)	2.7
Charles J. Mathews	0		0
Ellis L. Matthews	56,853	(7)	1.5
Robert L. Morgan, M.D.	140,158	(8)	3.1
James S. Rickards	91,862	(9)	2.4
Keith C. Robbins	94,722	(10)	2.5
Gary B. Strauss, M.D.	160,853	(11)	4.2
Hubert I. Townshend	117,785	(12)	3.0

Principal Shareholder
Butte Community Bank ESOP	196,090	(13)	5.4
Schmelke Family Trust	194,844	(14)	5.4

All Directors and Officers
as a Group (12 in all)	1,097,176		30.2

(1)           Includes shares subject to options held by each director and the directors and officers as a group that are exercisable within 60 days of March 1, 2004.  These are treated as issued and outstanding for the purpose of computing the percentage of each director and the directors and officers as a group but not for the purpose of computing the percentage of class of any other person.  Total shares and ownership have been adjusted for four-for-three stock split with record date of March 2, 2004.

(2)           Dr. Ching has shared voting and investment powers as to 25,333 these shares and has 18,530 acquirable by exercise of stock options.

(3)           Mr. Coger has shared voting and investment powers as to 62,806 of these shares and has 5,333 shares acquirable by exercise of stock options.

(4)           Mr. Even has 8,000 shares acquirable by exercise of stock options.

(5)           Mr. Lanam has shared voting and investment powers as to 54,477 shares and has 17,612 shares acquirable by exercise of stock options.

(6)           Mr. Leforce has shared voting and investment powers as to 80,565 shares and has 20,396 shares acquirable by exercise of stock options.

(7)           Mr. E. Matthews has 17,863 shares acquirable by exercise of stock options.

(8)           Dr. Morgan has 21,197 shares acquirable by exercise of stock options.

(9)           Mr. Rickards has shared voting and investment powers as to 56,514 shares and has 17,884 shares acquirable by exercise of stock options.

(10)         Mr. Robbins has shared voting and investment powers as to 24,794 shares and has 18,056 shares acquirable by exercise of stock options.

(11)         Dr. Strauss has shared voting and investment powers as to 109,696 shares and has 21,196 shares acquirable by exercise of stock options.

(12)         Mr. Townshend has 16,056 shares acquirable by exercise of stock options.

(13)         Community Valley Bancorp ESOP’s address is c/o Community Valley Bancorp, 2041 Forest Avenue, Chico, California 95928.

(14)         The Schmelke Family Trust’s address is c/o Community Valley Bancorp, 2041 Forest Avenue, Chico, California 95928.

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

Item 14.  Principal Accountant Fees and Services

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is by this reference incorporated herein.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           List of documents filed as part of this report

(1)           Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Independent Auditor’s Report
II.	Consolidated Balance Sheet - December 31, 2003 and 2002
III.	Consolidated Statement of Income - Years Ended December 31, 2003, 2002 and 2001
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2003, 2002 and 2001
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
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

(10.2)1.	Amendment to Salary Continuation Agreement of April 14, 1998 for Keith C Robbins dated January 1, 2004. Incorporated in document on page 55.
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

(10.7)1.	Amendment to Salary Continuation Agreement of April 14, 1998 for John F Coger dated January 1, 2004. Incorporated in document on page 56.
(10.8)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F. Coger.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.9)

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

(10.12)

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

(10.17)

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

(10.23)

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

(10.26)

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

(10.31)

Director Retirement Agreement for John D. Lanam dated April 14, 1998.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.32)

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

(10.34)

Director Retirement Agreement for Ellis L. Matthews dated April 14, 1998.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.35)

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

(10.37)

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

(11)	See Item 6. Selected Financial Data Note 1 for Statement re computation of earnings per share
(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios
(21)	Listing of Subsidiaries of Registrant attached.
(31.1)	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
(32.1)	Section 1350 certification of Chief Executive Officer
(32.2)	Section 1350 certification of Chief Financial Officer
(99.1)	1991 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.2)	1997 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.3)	2000 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.4)	Director Emeritus Plan dated March 20, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(b)  Reports on Form 8-K

On December 19, 2003, the Company filed a Report on Form 8-K announcing a ten cent per share Cash Dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 24, 2004	COMMUNITY VALLEY BANCORP
a California corporation

	By:	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By:	/s/ John F. Coger
John F. Coger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 24, 2004
M. Robert Ching

/s/ Eugene B. Even	Director	March 24, 2004
Eugene B. Even

/s/ John D. Lanam	Director	March 24, 2004
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 24, 2004
Donald W. Leforce

/s/ Charles Mathews	Director	March 24, 2004
Charles Mathews

/s/ Ellis L. Matthews	Director	March 24, 2004
Ellis L. Matthews

/s Robert L. Morgan	Director	March 24, 2004
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	March 24, 2004
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	March 24, 2004
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	March 24, 2004
Gary B. Strauss	Vice Chairman

/s/ Hubert Townshend	Director	March 24, 2004
Hubert Townshend

/s/ John F. Coger	Executive Vice President	March 24, 2004
John F. Coger	and Chief Financial Officer

COMMUNITY VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002 AND 2001

AND

INDEPENDENT AUDITOR’S REPORT

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
and Shareholders

Community Valley Bancorp
and Subsidiary

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
February 20, 2004

COMMUNITY VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2003 and 2002

	2003	2002

ASSETS

Cash and due from banks	$26,204,700	$15,621,400
Federal funds sold	50,605,000	57,410,000
Interest-bearing deposits in banks	7,925,000	4,061,000
Loans held for sale	2,279,100	7,911,700
Investment securities (Note 2):
Available-for-sale, at market value	502,000	514,000
Held-to-maturity, at cost, with market values of $3,823,700 in 2003 and $2,924,000 in 2002	3,822,500	2,872,900

Loans, less allowance for loan losses of $3,587,200 in 2003 and $3,006,800 in 2002 (Notes 3, 7 and 14)	270,231,300	229,699,200
Premises and equipment, net (Note 5)	8,553,900	6,653,100
Accrued interest receivable and other assets (Notes 4, 13 and 15)	16,599,200	12,740,000

	$386,722,700	$337,483,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$68,463,100	$62,888,900
Interest bearing (Note 6)	274,048,300	235,091,900

Total deposits	342,511,400	297,980,800

Employee stock ownership plan (ESOP) note payable (Notes 10 and 15)	831,900	732,100
Junior subordinated debentures (Note 8)	8,248,000	8,248,000
Accrued interest payable and other liabilities (Note 15)	5,182,900	5,141,800

Total liabilities	356,774,200	312,102,700

Commitments and contingencies (Note 7)

Shareholders’ equity (Note 11):
Common stock - no par value; authorized – 20,000,000 shares, issued – 3,621,824 shares in 2003 and 3,580,468 shares in 2002	7,271,400	6,660,000
Unearned ESOP shares (90,909 shares in 2003 and 87,249 shares in 2002, at cost) (Note 15)	(1,070,700)	(851,900)
Retained earnings	23,745,700	19,558,400
Accumulated other comprehensive income (Note 2)	2,100	14,100

Total shareholders’ equity	29,948,500	25,380,600

	$386,722,700	$337,483,300

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Interest income:
Interest and fees on loans	$20,528,000	$18,157,400	$18,823,700
Interest on Federal funds sold	633,900	572,700	659,400
Interest on deposits in banks	201,400	81,200	60,800
Interest on investment securities:
Taxable	104,700	76,200	91,700
Exempt from Federal income taxes	48,600	89,400	120,100

Total interest income	21,516,600	18,976,900	19,755,700

Interest expense:
Interest expense on deposits (Note 6)	3,924,300	4,735,000	7,289,300
Interest expense on junior subordinated debentures	438,800
Interest expense on ESOP note payable (Notes 10 and 15)	33,100	39,500	55,000

Total interest expense	4,396,200	4,774,500	7,344,300

Net interest income	17,120,400	14,202,400	12,411,400

Provision for loan losses (Note 3)	655,000	603,000	500,000

Net interest income after provision for loan losses	16,465,400	13,599,400	11,911,400

Non-interest income:
Service charges and fees	1,397,300	1,028,300	965,800
Loan servicing income	379,500	356,200	329,000
Gain on sale of loans	2,783,400	2,326,500	1,421,700
Other (Note 12)	1,390,200	2,453,000	942,900

Total non-interest income	5,950,400	6,164,000	3,659,400

Non-interest expense:
Salaries and employee benefits (Notes 3 and 15)	8,150,800	6,558,700	5,297,800
Occupancy and equipment (Notes 5 and 7)	2,037,200	1,557,400	1,336,300
Other (Note 12)	3,629,600	4,422,700	2,701,300

Total non-interest expense	13,817,600	12,538,800	9,335,400

Income before income taxes	8,598,200	7,224,600	6,235,400

Income taxes (Note 13)	3,329,000	2,375,000	2,424,000

Net income	$5,269,200	$4,849,600	$3,811,400

Basic earnings per share (Note 11)	$1.50	$1.40	$1.15

Diluted earnings per share (Note 11)	$1.42	$1.33	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Unearned ESOP	Retained	Compre- hensive	Share- holders’	Accum- ulated Other Compre- hensive
	Shares	Amount	Shares	Earnings	Income	Equity	Income

Balance, January 1, 2001	3,251,281	$5,145,100	$(671,500)	$12,370,200		$16,843,800

Comprehensive income:
Net income				3,811,400		3,811,400	$3,811,400

Exercise of stock options and related tax benefit (Note 11)	279,904	908,600				908,600
Earned ESOP shares (Note 15)		77,600	61,300			138,900
Shares acquired by ESOP (Note 15)			(291,900)			(291,900)
Cash dividends - $.169 per share (Note 11)				(590,600)		(590,600)

Balance, December 31, 2001	3,531,185	6,131,300	(902,100)	15,591,000		20,820,200

Comprehensive income:
Net income				4,849,600		4,849,600	$4,849,600
Other comprehensive income:
Unrealized gains on available-for- sale investment securities (Note 2)					$14,100	14,100	14,100

Total comprehensive income							$4,863,700

Exercise of stock options and related tax benefit (Note 11)	49,283	426,200				426,200
Earned ESOP shares (Note 15)		107,800	50,200			158,000
Cash dividends - $.248 per share (Note 11)				(882,200)		(882,200)
Cash in lieu of fractional shares in four-for-three stock split (Note 11)		(5,300)				(5,300)

Balance, December 31, 2002	3,580,468	6,660,000	(851,900)	19,558,400	14,100	25,380,600

Comprehensive income:
Net income				5,269,200		5,269,200	$5,269,200
Other comprehensive income:
Unrealized losses on available-for- sale investment securities (Note 2)					(12,000)	(12,000)	(12,000)

Total comprehensive income							$5,257,200

Exercise of stock options and related tax benefit (Note 11)	41,356	461,900				461,900
Earned ESOP shares (Note 15)		149,500	102,200			251,700
Shares acquired or redeemed by ESOP (Note 15)			(321,000)			(321,000)
Cash dividends - $.30 per share (Note 11)				(1,081,900)		(1,081,900)

Balance, December 31, 2003	3,621,824	$7,271,400	$(1,070,700)	$23,745,700	$2,100	$29,948,500

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income	$5,269,200	$4,849,600	$3,811,400
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	655,000	603,000	500,000
Increase in loan origination fees, net	196,000	162,800	111,200
Depreciation, amortization and accretion, net	973,300	764,400	693,500
Increase in cash surrender value of life insurance policies, net	(379,700)	(176,600)	(206,000)
Non-cash compensation cost associated with the ESOP	251,700	158,000	138,900
Loss (gain) on disposition of equipment	8,400	(153,000)	(29,200)
Gain on life insurance death benefit		(1,172,600)
Writedown of other real estate to market value			39,200
Decrease (increase) in loans held for sale	5,632,600	(1,933,200)	(4,318,900)
(Increase) decrease in accrued interest receivable and other assets	(1,019,700)	(2,388,700)	1,114,300
Increase in accrued interest payable and other liabilities	38,200	699,900	879,400
Deferred taxes	(639,000)	(634,000)	(286,000)

Net cash provided by operating activities	10,986,000	779,600	2,447,800

Cash flows from investing activities:
Purchase of available-for-sale investment securities			(299,800)
Purchase of held-to-maturity investment securities	(4,542,300)	(1,617,000)	(462,200)
Proceeds from matured or called held-to-maturity investment securities	3,440,000	1,135,000	2,057,000
Proceeds from principal repayments of held-to-maturity investment securities	112,900	94,600
Net (increase) decrease in interest-bearing deposits in banks	(3,864,000)	(3,367,000)	890,000
Net increase in loans	(41,383,100)	(32,589,900)	(29,734,500)
Premiums paid for life insurance policies	(1,626,200)	(396,300)	(143,700)
Death benefit from life insurance policies		1,750,000
Purchases of premises and equipment	(2,869,600)	(2,017,000)	(1,142,700)
Proceeds from sale of equipment	26,900	416,000	56,800
Proceeds from sale of other real estate		12,600

Net cash used in investing activities	(50,705,400)	(36,579,000)	(28,779,100)

	2003	2002	2001

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$43,926,500	$72,408,500	$32,081,700
Net increase (decrease) in time deposits	604,100	(20,847,600)	20,213,300
Repayments of ESOP note payable	(221,200)	(119,400)	(83,800)
Proceeds from ESOP note payable	321,000		291,900
Purchase of unearned ESOP shares	(321,000)		(291,900)
Proceeds from exercise of stock options	267,300	287,200	454,000
Cash paid for fractional shares		(5,300)
Payment of cash dividend	(1,079,000)	(812,200)	(391,900)
Proceeds from junior subordinated debentures		8,248,000

Net cash provided by financing activities	43,497,700	59,159,200	52,273,300

Increase in cash and cash equivalents	3,778,300	23,359,800	25,942,000

Cash and cash equivalents at beginning of year	73,031,400	49,671,600	23,729,600

Cash and cash equivalents at end of year	$76,809,700	$73,031,400	$49,671,600

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$4,395,700	$5,523,700	$7,240,600
Income taxes	$4,350,000	$2,751,000	$2,279,000

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(12,000)	$14,100

Non-cash financing activities:
Release of unearned ESOP shares	$102,200	$50,200	$61,300
Accrual of cash dividend declared	$271,400	$268,500	$198,700

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

In May 2002, Community Valley Bancorp (“Community Valley”) was incorporated as a bank holding company for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization.  The new corporate structure gives Community Valley and the Bank greater flexibility in terms of operation, expansion and diversification.  The reorganization was approved by the Bank’s shareholders on May 23, 2002, and all required regulatory approvals with respect to the reorganization were obtained.  The reorganization was consummated in June 2002, subsequent to which the Bank continued its operations as previously conducted but as a wholly-owned subsidiary of Community Valley.

Founded in 1990, the Bank is a state-chartered financial institution with eight branches in five cities including Chico, Magalia, Oroville, Paradise and Yuba City and loan production offices in Roseville and Redding.  The Bank provides traditional deposit and lending services including commercial and construction loans, government guaranteed loans such as those available from the USDA and SBA, merchant services and investment services.

On December 19, 2002, Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities (see Note 8).

The accounting and reporting policies of Community Valley Bancorp and its subsidiary (collectively, the “Company”) conform with accounting principles generally accepted in the United States of America and prevailing practice within the banking industry.  The more significant of these policies applied in the preparation of the accompanying consolidated financial statements are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Valley and its wholly-owned subsidiary, Butte Community Bank.  Significant intercompany transactions and balances have been eliminated in consolidation.

For financial reporting purposes, the Company’s investment in the Trust (see Note 8) is accounted for under the equity method and is included in accrued interest receivable and other assets on the consolidated balance sheet.  The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected in the Company’s consolidated balance sheet in accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

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

ATM Cash Funding Program

During 2003, the Company entered into an ATM cash funding agreement through a correspondent bank.  The program provides fee income to the Company equal to the average amount provided at the federal funds rate plus fifty basis points.  Under rules and regulations of the Federal Reserve Bank, these funds, totaling $9,982,800 at December 31, 2003, are considered to be vault cash and, accordingly, are included in the Company’s consolidated balance sheet as cash and due from banks.

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

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $63,510,800 and $58,867,200 as of December 31, 2003 and 2002, respectively.

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market.  Loans held for sale are carried at the lower of cost or market value.  Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans.  At the time the loan is sold, the related right to service the loan is either retained, with the Company earning future servicing income, or released in exchange for a one-time servicing-released premium.  Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer.  Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $155,994,200 and $95,746,600 as of December 31, 2003 and 2002, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $3,200,100 and $7,069,400 as of December 31, 2003 and 2002, respectively.

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

The allowance for loan losses is established through a provision for loan losses which is charged to expense.  Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth.  The allowance for loan losses at December 31, 2003 and 2002 reflects management’s estimate of possible losses in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of premises are estimated to be thirty to thirty-nine years.  Leasehold improvements are amortized over the life of the improvement or the life of the related lease, whichever is shorter.  The useful lives of furniture, fixtures and equipment are estimated to be three to ten years.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Company’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.  The allowance is established through a provision for losses on other real estate which is included in other expenses.  Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.  On the consolidated balance sheet, other real estate is included in accrued interest receivable and other assets.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Comprehensive Income

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income represents net income and other comprehensive income or loss.  Unrealized gains or losses on the Company’s available-for-sale investment securities are the principle source of other comprehensive income or loss.  Because the Company holds its investment securities principally as held-to-maturity securities, the Company’s net income approximates its comprehensive income.  Comprehensive income is reported in the accompanying statement of changes in shareholders’ equity.

Stock-Based Compensation

At December 31, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 11.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.  Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	2003	2002	2001

Net earnings, as reported	$5,269,200	$4,849,600	$3,811,400
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	264,700	273,900	150,800

Pro forma net earnings	$5,004,500	$4,575,700	$3,660,600

Basic earnings per share -as reported	$1.50	$1.40	$1.15
Basic earnings per share - pro forma	$1.42	$1.32	$1.10

Diluted earnings per share - as reported	$1.42	$1.33	$1.07

Diluted earnings per share - pro forma	$1.36	$1.28	$1.06

The fair value of each option is estimated on the date of grant using an option pricing model with the following assumptions:

	2003	2001

Expected volatility	30.09%	64.58%
Risk-free interest rate	4.52%	4.58%
Expected option life	10 years	10 years
Weighted average fair value of options granted during the year	$7.31	$5.72

Impact of New Financial Accounting Standards

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  In managements opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB revised FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities.  The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur.  FIN 46 is effective for all VIE’s created after January 31, 2003 and became effective for VIE’s that existed before February 1, 2003 for the first period ended after December 15, 2003.  As of December 31, 2003, the Company does not believe it has any VIE’s for which this interpretation would require consolidation.  However, under FIN 46, the Company’s subsidiary, Community Valley Bancorp Trust I, which issued mandatorily redeemable trust preferred securities, is required to be deconsolidated.  Deconsolidation of the Trust did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan.  This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for all loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Management has not completed its evaluation of the impact this pronouncement may have on the Company’s consolidated financial position or results of operations.

2.             INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities at December 31, 2003 and 2002 consisted of the following:

Available-for-Sale:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$299,900	$2,100		$302,000
Obligations of states and political subdivisions	200,000			200,000

	$499,900	$2,100	$—	$502,000

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$299,900	$14,100		$314,000
Obligations of states and political subdivisions	200,000			200,000

	$499,900	$14,100	$—	$514,000

Unrealized gains on available-for-sale investment securities totaling $2,100 were recorded as accumulated other comprehensive income within shareholders’ equity at December 31, 2003.  Unrealized gains on available-for-sale investment securities totaling $14,100 were recorded as accumulated other comprehensive income within shareholders’ equity at December 31, 2002.  Tax liabilities associated with such gains was not significant.  There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2003, 2002 and 2001.

Held-to-Maturity:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$3,278,100	$18,100	$(26,400)	$3,269,800
Obligations of states and political subdivisions	544,400	9,500		553,900

	$3,822,500	$27,600	$(26,400)	$3,823,700

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$1,882,000	$28,400	$(100)	$1,910,300
Obligations of states and political subdivisions	990,900	23,900	(1,100)	1,013,700

	$2,872,900	$52,300	$(1,200)	$2,924,000

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003, held-to-maturity investments in U.S. Government agencies with an estimated market value of $1,422,300 had gross unrealized losses of $26,400.  None of these unrealized losses have been in a continuous loss position for more than a year.  Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline is due only to interest rate fluctuations.

The amortized cost and estimated market value of investment securities at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Within one year			$307,800	$312,500
After one year through five years			560,500	578,200
After five years through ten years	$499,900	$502,000	2,765,000	2,743,600
After ten years			189,200	189,400

	$499,900	$502,000	$3,822,500	$3,823,700

Investment securities with amortized costs totaling $994,400 and $465,000 and market values totaling $1,003,900 and $480,200 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2003 and 2002, respectively.

3.             LOANS

Outstanding loans are summarized as follows:

	December 31,
	2003	2002

Real estate - mortgage	$114,911,700	$82,056,900
Real estate - construction	63,195,500	64,565,200
Commercial	54,076,500	48,660,700
Agricultural	20,819,900	18,934,700
Installment	21,847,400	19,325,000

	274,851,000	233,542,500

Deferred loan origination fees, net	(1,032,500)	(836,500)
Allowance for loan losses	(3,587,200)	(3,006,800)

	$270,231,300	$229,699,200

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2003	2002	2001

Balance, beginning of year	$3,006,800	$2,396,700	$2,000,200
Provision charged to operations	655,000	603,000	500,000
Losses charged to allowance	(81,200)	(7,400)	(133,300)
Recoveries	6,600	14,500	29,800

Balance, end of year	$3,587,200	$3,006,800	$2,396,700

The Company had no significant loans which management considered to be impaired during the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003 and 2002, nonaccrual loans totaled $54,200 and $594,300, respectively.  Interest foregone on nonaccrual loans totaled $1,200, $35,400 and $21,600 for the years ended December 31, 2003, 2002 and 2001, respectively.

Salaries and employee benefits totaling $1,032,300, $980,100 and $820,600 have been deferred as loan origination costs for the years ended December 31, 2003, 2002 and 2001, respectively.

4.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2003	2002

Accrued interest receivable	$2,607,300	$2,330,300
Deferred tax assets, net (Note 13)	2,787,000	2,148,000
Cash surrender value of life insurance policies (Note 15)	6,296,800	4,290,900
Mortgage servicing assets	1,397,000	761,300
Prepaid expenses	872,200	820,000
Other	2,638,900	2,389,500

	$16,599,200	$12,740,000

Originated mortgage servicing assets totaling $1,111,400, $546,000 and $87,700 were recognized during the years ended December 31, 2003, 2002 and 2001, respectively.  Amortization of mortgage servicing assets totaled $475,700, $209,900 and $176,300 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.             PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2003	2002

Land	$1,192,800	$1,192,800
Buildings and improvements	5,667,200	4,632,600
Furniture, fixtures and equipment	5,106,200	3,977,100
Leasehold improvements	690,100	329,800
Construction in progress	137,600	102,700

	12,793,900	10,235,000
Less accumulated depreciation and amortization	(4,240,000)	(3,581,900)

	$8,553,900	$6,653,100

Depreciation and amortization included in occupancy and equipment expense totaled $933,500, $742,800 and $690,200 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.                                      INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2003	2002

Savings	$24,945,800	$19,558,100
Money market	33,819,500	22,851,800
NOW accounts	130,275,200	108,615,100
Individual retirement accounts	7,211,100	6,874,400
Time, $100,000 or more	31,393,700	23,830,800
Other time	46,403,000	53,361,700

	$274,048,300	$235,091,900

Aggregate annual maturities of time deposits at December 31, 2003 are as follows:

Year Ending December 31,

2004	$40,749,700
2005	33,824,000
2006	920,600
After 2008	2,302,400

$77,796,700

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2003	2002	2001

Savings	$121,500	$173,400	$244,100
Money market	356,500	341,400	545,100
NOW accounts	1,049,700	1,042,800	680,400
Individual retirement accounts	185,400	218,400	276,900
Time, $100,000 or more	853,200	807,300	1,652,000
Other time	1,358,000	2,151,700	3,890,800

	$3,924,300	$4,735,000	$7,289,300

7.                                      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three branch offices and certain equipment under noncancellable operating leases.  Future minimum lease payments and sublease rental income are as follows:

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income

2004	$406,400	$123,600
2005	415,000	119,800
2006	407,400	115,900
2007	377,000	110,600
2008	396,400	101,100
Thereafter	2,682,100	448,700

	$4,684,300	$1,019,700

Rental expense included in occupancy and equipment expense totaled $391,200, $190,200 and $149,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Sublease income included in occupancy expense totaled $90,800, $45,400 and $11,200 for the years ended December 31, 2003, 2002 and 2001, respectively.

The North Chico branch lease can be renewed for three successive five-year terms after the lease expires August 31, 2028 and the Central Chico branch lease can be renewed for four successive five-year terms after the lease expires September 30, 2011.  The Magalia branch lease can be renewed for two successive five-year terms after the lease expires March 31, 2005.  The Paradise branch lease can be renewed for two successive five-year terms after the lease expires March 31, 2013.  The North Valley Plaza branch lease in Chico can be renewed for two successive five-year terms after the lease expires February 28, 2013.

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2003	2002

Commitments to extend credit	$137,857,000	$103,605,300
Letters of credit	$3,450,700	$2,229,500

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

Commercial loan commitments represent approximately 15% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates.  Agricultural loan commitments represent approximately 8% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates.  Real estate loan commitments represent approximately 69% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  The majority of real estate commitments also have variable interest rates.  Personal lines of credit and home equity lines of credit represent the remaining 8% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

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

In addition, the Company’s real estate and construction loans represent approximately 65% of outstanding loans at December 31, 2003, compared to approximately 63% at December 31, 2002.  Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions.  In management’s opinion, although this concentration has no more than the normal risk of collection, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $1,531,600 at December 31, 2003.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash.  The Bank’s vault cash fulfilled its reserve requirement at December 31, 2003.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

8.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I (CVB Trust I) is a Delaware statutory business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Company’s equity interest in the trust, totaling $248,000, is accounted for under the equity method and is included in accrued interest receivable and other assets on the accompanying consolidated balance sheet and the junior subordinated debentures (the “Subordinated Debentures”) held by the trust and issued and guaranteed by the Company are reflected on the Company’s consolidated balance sheet in accordance with the provisions of FIN 46.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2003, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

In December 2002, the Company issued to CVB Trust I Subordinated Debentures due December 31, 2032.  Simultaneously, CVB Trust I issued 8,000 floating rate trust preferred securities, with liquidation values of $1,000 per security, for gross proceeds of $8,000,000.  The Subordinated Debentures represent the sole assets of the Trust.  The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB.  The Company may redeem the Subordinated Debentures held by CVB Trust I on any December 31st on or after December 31, 2007.  The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event, which is defined in the debenture.  The floating rate trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on December 31, 2032.

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis.  The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.30% with a maximum rate of 12.5% annually, adjustable quarterly.  The average LIBOR rate for the year ended December 31, 2003 was 1.26%.

9.                                      SHORT-TERM BORROWING ARRANGEMENTS

The Company has $6,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs.  There were no borrowings outstanding under these arrangements at December 31, 2003 and 2002.

10.                               EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) NOTE PAYABLE

The ESOP obtained financing through a $1,000,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15).  The note has a variable interest rate, based on an independent index, and a maturity date of April 8, 2010.  At December 31, 2003, the interest rate was 4.0%.  Advances on the line of credit totaled $831,900 and $732,100 at December 31, 2003 and 2002, respectively.

11.                               SHAREHOLDERS’ EQUITY

Dividends

The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available for the payment of dividends, as provided in the California General Corporation Law.  The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of the proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the “quantitative solvency” and the “liquidity” tests.  In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1-1/4 times its liabilities.  The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must equal at least 1-1/4 times current liabilities. In certain circumstances, the Company may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to shareholders of the Company.

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2003, retained earnings of $10,926,000 were free of such restrictions.

Stock Split

On February 20, 2004, the Board of Directors declared a four-for-three stock split effective March 26, 2004 for shareholders of record on March 2, 2004.  All share and per share data has been retroactively adjusted to reflect the stock split.

On August 20, 2002, the Board of Directors declared a four-for-three stock split effective September 30, 2002 for shareholders of record on September 16, 2002.  All share and per share data has been retroactively adjusted to reflect the stock split.

Stock Repurchase Plan

In June 2003, the Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company.  Stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time.  No shares were repurchased under this program in 2003.

Stock Options

The Company has established stock option plans for which shares of common stock have been reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately.  Under the 1997 and 1991 plans, 201,588 shares of common stock are reserved for issuance to employees and directors, and the related options are exercisable until their expiration.  However, no new options will be granted under these plans.  Under the Company’s 2000 stock option plan, 373,153 shares of common stock are reserved for issuance to employees and directors, of which 111,334 shares are available for future grants.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Incentive Options

Options outstanding, beginning of year	266,113	$8.84	216,865	$6.35	392,764	$4.28

Options granted	6,667	$19.31	84,888	$14.16
Options exercised	(28,689)	$5.95	(35,640)	$6.31	(175,899)	$1.75
Options cancelled	(3,556)	$13.73

Options outstanding, end of year	240,535	$9.41	266,113	$8.84	216,865	$6.35

Options exercisable, end of year	160,531	$7.36	144,207	$5.61	130,752	$5.25

Non-Qualified Options

Options outstanding, beginning of year	232,872	$7.35	246,515	$7.20	350,520	$5.48

Options granted	2,667	$19.31
Options exercised	(12,667)	$7.64	(13,643)	$4.59	(104,005)	$1.48

Options outstanding, end of year	222,872	$7.49	232,872	$7.35	246,515	$7.20

Options exercisable, end of year	170,072	$6.73	152,872	$6.28	139,848	$5.51

A summary of options outstanding at December 31, 2003 follows:

Range of Exercise Prices			Number of Options Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2003

Incentive Options

$2.05	-	$5.27	92,171	3.4 years	92,171
$7.59	-	$10.55	61,253	6.0 years	41,605
$13.73	-	$15.01	80,444	8.8 years	26,755
$19.31			6,667	9.6 years

			240,535		160,531

Non-qualified Options

$10.88			94,872	3.3 years	94,872
$12.56			125,333	6.3 years	75,200
$19.31			2,667	9.8 years

			222,872		170,072

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2003

Basic earnings per share	$5,269,200	3,512,645	$1.50

Effect of dilutive stock options		202,613

Diluted earnings per share	$5,269,200	3,715,258	$1.42

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2002

Basic earnings per share	$4,849,600	3,461,115	$1.40

Effect of dilutive stock options		178,815

Diluted earnings per share	$4,849,600	3,639,930	$1.33

December 31, 2001

Basic earnings per share	$3,811,400	3,323,429	$1.15

Effect of dilutive stock options		250,311

Diluted earnings per share	$3,811,400	3,573,740	$1.07

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Options to issue 206,815 and 204,444 shares of common stock at prices ranging from $9.08 to $10.55 were not included in the computation of diluted earnings per share for the first two quarters of the year ending December 31, 2001 because their effect would be antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth in the following table.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2003 and 2002.

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

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
	Amount	Ratio

December 31, 2003

Company:
Total capital (to risk- weighted assets)	$41,380,600	13.3%	$24,828,600	8.0%	N/A	N/A
Tier 1 capital (to risk- weighted assets)	$37,793,400	12.2%	$12,414,300	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,793,400	9.9%	$15,340,000	4.0%	N/A	N/A

Bank:
Total capital (to risk- weighted assets)	$37,406,300	12.1%	$24,808,600	8.0%	$31,010,700	10.0%
Tier 1 capital (to risk- weighted assets)	$33,819,100	10.9%	$12,404,300	4.0%	$18,606,400	6.0%
Tier 1 capital (to average assets)	$33,819,100	8.8%	$15,303,300	4.0%	$19,129,200	5.0%

December 31, 2002

Company:
Total capital (to risk- weighted assets)	$36,249,300	14.0%	$20,786,800	8.0%	N/A	N/A
Tier 1 capital (to risk- weighted assets)	$33,242,500	12.8%	$10,393,400	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$33,242,500	10.4%	$12,808,500	4.0%	N/A	N/A

Bank:
Total capital (to risk- weighted assets)	$28,249,300	10.9%	$20,786,800	8.0%	$25,983,500	10.0%
Tier 1 capital (to risk- weighted assets)	$25,452,500	9.7%	$10,393,400	4.0%	$15,590,100	6.0%
Tier 1 capital (to average assets)	$25,452,500	7.9%	$12,808,500	4.0%	$16,010,700	5.0%

12.                               OTHER NON-INTEREST INCOME AND EXPENSE

Other non-interest income consisted of the following:

	Year Ended December 31,
	2003	2002	2001

Earnings and death benefit from cash surrender value life insurance policies, net (Note 15)	$403,900	$1,406,400	$243,700
Merchant card processing fees	342,700	353,700	259,700
Other	643,600	692,900	439,500

	$1,390,200	$2,453,000	$942,900

Other expense consisted of the following:

	Year Ended December 31,
	2003	2002	2001

Professional fees	$537,100	$622,300	$550,900
Telephone and postage	498,000	436,200	397,000
Stationery and supplies	548,700	457,800	323,400
Director fees and retirement accrual	357,400	298,000	207,000
Advertising and promotion	188,300	190,900	131,100
Beneficiary benefit accrual under salary continuation plan (Note 15)		1,136,400
Other	1,500,100	1,281,100	1,091,900

	$3,629,600	$4,422,700	$2,701,300

Professional fees include amounts paid to outside vendors to perform accounting services for companies that maintain large non-interest bearing deposits with the Bank.  Total costs incurred were dependent upon the volume of deposits and totaled $232,000, $126,000 and $231,900 for the years ended December 31, 2003, 2002 and 2001, respectively.  During these same periods, the companies maintained average available balances of approximately $19.5 million, $15.3 million and $12.8 million, respectively.

13.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	Federal	State	Total

2003

Current	$2,944,000	$1,024,000	$3,968,000
Deferred	(487,000)	(152,000)	(639,000)

Income tax expense	$2,457,000	$872,000	$3,329,000

2002

Current	$2,240,000	$769,000	$3,009,000
Deferred	(497,000)	(137,000)	(634,000)

Income tax expense	$1,743,000	$632,000	$2,375,000

2001

Current	$2,020,000	$690,000	$2,710,000
Deferred	(216,000)	(70,000)	(286,000)

Income tax expense	$1,804,000	$620,000	$2,424,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2003 and 2002:

	2003	2002

Deferred tax assets:
Allowance for loan losses	$1,457,000	$1,171,000
Deferred compensation	1,320,000	1,056,000
Future benefit of state tax deduction	334,000	254,000

Total deferred tax assets	3,111,000	2,481,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(215,000)	(163,000)
Bank premises and equipment	(109,000)	(170,000)

Total deferred tax liabilities	(324,000)	(333,000)

Net deferred tax assets	$2,787,000	$2,148,000

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences are as follows:

	Year Ended December 31,
	2003		2002		2001
	Amount	Rate%	Amount	Rate%	Amount	Rate%

Federal income tax expense, at statutory rate	$2,923,000	34.0	$2,456,000	34.0	$2,120,000	34.0
State franchise tax, net of Federal tax effect	589,000	6.9	422,000	5.9	410,000	6.6
Tax-exempt income from life insurance policies	(137,000)	(1.6)	(478,000)	(6.6)	(83,000)	(1.3)
Other	(46,000)	(.6)	(25,000)	(.4)	(23,000)	(.4)

	$3,329,000	38.7	$2,375,000	32.9	$2,424,000	38.9

14.                               RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers.  These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2003:

Balance, January 1, 2003	$4,473,800

Disbursements	4,316,000
Amounts repaid	(4,366,300)

Balance, December 31, 2003	$4,423,500

Undisbursed commitments to related parties, December 31, 2003	$3,255,400

15.                               EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for ten key executives.  In addition, a retirement plan is in place for members of the Board of Directors.  Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to fifteen years after retirement or death.  These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives.  In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2003, 2002 and 2001 totaled $573,600, $225,300 and $224,500, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $6,296,800 and $4,290,900 at December 31, 2003 and 2002, respectively.  On the consolidated balance sheet, the cash surrender values are included in accrued interest receivable and other assets.  Income earned on these policies, net of expenses, totaled $395,500, $233,800 and $243,700 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

There were no employer contributions for the years ended December 31, 2003, 2002 or 2001.

Employee Stock Ownership Plan

Under the Butte Community Bank Employee Stock Ownership Plan (“ESOP”), employees who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age eighteen are eligible to participate.  The ESOP has funded purchases of the Bank’s common stock through a loan from another financial institution (see Note 10).  The loan is repaid from discretionary contributions to the ESOP determined by the Bank’s Board of Directors.  Annual contributions are limited on a participant-by-participant basis to the lesser of $30,000 or twenty-five percent of the participant’s compensation for the year.  Employee contributions are not permitted.

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

During 2003 and 2001, the ESOP purchased 10,733 and 29,119 shares of the Company’s common stock at a cost of $186,000 and $291,900, respectively, using the proceeds from the line of credit to the ESOP.  Additionally, during 2003, the ESOP redeemed 6,487 shares of the Company’s common stock previously allocated to participants under the put option described above.  The cost of these shares totaled $135,000 and was funded by the proceeds from the same line of credit.  No stock was purchased with proceeds from the line of credit during the year ended December 31, 2002.  Interest expense of $33,100, $39,500 and $55,000 was recognized in connection with the line of credit during the years ended December 31, 2003, 2002 and 2001, respectively.

Compensation expense of $251,700, $158,000 and $138,900 was recognized for the years ended December 31, 2003, 2002 and 2001.

Allocated and unearned ESOP shares at December 31, 2003, 2002 and 2001, adjusted for stock splits, were as follows:

	2003	2002	2001

Allocated shares	105,187	97,567	86,591
Unearned shares	90,909	87,249	98,225

Total ESOP shares	196,096	184,816	184,816

Fair value of unearned shares	$1,840,914	$1,328,371	$1,337,100

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2003 and 2002:

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

Cash surrender value of life insurance policies:  The fair values of life insurance policies are based on cash surrender values at each reporting date provided by the insurers.

Mortgage servicing rights:  The fair value of mortgage servicing rights is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

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

Junior subordinated debentures:  The fair value of the junior subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.

Commitments to extend credit:  Commitments to extend credit are primarily for variable rate loans and letters of credit.  For these commitments, there is no difference between the committed amounts and their fair values.  Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$26,204,700	$26,204,700	$15,621,400	$15,621,400
Federal funds sold	50,605,000	50,605,000	57,410,000	57,410,000
Interest-bearing deposits in banks	7,925,000	7,981,100	4,061,000	4,125,300
Loans held for sale	2,279,100	2,421,300	7,911,700	8,000,260
Investment securities	4,324,500	4,325,700	3,386,900	3,438,000
Loans	270,231,300	270,994,000	229,699,200	232,882,317
Other investments	233,200	233,200	263,200	263,200
Accrued interest receivable	2,607,300	2,607,300	2,330,300	2,330,300
Cash surrender value of life insurance policies	6,296,800	6,296,800	4,290,900	4,290,900
Mortgage servicing rights	1,397,000	1,397,000	761,300	761,300

Financial liabilities:
Deposits	$342,511,400	$343,424,300	$297,980,800	$299,513,600
Note payable	831,900	831,900	732,100	732,100
Junior subordinated debentures	8,248,000	8,248,000	8,248,000	8,248,000
Accrued interest payable	451,400	451,400	450,900	450,900

Off-balance-sheet financial instruments:
Commitments to extend credit	$137,857,000	$137,857,000	$103,605,300	$103,605,300
Standby letters of credit	$3,450,700	$3,450,700	$2,229,500	$2,229,500

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Community Valley Bancorp commenced operations in June 2002.  The information below is presented as of December 31, 2003 and 2002 and for the years then ended as if the reorganization had taken place on January 1, 2002.

BALANCE SHEET

December 31, 2003 and 2002

	2003	2002

ASSETS

Cash and due from banks	$3,594,900	$7,758,600
Investment in bank subsidiary	33,868,700	25,542,900
Other assets	1,050,200	549,700

Total assets	$38,513,800	$33,851,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Junior subordinated debentures	$8,248,000	$8,248,000
Other liabilities	317,300	222,600

Total liabilities	8,565,300	8,470,600

Shareholders’ equity:
Common stock	7,271,400	6,660,000
Unearned ESOP shares	(1,070,700)	(851,900)
Retained earnings	23,745,700	19,558,400
Accumulated other comprehensive income	2,100	14,100

Total shareholders’ equity	29,948,500	25,380,600

Total liabilities and shareholders’ equity	$38,513,800	$33,851,200

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

STATEMENT OF INCOME

For the Years Ended December 31, 2003 and 2002

	2003	2002

Income:
Dividends declared by bank subsidiary	$2,064,100	$794,700

Expenses:
Professional fees	147,200	97,200
Interest expense	438,800
Other expenses	100,700	23,300

Total expenses	686,700	120,500

Income before equity in undistributed income of subsidiary	1,377,400	674,200

Equity in undistributed income of subsidiary	3,577,800	4,127,400

Income before income tax benefit	4,955,200	4,801,600

Income tax benefit	314,000	48,000

Net income	$5,269,200	$4,849,600

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net income	$5,269,200	$4,849,600
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(3,577,800)	(4,127,400)
Increase in other assets	(375,200)	(301,700)
Increase (decrease) in other liabilities	91,800	(45,900)

Net cash provided by operating activities	1,408,000	374,600

Cash flows from investing activities:
Investment in Butte Community Bank	(4,760,000)	(85,700)
Investment in Community Valley Bancorp Trust I		(248,000)

Net cash used in investing activities	(4,760,000)	(333,700)

Cash flows from financing activities:
Proceeds from the issuance of junior subordinated debentures		8,248,000
Dividends paid	(1,079,000)	(812,200)
Proceeds from exercise of stock options	267,300	287,200
Cash paid for fractional shares		(5,300)

Net cash (used in) provided by financing activities	(811,700)	7,717,700

(Decrease) increase in cash and cash equivalents	(4,163,700)	7,758,600

Cash and cash equivalents at beginning of year	7,758,600

Cash and cash equivalents at end of year	$3,594,900	$7,758,600