Form 10-Q
period 2004-03-31
COMMUNITY VALLEY BANCORP
filed 2004-05-13
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   March 31, 2004

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

No par value Common Stock – 3,641,457 shares outstanding at April 30, 2004.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands)	March 31, 2004	December 31, 2003
ASSETS

Cash and due from banks	$24,367	$26,205
Federal funds sold	52,450	50,605
Interest-bearing deposits in banks	8,617	7,925
Investment securities (market value of $4,725 at March 31, 2004 and $4,326 at December 31, 2003)	4,684	4,325
Loans held for sale	3,459	2,279
Loans, less allowance for loan losses of $3,822 at March 31, 2004 and $3,587 at December 31, 2003	279,914	270,231
Bank premises and equipment, net	8,831	8,554
Accrued interest receivable and other assets	15,378	16,599
	$397,700	$386,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$69,750	$68463
Interest bearing	282,085	274,048
Total deposits	351,835	342,511

Employee stock ownership plan note payable	795	832

Subordinated debentures	8,248	8,248

Accrued interest payable and other liabilities	5,768	5,183

Total liabilities	366,646	356,774

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 3,638,912 shares at March 31, 2004 and 3,621,824 shares at December 31, 2003	7,544	7,272
Unearned ESOP shares (88,950 shares at March 31, 2004 and 90,909 shares at December 31, 2003, at cost)	(1,051)	(1,071)

Retained earnings	24,561	23,746

Accumulated other comprehensive income (Note 3)		2

Total shareholders’ equity	31,054	29,949
	$397,700	$386,723

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(In thousands, except per share data)
For the 3 months ended March 31,	2004	2003

Interest income:
Interest and fees on loans	$5,357	$4,775
Interest on federal funds sold	122	182
Interest on deposits in banks	58	41
Interest and dividends on investment securities:
Taxable	28	36
Exempt from Federal income taxes	10	19

Total interest income	5,575	5,053
Interest expense:
Interest on deposits	878	1,013
Interest on long-term debt	110	138
Total interest expense	988	1,151

Net interest income	4,587	3,902

Provision for loan losses	225	150
Net interest income after provision for loan losses	4,362	3,752

Non-interest income	1,229	1,183

Non-interest expense:
Salaries and employee benefits	2,279	2,138
Occupancy	239	172
Furniture and equipment	373	240
Other expense	896	670
Total non-interest expense	3,787	3,220

Income before income taxes	1,804	1,715

Income taxes	716	678

Net income	$1,088	$1,037

Basic earnings per share (Note 2)	$.31	$.30
Diluted earnings per share (Note 2)	$.29	$.28

Cash dividends per share of issued and outstanding common stock	$.075	$.075

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

					Accumulated
			Unearned		Other
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income	Equity	Income

Balance, January 1, 2003	3,580,468	$6,660	$(852)	$19,559	$14	$25,381

Comprehensive income (Note 3):
Net income				5,269		5,269	$5,269
Other comprehensive loss:
Unrealized loss on available-for-sale investment securities					$(12)	(12)	(12)
							$5,257

Exercise of stock options and related tax benefit	41,356	462				462
Earned ESOP shares (Note 15)		150	102			252
Shares acquired or redeemed by ESOP (Note 15)			(321)			(321)
Cash dividends- $.30 per share				(1,082)		(1,082)

Balance, December 31, 2003	3,621,824	7,272	(1,071)	23,746	2	29,949

Comprehensive income (Note 3):
Net income				1,088		1,088	$1,088
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investment securities					(2)	(2)	(2)

Total comprehensive income							$1,086

Exercise of stock options and related tax benefit	17,088	248				248

Earned ESOP shares		24	20			44

Cash dividends declared				(273)		(273)

Balance, March 31, 2004	3,638,912	$7,544	$(1,051)	$24,561	$0	$31,054

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)

For the three months ended March 31,

	2004	2003
Cash flows from operating activities:
Net income	$1,088	$1,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	150
Deferred loan origination costs, net	(126)	(158)
Depreciation and amortization	312	210
Net (increase) decrease in loans held for sale	(1,180)	2,670
(Increase) in cash surrender value of life insurance	(19)	(49)
Non-cash compensation expense associated with the ESOP	45	39
Decrease in accrued interest receivable and other assets	1,359	1,052
Decrease (increase) in accrued interest payable and other liabilities	583	(1,038)

Net cash provided by operating activities	2,212	3,913

Cash flows from investing activities:

Net increase in interest-bearing deposits in banks	(692)	(1,090)
Proceeds from called available-for-sale investment Securities	300
Proceeds from called held-to-maturity investment securities	250	1,000
Purchase of held-to-maturity investment securities	(927)	(1,311)
Purchases of bank premises and equipment	(574)	(243)
Net (increase in loans)	(9,707)	(2,491)

Net cash (used in) provided by investing activities	(11,350)	(4,135)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$9,374	$2,158
Net (increase) decrease in time deposits	(50)	2,972
Proceeds from repayment of ESOP loan, net	(36)	48
Payment of cash dividends	(278)	(269)
Exercise of stock options	135	58
Purchase of unearned ESOP shares		(78)

Net cash provided by in financing activities	9,145	4,889

Increase in cash and cash equivalents	7	4,667

Cash and cash equivalents at beginning of year	76,810	73,031

Cash and cash equivalents at end of period	$76,817	$77,698

See Notes to Unaudited Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report to Shareholders on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank. All significant inter-company balances and transactions have been eliminated in consolidation.  The results of operations for the three-month period ended March 31, 2004 may not necessarily be indicative of the operating results for the full year 2004.

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (3,540,713 shares for the three month period ended March 31, 2004 and 3,500,360 shares for the three month period ended March 31, 2003).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (271,007 shares for the three-month period ended March 31, 2004 and 177,568 shares for the three-month period ended March 31, 2003).  Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.

3.  COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income.  Other comprehensive income, net of taxes, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Total comprehensive income for the three-month period ended March 31, 2004 was $1,086,000. The Company experienced a $2,000 unrealized loss in other comprehensive income during the three months ended March 31, 2004.

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

	March 31, 2004	March 31, 2003

Net earnings as reported	$1,088,200	$1,036,800

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(71,200)	(64,500)

Pro forma net income	$(1,017,000)	$972,300

Basic earnings per share - as reported	$0.31	$0.30

Basic earnings per share - pro forma	$0.29	$0.28

Diluted earnings per share - as reported	$0.29	$0.28

Diluted earnings per share - pro forma	$0.27	$0.26

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for March 31, 2004 and December 31, 2003 and income and expense accounts for the three-month period ended March 31, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates seven full service offices within its primary service areas of Butte and Sutter Counties.  The Bank also maintains a Loan Production Offices in Citrus Heights and Redding. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

Overview

The Company recorded net income of $1,088,000 for the quarter ended March 31, 2004, which was a 5% increase from the $1,037,000 reported for the same period of 2003.  Diluted earnings per share for the first quarter of 2004 were $0.29, compared to the $0.28 recorded in the first quarter of 2003.  The return on average equity (ROAE) and the return on average assets (ROA) for the first quarter of 2003 were 14.13% and 1.12%, respectively, as compared to 15.78% and 1.24%, respectively, for the same period in 2003.  The primary reason for the increase in income was due to significant growth in earning assets. Total assets of the Company increased by $10,977,000 or (2.8%) from December 31, 2003 to $397,700,000 at March 31, 2004.  Net loans totaled $279,914,000, up $9,683,000 (3.6%) from the ending balances on December 31, 2003.  Deposit balances at March 31, 2004 totaled $351,835,000 up $9,324,000 (2.7%) from December 31, 2003.  This discussion and analysis of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company ended the first quarter of 2004 with a Tier 1 risk based capital ratio of 12.2% and a total risk-based capital ratio of 13.4% versus 12.2% and 13.3%, respectively, at December 31, 2003.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended March 31,
(In thousands, except percentages)	2004	2003

Net interest income	$4,587	$3,902
Provision for loan losses	(225)	(150)
Non-interest income	1,229	1,183
Non-interest expense	(3,787)	(3,220)
(Provision for) income taxes	(716)	(678)

Net income	$1,088	$1,037

Average total assets (In millions)	$390.1	$335.6
Net income (annualized) as a percentage of average total assets	1.12%	1.24%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.40% for the three months ended March 31, 2004 and 5.15% for the three months ended March 31, 2003.  Net interest income increased $686,000 (17.6%) for the first quarter of 2004 compared to the same period in 2003.  The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth together with the decrease in the interest rates paid on deposits.

Interest expense was $163,000 (16.5%) lower in the first quarter of 2004 versus the prior year period. The average balances of interest bearing liabilities were $35,483,000 (14.2%) higher in the first quarter of 2004 versus the same quarter in 2003. Even though the interest bearing balances increased, rates paid on these liabilities decreased 48 basis points on a quarter over quarter basis.  The reason for this decrease was the ability of management to channel the growth of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and to lower the average cost of certificates of deposit as higher cost deposits were re-priced in a lower rate environment.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets (Unaudited)

Three Months Ended March 31, (In thousands, except percentages)	2004			2003
	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$278,857	$5,357	7.71%	$239,134	$4,775	8.10%
Taxable investment securities	3,277	28	3.43%	2,293	36	6.37%
Tax-exempt investment securities (2)	740	10	5.42%	1,090	19	7.07%
Federal funds sold	49,618	122	0.99%	59,866	182	1.23%
Investments in time deposits	8,247	58	2.82%	4,678	41	3.55%
Total earning assets	340,739	$5,575	6.56%	307,061	$5,053	6.67%
Cash & due from banks	13,202			13,901
Other assets	36,168			14,668
Average total assets	$390,109			$335,630

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$166,728	$302	0.73%	$136,902	$358	1.06%
Savings	25,894	32	0.50%	20,530	37.73%
Time deposits	84,712	544	2.58%	84,496	618	2.97%
Other borrowings	8,811	110	5.01%	8,734	138	6.41%
Total interest bearing liabilities	286,145	$988	1.38%	250,662	$1,151	1.86%

Demand deposits	65,129			54,605
Other liabilities	8,045			4,073
Total liabilities	359,319			309,340
Shareholders’ equity	30,790			26,290
Average liabilities and equity	$390,109			$335,630
Net interest income & margin (3)		4,587	5.40%		$3,902	5.15%

(1)                                  Loan interest includes loan fees of $532,000 and $480,000 during the three months ended March 31, 2004 and March 31, 2003, respectively.

(2)                                  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)                                  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)                                  Average yield is calculated based on actual days in quarter (91 for March 31, 2004 and 90 for March 31, 2003) and annualized to actual days in year (366 for 2004 and 365 for 2003).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a year to date basis through March 31, 2004 net interest income has increased $685,000 over the same time period in 2003.  Interest income from earning assets has increased by $522,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $811,000 while interest income from changes in rates has decreased by $289,000.  Interest expense for the first three months of 2004 is $163,000 less than the same time period in 2003.  Changes in the volume of interest bearing liabilities, primarily the stabilization of balances in certificates of deposit and the increase in balances of demand deposits, as well as the addition of interest expense related to the subordinated debentures, have resulted in a net increase of interest expense of $92,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $255,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Three Months Ended March 31, 2004 over 2003

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$800	$(218)	$582
Taxable investment securities	16	(24)	(8)
Tax exempt investment securities (2)	(6)	(3)	(9)
Federal funds sold	(31)	(29)	(60)
Investment in time deposits	32	(15)	17
Total	811	(289)	522

Interest-bearing liabilities:
NOW and MMDA deposits	79	(135)	(56)
Savings deposits	10	(15)	(5)
Time deposits	2	(76)	(74)
Other borrowings	1	(29)	(28)
Total	92	(255)	(163)
Interest differential	$719	$34	$685

(1)               The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)               Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)               The rate/volume variance has been included in the rate variance.

Provision for Loan Losses

The Company provided $225,000 for loan and lease losses for the first quarter of 2004 as compared to $150,000 for the first quarter of 2003.  Net loan recoveries of $10,000 for the three months ended March 31, 2004 compared to $3,000 in charge-offs for the three months ended March 31, 2003.

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income (Unaudited)

Three Months Ended March 31,	2004	% of Avg. Assets	2003	% of Avg. Assets

Service charges on deposit accounts	$453	0.47%	$258	0.31%
Loan servicing fees	92	0.09%	100	0.12%
Fees - alternative investment sales	137	0.14%	20	0.02%
Merchant fee income	84	0.09%	106	0.13%
Gain on the sale of loans	246	0.25%	493	0.59%
Other	217	0.22%	206	0.25%

Total non-interest income	$1,229	1.26%	$1,183	1.42%

Non-interest income was up $46,000 (3.9%) to $1,229,000 for the three months ended March 31, 2004 as compared to $1,183,000 for the three months ended March 31, 2003.  The major reason for the increases in non-interest income were from fees realized from service charges on deposit accounts (up 75.6%), and fees from alternative investment sales commissions (up 585%).  The increase in service charge income was the result of additional deposit accounts opened during the first quarter and fees resulting from the overdraft privilege deposit product implemented in August of 2003. The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the first quarter.  Loan servicing income and gains on the sale of loans declined as a result of fewer loans being sold on the secondary market through FNMA (Fannie Mae) as many customers of the Company had already taken advantage of the low levels in mortgage financing rates during 2003.

Non-interest Expense

Non-interest expense increased $567,000 (17.6%) to $3,787,000 in the first quarter of 2004 versus $3,220,000 in the first quarter of 2003.  On a quarter over quarter basis, full time equivalent employees increased by 23.  Salary and employee benefits increased $141,000 (6.6%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $67,000 (39%).  This increase in costs is associated with the opening of the North Paradise office and the construction of the North Chico office and relocation of the Magalia office in 2003, and is related to building depreciation, utilities, janitorial services and property taxes.   Fixed asset expense was $373,000 in the first quarter of 2004 compared to $240,000 in the same period of 2003, representing a 55.4% increase.   This increase relates to technology upgrades made to our core banking systems and the furniture fixtures and equipment needed to open the three offices mentioned above. Other expenses increased $226,000 (33.7%) in the first quarter of 2004 versus the first quarter of 2003.   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Provision for Income Taxes

The effective tax rate for the first quarter of 2004 was 39.7%, versus 39.5% for the same period in 2003.

Balance Sheet Analysis

The Company’s total assets were $397,700,000 at March 31, 2004 as compared to $386,723,000 at December 31, 2003, representing an increase of 2.8%.  The average balance of total assets for the three months ended March 31, 2004 was $390,109,000, which represents an increase of $54,479,000 (16.2%) over the $335,630,000 during the three-month period ended March 31, 2003.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2004, these principal areas accounted for approximately 20%, 44%, 20%, 8% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2003 was 20%, 42%, 23%, 8% and 8%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($2,743,000 or 5.1%), consumer ($319,000 or 1.5%), commercial and residential real estate ($10,127,000 or 8.8%) and agricultural loans ($2,495,000 or 12%) and decreases in real estate construction ($5,892,000 or 9.3%).  Table Five below summarizes the composition of the loan portfolio as of March 31, 2004 and December 31, 2003.

Table Five: Loan Portfolio Composition (Unaudited)

(In thousands)	March 31, 2004	December 31, 2003
Commercial	$56,819	$54,076
Real estate:
Mortgage	125,039	114,912
Construction	57,304	63,196

Agriculture	23,315	20,820
Consumer	22,166	21,847
Total loans	284,643	274,851
Allowance for loan losses	(3,822)	(3,587)
Deferred loan fees, net	(907)	(1,033)
Total net loans	$279,914	$270,231

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

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville and Yuba City).  The Company also maintains loan production offices in the cities of Citrus Heights and Redding.  Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  Small Business Administration (SBA) loans and other commercial lending is the focus in Redding.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 64.1% of the Company’s loan portfolio at March 31, 2004, which reflects an improvement from the 64.8% concentration level at December 31, 2003.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2004 and December 31, 2003.  There were no loans past due 90 days or more and still accruing interest at March 31, 2004 or December 31, 2003.

Table Six:  Non-Performing Loans (Unaudited)

(In thousands)	March 31, 2004	December 31, 2003
Nonaccrual:
Commercial	36	46
Real estate	79
Consumer and other	10	8
Total non-performing loans	$125	$54

At March 31, 2004, non-performing loans were .04% of total loans.  The recorded investments in loans that were considered to be impaired totaled three loans with balances of $125,000 at March 31, 2004 and two loans with balances of $54,000 at December 31, 2003.  One of the three impaired loans shown for March 31, 2004 has a U.S. Government guarantee for 80% of the loan balance.  The guarantee is for $29,000.  The remaining two loans have a very low potential for loss.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2004 or December 31, 2003.  Management is not aware of any potential problem loans, which were accruing and current at March 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $3,822,000 or 1.35% of loans net of deferred fees at March 31, 2004 and $3,587,000 or 1.31% at December 31, 2003.  Net recoveries to average loans were .004% for the first quarter of 2004. Net charge-offs through the first three months of 2003 were .0013% of average loans.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended March 31,
(In thousands, except for percentages)	2004	2003

Average loans outstanding	$234,060	$239,134

Allowance for possible loan losses at beginning of period	$3,587	$3,007

Loans charged off:
Commercial	—
Real estate	—	—
Consumer	(7)	(3)
Total	(7)	(3)
Recoveries of loans previously charged off:
Commercial	—	—
Real estate	—	—
Consumer	17
Total	17
Net loan charge offs	10	(3)

Additions to allowance charged to operating expenses	225	150
Allowance for loan losses at end of period	$3,822	$3,154
Ratio of net charge-offs to average loans outstanding	.004%	-.001%
Provision for possible loan losses to average loans outstanding	.081%	.063%
Allowance for loan losses to loans net of deferred fees at end of period	1.35%	1.34%

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

Other Real Estate

At March 31, 2004 and December 31, 2003, the Company did not have any other real estate (“ORE”) properties.

Deposits

At March 31, 2004, total deposits were $351,835,000 representing an increase of $9,324,000 (2.7%) over the December 31, 2003 balance of $342,511,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.075 per share on January 23, 2003, April 24, 2003, and July 25, 2003, $.075 per share on October 24, 2003 and $.075 per share on January 23, 2004.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.  The per share amounts have been retroactively restated for the Company’s 4 for 3 stock split approved by the Board of Directors on February 17, 2004.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At March 31, 2004, shareholders’ equity was $31,054,000, representing an increase of $1,105,000 (3.7%) from $29,949,000 at December 31, 2003.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 12.0% at March 31, 2004 compared to 12.1% at December 31, 2003.  Tier 1 risk-based capital to risk-adjusted assets was 10.8% at March 31, 2004 and 10.9% at December 31, 2003.

Table Eight below lists the Company and the Bank capital ratios at March 31, 2004 and December 31, 2003, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At March 31, 2004	At December 31, 2003	Minimum Regulatory Requirement
Company

Leverage ratio	9.9%	9.9%	4.0%

Tier 1 Risk-Based Capital	12.2%	12.2%	4.0%

Total Risk-Based Capital	13.4%	13.3%	8.0%

Bank

Leverage ratio	8.9%	8.8%	4.0%

Tier 1 Risk-Based Capital	10.8%	10.9%	4.0%

Total Risk-Based Capital	12.0%	12.1%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2004 and December 31, 2003.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2004 and December 31, 2003.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2004 and December 31, 2003 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2004	$ Change in NII from Current 12 Month Horizon December 31, 2003
Variation from a constant rate scenario
+200bp	$355	$286
- 200bp	$375	$714

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations.  Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2004, and 2003.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at March 31, 2004 and December 31, 2003 were approximately $131,387,000 and $141,308,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2004, consolidated liquid assets totaled $83 million or 20.9% of total assets compared to $80.1 million or 20.7% of total assets on December 31, 2003.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2004.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $131,387,000 and $141,308,000 at March 31, 2004 and December 31, 2003, respectively.  As a percentage of net loans, these off-balance sheet items represent 46.9% and 52.3%, respectively.

Other Matters

Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)  Reports on Form 8-K

On December 19, 2003, the Company filed a Report on form 8-k announcing a seven and one half cent per share Cash Dividend for shareholders of record on December 31, 2003, payable January 23, 2004.

On February 20, 2004, the Company filed a Report on form 8-k announcing a four-for-three Stock Split for shareholders of record on March 2, 2004, payable March 26, 2004.

On March 26, 2004 the Company filed a Report on form 8-k announcing a seven and one half cent per share Cash Dividend for shareholders of record on April 6, 2004 payable April 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

May 2, 2004	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

May 2, 2004	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO