Form 10-Q/A
period 2004-03-31
COMMUNITY VALLEY BANCORP
filed 2004-06-08
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The undersigned hereby amends its 1st Quarter Report on Form 10-Q with changes to the Statement of Cash Flows.  Specifically the total net cash amount provided by operating activities originally reported was not correct.  It should be $2,287 with the increase in cash and cash equivalents total changing to $82, and finally the cash and cash equivalents at end of period should be $76,892.

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

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)

For the three months ended March 31,

	2004	2003
Cash flows from operating activities:
Net income	$1,088	$1,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	150
Deferred loan origination costs, net	(126)	(158)
Depreciation and amortization	312	210
Net (increase) decrease in loans held for sale	(1,180)	2,670
(Increase) in cash surrender value of life insurance	(19)	(49)
Non-cash compensation expense associated with the ESOP	45	39
Decrease in accrued interest receivable and other assets	1,359	1,052
Decrease (increase) in accrued interest payable and other liabilities	583	(1,038)

Net cash provided by operating activities	2,287	3,913

Cash flows from investing activities:

Net increase in interest-bearing deposits in banks	(692)	(1,090)
Proceeds from called available-for-sale investment Securities	300
Proceeds from called held-to-maturity investment securities	250	1,000
Purchase of held-to-maturity investment securities	(927)	(1,311)
Purchases of bank premises and equipment	(574)	(243)
Net (increase in loans)	(9,707)	(2,491)

Net cash (used in) provided by investing activities	(11,350)	(4,135)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$9,374	$2,158
Net (increase) decrease in time deposits	(50)	2,972
Proceeds from repayment of ESOP loan, net	(36)	48
Payment of cash dividends	(278)	(269)
Exercise of stock options	135	58
Purchase of unearned ESOP shares		(78)

Net cash provided by in financing activities	9,145	4,889

Increase in cash and cash equivalents	82	4,667

Cash and cash equivalents at beginning of year	76,810	73,031

Cash and cash equivalents at end of period	$76,892	$77,698

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

COMMUNITY VALLEY BANCORP

June 7, 2004	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

June 7, 2004	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO