Form 10-Q
period 2004-06-30
COMMUNITY VALLEY BANCORP
filed 2004-08-10
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended         June 30, 2004

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

No par value Common Stock – 3,635,956 shares outstanding at July 31, 2003.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands except per share data)	June 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$27,698	$26,205
Federal funds sold	43,110	50,605
Interest-bearing deposits in banks	9,013	7,925
Investment securities (market value of $4,428 at June 30, 2004 and $4,326 at December 31, 2003)	4,471	4,325
Loans held for sale	1,445	2,279
Loans, less allowance for loan losses of $4,013 at June 30, 2004 and $3,587 at December 31, 2003	304,129	270,231
Bank premises and equipment, net	9,065	8,554
Accrued interest receivable and other assets	15,655	16,599
	$414,586	$386,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$78,511	$68,463
Interest bearing	289,121	274,048
Total deposits	367,632	342,511

Employee stock ownership plan note payable	759	832
Subordinated debenture	8,248	8,248

Accrued interest payable and other liabilities	5,832	5,183

Total liabilities	382,471	356,774

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 3,635,956 shares at June 30, 2004 and 3,621,824 shares at December 31, 2003	7,695	7,271
Unearned ESOP shares (87,412 shares at June 30, 2004 and 90,909 shares at December 31, 2003, at cost)	(1,033)	(1,070)

Retained earnings	25,453	23,746

Accumulated other comprehensive income, net (Note 3)	0	2

Total shareholders’ equity	32,115	29,949
	$414,586	$386,723

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the periods ended June 30,
	Three months		Six Months
(In thousands, except per share data)	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$5,615	$4,871	$10,972	$9,645
Interest on Federal funds sold	121	199	243	381
Interest on deposits in banks	58	49	116	90
Interest and dividends on investment securities:
Taxable	33	26	61	62
Exempt from Federal income taxes	10	19	20	38
Dividends	3		3

Total interest income	5,840	5,164	11,415	10,216
Interest expense:
Interest on deposits	849	1,019	1,727	2,032
Interest on subordinated debt	102	104	203	234
Interest on note payable	8	8	17	16
Total interest expense	959	1,131	1,947	2,282

Net interest income	4,881	4,033	9,468	7,934

Provision for loan losses	190	120	415	270
Net interest income after provision for loan losses	4,691	3,913	9,053	7,664

Non-interest income	1,554	1,383	2,783	2,566

Non-interest expense:
Salaries and employee benefits	2,101	1,945	4,380	3,886
Occupancy	245	204	484	376
Furniture and equipment	311	233	664	473
Other expense	1,092	950	2,008	1,816
Total non-interest expense	3,749	3,332	7,536	6,551

Income before income taxes	2,496	1,964	4,300	3,679

Income taxes	1,031	848	1,747	1,526

Net income	$1,465	$1,116	$2,553	$2,153

Basic earnings per share (Note 2)	$.41	$.32	$.72	$.61
Diluted earnings per share (Note 2)	$.39	$.30	$.68	$.58

Cash dividends per share of issued and outstanding common stock	$.075	$.056	$.15	$.11

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

					Accumulated
			Unearned		Other	Total
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income	Equity	Income

Balance, January 1, 2003	3,580,468	$6,660	$(852)	$19,559	$14	$25,381

Comprehensive income (Note 3):
Net income				5,269		5,269	$5,269
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale investment securities					(12)	(12)	(12)
							$5,257

Exercise of stock options and related tax benefit	41,356	462				462
Earned ESOP shares		150	102			252
Shares acquired or redeemed by ESOP			(321)			(321)
Cash dividends- $.30 per share				(1,082)		(1,082)

Balance, December 31, 2003	3,621,824	7,272	(1,071)	23,746	2	29,949

Comprehensive income (Note 3):
Net income				2,553		2,553	$2,553
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investment securities					(2)	(2)	(2)

Total comprehensive income							$2,551
Retirement of common stock	(12,000)	(25)		(299)		(324)
Exercise of stock options and related tax benefit	26,132	397				397
Earned ESOP shares		51	38			89
Cash dividends declared				(547)		(547)

Balance, June 30, 2004	3,635,956	$7,695	$(1,033)	$25,453	$0	$32,115

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS  (Unaudited)

(In thousands) For the six months ended June 30,	2004	2003

Cash flows from operating activities:
Net income	$2,553	$2,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	270
Deferred loan origination costs, net	23	(50)
Depreciation and amortization	646	497
Gain on disposition of Bank premises and equipment		(1)
Net decrease in loans held for sale	834	3,301
Increase in cash surrender value of bank-owned life insurance	(250)	(1,705)
Non-cash compensation expense associated with the ESOP	90	83
Decrease in accrued interest receivable and other assets	1,387	367
Increase (decrease) in accrued interest payable and other liabilities	647	(1,017)

Net cash provided by operating activities	6,345	3,898

Cash flows from investing activities:

Increase in interest-bearing deposits in banks	(1,088)	(2,577)
Proceeds from called available-for-sale investment securities	300
Proceeds from called held-to-maturity investment securities	250	2,200
Proceeds from matured held-to-maturity investment securities	130
Proceeds from principal payments of held-to-maturity investment securities	150
Purchase of held-to-maturity investment securities	(1,012)	(1,311)
Purchases of bank premises and equipment	(1,448)	(748)
Proceeds from sale of bank premises and equipment	323
Net increase in loans	(34,336)	(12,237)

Net cash used in investing activities	(36,731)	(14,641)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$22,737	$27,720
Net increase (decrease) in time deposits	2,384	(3,312)
Repayment of ESOP loan, net	(73)	10
Payment of cash dividends	(544)	(538)
Cash paid for fractional shares	(6)
Exercise of stock options	210	151
Purchase of unearned ESOP shares		(78)
Common shares purchased	(324)

Net cash provided by financing activities	24,384	30,577

(Decrease) increase in cash and cash equivalents	(6,002)	19,834

Cash and cash equivalents at beginning of year	76,810	73,031

Cash and cash equivalents at end of period	$70,808	$92,865

See Notes to Unaudited Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein.  In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report to Shareholders on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank.  All significant inter-company balances and transactions have been eliminated in consolidation.  The results of operations for the three and six month periods ended June 30, 2004 may not necessarily be indicative of the operating results for the full year 2004.

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

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (3,555,791 and 3,548,252 shares for the three and six month periods ended June 30, 2004 and 3,504,448 and 3,502,404 shares for the three and six month periods ended June 30, 2003).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (242,179 and 256,593 shares for the three and six month periods ended June 30, 2004 and 195,220 and 186,395 shares for the three and six month periods ended June 30, 2003).  Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income or loss.  The Company’s only source of comprehensive income or loss, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes.

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

(In thousands, except per share data)

	Three Months Ended
	June 30, 2004	June 30, 2003

Net income as reported	$1,465	$1,116

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(71)	(64)

Pro forma net income	$1,394	$1,052

Basic earnings per share - as reported	$0.41	$0.32

Basic earnings per share - pro forma	$0.39	$0.30

Diluted earnings per share - as reported	$0.39	$0.30

Diluted earnings per share - pro forma	$0.37	$0.28

	Six Months Ended
	June 30, 2004	June 30, 2003

Net earnings as reported	$2,553	$2,153

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(143)	(129)

Pro forma net income	$2,410	$2,024

Basic earnings per share - as reported	$0.72	$0.61

Basic earnings per share - pro forma	$0.68	$0.58

Diluted earnings per share - as reported	$0.68	$0.58

Diluted earnings per share - pro forma	$0.63	$0.56

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for June 30, 2004 and December 31, 2003 and income and expense accounts for the three and six month periods ended June 30, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates ten full service offices within its primary service areas of Butte, Sutter, Yuba and Tehama Counties.  The Bank also maintains Loan Production Offices in Citrus Heights and Redding. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

Overview

The Company recorded net income of $1,465,000 for the quarter ended June 30, 2004, which was a 31% increase from the $1,116,000 reported for the same period of 2003.  Diluted earnings per share for the second quarter of 2004 were $0.39, compared to the $0.30 recorded in the second quarter of 2003.  The annualized return on average equity (ROAE) and the return on average assets (ROA) for the second quarter of 2004 were 18.45% and 1.43%, respectively, as compared to 16.62% and 1.25%, respectively, for the same period in 2003.

Net income for the six months ended June 30, 2004 was $2,553,000 (up 18.6%) compared to the $2,153,000 recorded in the first six months of 2003.   The primary reason for the increase in net income was the growth in earning assets the company experienced.

Total assets of the Company increased by $28,700,000 or (7.2%) from December 31, 2003 to $414,500,000 at June 30, 2004.  Net loans totaled $304,100,000, up $33,900,000 (12.5%) from the ending balances on December 31, 2003.  Deposit balances at June 30, 2004 totaled $367,600,000, up $25,100,000 (7.3%) from December 31, 2003.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)	2004	2003	2004	2003

Net interest income	$4,881	$4,033	$9,468	$7,934
Provision for loan losses	(190)	(120)	(415)	(270)
Non-interest income	1,554	1,383	2,783	2,566
Non-interest expense	(3,749)	(3,332)	(7,536)	(6,551)
Provision for income taxes	(1,031)	(848)	(1,747)	(1,526)

Net income	$1,465	$1,116	$2,553	$2,153

Average total assets (In millions)	$413.0	$360.8	$401.6	$346.3
Net income (annualized) as a percentage of average total assets	1.42%	1.24%	1.27%	1.24%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.42% for the three month and six month periods ending June 30, 2004.  Net interest income increased $848,000 (21%) for the second quarter of 2004 compared to the same period in 2003.  Net interest income increased $1,534,000 (19.3%) for the six months ended June 30, 2004 over the same period in 2003.   The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth together with the decrease in the interest rates paid on deposits.

Interest expense was $172,000 (15.2%) lower in the second quarter of 2004 versus the prior year period. The average balances of interest bearing liabilities were $33,264,000 (12.6%) higher in the second quarter of 2004 versus the same quarter in 2003. Even though the interest bearing balances increased, rates paid on these liabilities decreased 42 basis points on a quarter over quarter basis.     Interest expense was $335,000 (14.6%) lower in the six month period ended June 30, 2004 versus the prior year period.  The average balances of interest bearing liabilities were $34,342,000 (13.4%) higher in the six-month period ended June 30, 2004 versus the same period in 2003.  Rates paid on interest bearing liabilities decreased 45 basis points on a year over year basis.  The reason for this decrease was the ability of management to channel the growth of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and to lower the average cost of certificates of deposit as higher cost deposits were re-priced in a lower rate environment.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets

Three Months Ended June 30,

	2004			2003
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets:
Earning assets
Loans (1)	$298,616	$5,615	7.56%	$246,939	$4,871	7.91%
Taxable investment securities	3,897	36	3.41%	1,812	26	5.76%
Tax-exempt investment securities (2)	705	10	5.71%	975	19	7.82%
Federal funds sold	49,979	121	0.97%	67,480	199	1.18%
Interest bearing deposits in banks	8,863	58	2.63%	5,884	49	3.34%
Total earning assets	362,060	5,840	6.49%	323,090	5,164	6.41%
Cash & due from banks	26,486			14,681
Other assets	24,489			23,112
	$413,036			$360,884

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$174,829	263	0.61%	$145,708	370	1.03%
Savings	27,993	34	0.49%	21,678	26.49%
Time deposits	85,638	552	2.59%	87,836	623	2.88%
Other borrowings	8,782	110	5.04%	8,756	112	5.19%
Total interest bearing liabilities	297,242	959	1.30%	263,978	1,131	1.72%
Demand deposits	77,678			61,715
Other liabilities	6,174			8,265
Total liabilities	381,094			333,958
Shareholders’ equity	31,942			26,926
	$413,036			$360,884
Net interest income & margin (3)		$4,881	5.42%		$4,033	5.00%

(1)          Loan interest includes loan fees of $499,000 and $437,000 during the three months ended June 30, 2004 and June 30, 2003 respectively.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)          Net interest margin is computed by dividing net interest income by total average earning assets.

(4)          Average yield is calculated based on actual days in quarter (91 for June 30, 2004 and June 30, 2003) and annualized to actual days in year (366 for 2004 and 365 for 2003).

Six Months Ended June 30,

	2004			2003
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets:
Earning assets
Loans (1)	$288,741	$10,972	7.64%	$243,065	$9,645	8.00%
Taxable investment securities	3,619	61	3.39%	2,041	62	6.03%
Tax-exempt investment securities (2)	725	20	5.55%	1,027	38	7.46%
Federal funds sold	49,783	243	0.98%	63,689	381	1.21%
Interest bearing deposits in banks	8,555	116	2.73%	5,284	90	3.43%
Total earning assets	351,423	11,415	6.51%	315,106	10,216	6.54%
Cash & due from banks	25,979			14,297
Other assets	24,211			22,169
	$401,613			$351,572

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$170,603	564.66%		$141,325	728	1.04%
Savings	26,942	68.51%		21,108	63.60%
Time deposits	85,175	1,095	2.59%	86,177	1,241	2.91%
Other borrowings	9,037	220	4.90%	8,745	250	5.76%
Total interest bearing liabilities	291,757	1,947	1.34%	257,355	2,282	1.79%
Demand deposits	73,406			62,163
Other liabilities	5,074			5,561
Total liabilities	370,237			325,079
Shareholders’ equity	31,376			26,493
	$401,613			$351,572
Net interest income & margin (3)		9,468	5.42%		7,934	5.08%

(1)          Loan interest includes loan fees of $1,031,000 and $917,000 during the six months ended June 30, 2004 and June 30, 2003, respectively.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          Net interest margin is computed by dividing net interest income by total average earning assets.

(4)          Average yield is calculated based on actual days in period (182 for June 30, 2004 and 181 days for June 30, 2003) and annualized to actual days in year (366 for 2004 and 365 for 2003).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2004 net interest income has increased $848,000 over the same time period in 2003.  Interest income from earning assets has increased by $676,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,014,000 while interest income from changes in rates has decreased by $338,000.  Interest expense for the second quarter of 2004 was $172,000 less than the same time period in 2003.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, has resulted in a net increase of interest expense of $67,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $239,000.   On a year-to-date basis through June 30, 2004, net interest income has increased $1,535,000 over the same time period in 2003.  Interest income from earning assets has increased by $1,200,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,826,000 while interest income from changes in rates has decreased by $626,000.  Interest expense for the six month period was $335,000 less than the same time period in 2003.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, have resulted in a net increase of interest expense of $163,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $498,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Three Months Ended June 30, 2004 over 2003

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,017	$(273)	$744
Taxable investment securities	30	(20)	10
Tax exempt investment securities (2)	(5)	(4)	(9)
Federal funds sold	(51)	(27)	(78)
Investment in time deposits	25	(16)	9
Total	1,014	(338)	676

Interest-bearing liabilities:
Demand deposits	75	(182)	(107)
Savings deposits	8	8
Time deposits	(16)	(55)	(71)
Other borrowings	0	(2)	(2)
Total	67	(239)	(172)
Interest differential	$947	$(99)	$848

(1)          The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          The rate/volume variance has been included in the rate variance.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses (Unaudited)

(In thousands) Six Months Ended June 30, 2004 over 2003

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,817	$(490)	$1,327
Taxable investment securities	47	(44)	3
Tax exempt investment securities (2)	(11)	(7)	(18)
Federal funds sold	(83)	(55)	(138)
Investment in time deposits	56	(30)	26
Total	1,826	(626)	1,200

Interest-bearing liabilities:
Demand deposits	151	(315)	(164)
Savings deposits	17	(12)	5
Time deposits	(14)	(133)	(147)
Other borrowings	9	(38)	(29)
Total	163	(498)	(335)
Interest differential	$1,663	$(128)	$1,535

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

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income (Unaudited)

Three Months Ended June 30,

	2004	% of Avg. Assets	2003	% of Avg. Assets

Service charges on deposit accounts	$511.49		$264.28
Loan servicing fees	94.09		374.40
Fees - alternative investment sales	93.09		61.08
Merchant fee income	78.08		45.04
Gain on the sale of loans	543.52		472.52
Other	235.23		167.20

Total non-interest income	$1,554	1.50	$1,383	1.52

Six Months Ended June 30,

	2004	% of Avg. Assets	2003	% of Avg. Assets

Service charges on deposit accounts	$964.48		$522.30
Loan servicing fees	186.09		713.41
Fees - alternative investment sales	230.11		81.05
Merchant fee income	162.08		151.09
Gain on the sale of loans	788.39		766.44
Other	453.23		333.19

Total non-interest income	$2,783	1.38	$2,566	1.48

Non-interest income was up $171,000 (12.4%) to $1,554,000 for the three months ended June 30, 2004 as compared to $1,383,000 for the three months ended June 30, 2003.    Increases in non-interest income were realized in fees from service charges (up 93.6%), fees from alternative investment sales (up 52.5%), merchant processing fees (up 73.3%), sale of loans (up 15%) and other (up 40.7%).

Loan servicing income declined as a result of fewer loans being sold on the secondary market through FNMA (Fannie Mae) as many customers of the Company had already taken advantage of the low levels in mortgage financing rates during 2003.

The increase in service charge income was the result of additional deposit accounts opened during the second quarter and fees resulting from the overdraft privilege deposit product.  The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the second quarter.

For the six months ended June 30, 2004, non-interest income was up $217,000 (8.5%) to

$2,783,000 as compared to the $2,566,000 total for the six months ended June 30, 2003.   All of the components of non-interest income showed gains with the exception of loan servicing fees which was down $527,000 or (283%) for the same reason stated above for the three month period.  Increases were realized in service charges on deposit accounts (up 84.7%), alternative investment sales (up 184%), merchant fee income (up 7.3%), gain on sale of loans (up 2.9%), and other (up 36%).

Non-interest Expense

Non-interest expense increased $418,000 (12.5%) to $3,749,000 in the second quarter of 2004 versus $3,331,000 in the second quarter of 2003.  On a quarter over quarter basis, full time equivalent employees increased by 8.  Salary and employee benefits increased $156,000 (8%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $41,000 (20.1%).  This increase in costs is associated with the opening of the Red Bluff office and the Marysville office, and is related to building depreciation, utilities, janitorial services and property taxes.   Fixed asset expense was $311,000 in the second quarter of 2004 compared to $233,000 in the same period of 2003, representing a 33.5% increase.   Other expenses increased $142,000 (14.9%) in the second quarter of 2004 versus the second quarter of 2003.

Non-interest expense for the six month period ended June 30, 2004 was $7,536,000 versus $6,551,000 for the same period in 2003.  Salaries and benefits increased by $494,000 (12.7%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  On a year over year basis, full time equivalent employees increased by 16 to 189.   Premises expense was up $108,000 (28.7%) from the first six months of 2003 to the first six months of 2004.  Fixed asset expense was up 191,000 (40.4%).  This increase relates to technology upgrades made to our core banking systems and the furniture fixtures and equipment needed to open the two offices mentioned above. As with the quarter-to-quarter comparison, much of the increase in premise expense is also related to the opening of the new Red Bluff and Marysville offices.   Other expenses increased by $388,000 (24%).

Provision for Loan Losses

The Company provided $190,000 for loan losses for the second quarter of 2004 as compared to $120,000 for the second quarter of 2003.  Net loan recoveries for the three months ended June 30, 2004 was $1,000 as compared to $3,000 in net recoveries for the three months ended June 30, 2003.   For the first six months of 2004, the Company made provisions for loan losses of $415,000.   This compares to the provision for loan losses of $270,000 for the first six months of 2003.

Provision for Income Taxes

The effective tax rate for the second quarter and first six months of 2004 was 41.3% and 40.6%, versus 43.2% and 41.4%, for the same period in 2003.

Balance Sheet Analysis

The Company’s total assets were $414,586,000 at June 30, 2003 as compared to $386,723,000 at December 31, 2003, representing an increase of 7.2%.  The average balance of total assets for the six months ended June 30, 2004 was $401,613,000, which represents an increase of $50,041,000 (14.2%) over the $351,572,000 during the six-month period ended June 30, 2003.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2004, these principal areas accounted for approximately 20%, 43%, 20%, 9% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2003 was 20%, 42%, 23%, 8% and 8%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans These changes are consistent with the Company’s history of increased real estate construction activity during the summer months.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($7,411,000 or 13.7%), residential real estate ($17,873,000 or 15.6%) agricultural loans ($7,640,000 or 36.7%),and consumer ($1,430,000 or 6.5%) and a decrease in real estate construction ($7,000 or .01%).  Table Five below summarizes the composition of the loan portfolio as of June 30, 2004 and December 31, 2003.

Table Five: Loan Portfolio Composition (Unaudited)

(In thousands)	June 30, 2004	December 31, 2003
Commercial	$61,487	$54,076
Real estate:
Mortgage	132,785	114,912
Construction	63,189	63,196

Agriculture	28,460	20,820
Consumer	23,277	21,847
Total loans	309,198	274,851
Allowance for loan losses	(4,013)	(3,587)
Deferred loan fees, net	(1,056)	(1,033)
Total net loans	$304,129	$270,231

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products.  Consumer loans include a range of traditional consumer loan products such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items.  Real estate construction loans are generally composed of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single-family residences.  Real estate mortgage loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%.  Agriculture loans consist primarily of crop loans to farmers of peaches, prunes, walnuts, and almonds.  In general, except in the case of loans with SBA or FMHA guarantees, the Company does not make long-term mortgage loans; however, Butte Community Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

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

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, and Marysville).  The Company also maintains loan production offices in the cities of Citrus Heights and Redding.  Single-family residential construction is the primary lending product from the Roseville location serving the greater Sacramento area.  The primary focus of the loan production office in Redding is commercial loans with an emphasis on SBA and other government loan programs.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 63.4% of the Company’s loan portfolio at June 30, 2004, which reflects an improvement from the 64.8% concentration level at December 31, 2003.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of June 30, 2004 and December 31, 2003.  There were no loans past due 90 days or more and still accruing interest at June 30, 2004 or December 31, 2003.

Table Six:  Non-Performing Loans (Unaudited)

(In thousands)	June 30, 2004	December 31, 2003
Nonaccrual:
Commercial	47	46
Real estate	71
Consumer and other	7	8
Total non-performing loans	$125	$54

At June 30, 2004, non-performing loans and leases were .04% of total loans and leases.  The recorded investments in loans that were considered to be impaired totaled $125,000 at June 30, 2004 and $54,000 at December 31, 2003.  One of the four impaired loans shown for June 30, 2004 had a U.S. Government guarantee for 80% of the loan balance which was $22,830.  The remaining balance of this loan is $5,707 and will be charged off.   The other three loans have a very low potential for loss.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2004 or December 31, 2003.  Management is not aware of any potential problem loans, which were accruing and current at June 30, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2004 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $4,013,000 or 1.30% of total loans at June 30, 2004 and $3,587,000 or 1.31% at December 31, 2003.  Net recoveries to average loans for the second quarter were zero and year to date through June 30, 2004 are.004%.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2004	2003	2004	2003

Average loans outstanding	$298,616	$246,939	$288,741	$243,065

Allowance for possible loan losses at beginning of period	$3,822	$3,154	$3,587	$3,007

Loans charged off:
Commercial
Real estate
Consumer		(1)	(7)	(4)
Total		(1)	(7)	(4)
Recoveries of loans previously charged off:
Commercial			14
Real estate
Consumer	1	4	3	4
Total	1	4	17	4
Net loan recoveries	1	3	10

Additions to allowance charged to operating expenses	190	120	415	270
Allowance for loan losses at end of period	$4,013	$3,277	4,013	3,277
Ratio of net charge-offs to average loans outstanding	.00%	.00%	.00%	.00%
Provision for possible loan losses to average loans outstanding	.06%	.05%	.14%	.11%
Allowance for loan losses to loans net of deferred fees at end of period	1.30%	1.34%	1.30%	1.34%

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

Other Real Estate

At June 30, 2004 and December 31, 2003, the Company did not have any other real estate (“ORE”) properties.

Deposits

At June 30, 2004, total deposits were $367,632,000 representing an increase of $25,121,000 (7.3%) over the December 31, 2003 balance of $342,511,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.056 per share on January 23, 2003, April 24, 2003, July 25, 2003, October 24, 2003, and $.075 per share on January 23, 2004, March 23, 2004, and June 15, 2004.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.  The per share amounts have been retroactively restated for the Company’s 4 for 3 stock split approved by the Board of Directors on February 17, 2004.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At June 30, 2004, shareholders’ equity was $32,115,000, representing an increase of $2,166,000 (7.2%) from $29,949,000 at December 31, 2003.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 11.3% at June 30, 2004 compared to 12.1% at December 31, 2003.  Tier 1 risk-based capital to risk-adjusted assets was 10.1% at June 30, 2004 and 10.9% at December 31, 2003.

Table Eight below lists the Company and the Bank capital ratios at June 30, 2004 and December 31, 2003, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At June 30, 2004	At December 31, 2003	Minimum Regulatory Requirement
Company

Leverage ratio	9.8%	9.9%	4.0%

Tier 1 Risk-Based Capital	10.4%	12.2%	4.0%

Total Risk-Based Capital	12.6%	13.4%	8.0%

Bank

Leverage ratio	9.0%	8.8%	4.0%

Tier 1 Risk-Based Capital	10.1%	10.9%	4.0%

Total Risk-Based Capital	11.3%	12.1%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at June 30, 2004 and December 31, 2003.  The Bank was considered “well-capitalized” by regulatory standards, at June 30, 2004 and December 31, 2003.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2004 and December 31, 2003 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2004	$ Change in NII from Current 12 Month Horizon December 31, 2003
Variation from a constant rate scenario
+200bp	$487	$286
- 200bp	$461	$714

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2004, and 2003.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at June 30, 2004 and December 31, 2003 were approximately $156,872,000 and $141,308,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2004, consolidated liquid assets totaled $74.9 million or 18.1% of total assets compared to $80.1 million or 20.7% of total assets on December 31, 2003.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2004.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $156,872,000 and $141,308,000 at June 30, 2004 and December 31, 2003, respectively.  As a percentage of net loans, these off-balance sheet items represent 49.7% and 52.3%, respectively.

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

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

The Board of Directors approved a plan at their June 2003 meeting to repurchase up to $3,000,000 of the outstanding common stock of the Company.  The plan states that stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased depends on market conditions.  The share repurchase plan does not include specific price targets or timetables and may be suspended at any time.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

Month #3 June 1, 2004 to June 30, 2004	12,000	$26.92	12,000	$2,676,093

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 29, 2004, one matter came before the meeting for vote:  Election of Directors to serve until the 2004 Annual Meeting or until their successors are elected.  Shares voted by proxy totaled 2,468,861 with no votes withholding authority.

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

(b)  Reports on Form 8-K

On April 14, 2004 the Company filed a Report on Form 8-k announcing first quarter earnings for 2004.

On June 18, 2004 the Company filed a Report on form 8-k announcing a seven and one half cent per share Cash Dividend for shareholders of record on June 30, 2004 payable July 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

August 10, 2004	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 10, 2004	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO