Form 10-Q
period 2004-09-30
COMMUNITY VALLEY BANCORP
filed 2004-11-12
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 2004

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

No par value Common Stock    3,636,291 shares outstanding at October 31, 2004.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands except per share data)	September 30, 2004	December 31, 2003

ASSETS

Cash and due from banks	$25,677	$26,205
Federal funds sold	14,425	50,605
Interest-bearing deposits in banks	9,607	7,925
Investment securities (market value of $7,133 at September 30, 2004 and $4,325 at December 31, 2003)	7,128	4,325
Loans held for sale	1,569	2,279
Loans, less allowance for loan losses of $4,233 at September 30, 2004 and $3,587 at December 31, 2003	339,852	270,231
Bank premises and equipment, net	9,045	8,554
Accrued interest receivable and other assets	15,874	16,599
	$423,177	$386,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$76,987	$68,463
Interest bearing	297,830	274,048
Total deposits	374,817	342,511

Employee stock ownership plan note payable	722	832
Subordinated debentures	8,248	8,248

Accrued interest payable and other liabilities	6,012	5,183

Total liabilities	389,799	356,774

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 3,632,391 shares at September 30, 2004 and 3,621,824 shares at December 31, 2003	7,773	7,271
Unearned ESOP shares (85,691 shares at September 30, 2004 and 90,909 shares at December 31, 2003, at cost)	(1,014)	(1,070)

Retained earnings	26,612	23,746

Accumulated other comprehensive income, net (Note 3)	7	2

Total shareholders’ equity	33,378	29,949
	$423,177	$386,723

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the periods ended September 30,
	Three months		Nine Months
(In thousands, except per share data)	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$6,306	$5,308	$17,278	$14,493
Interest on Federal funds sold	86	152	329	533
Interest on deposits in banks	64	55	180	145
Interest and dividends on investment securities:
Taxable	47	9	108	70
Exempt from Federal income taxes	16	0	36	38
Dividends	0	1	3	1

Total interest income	6,519	5,525	17,934	15,740
Interest expense:
Interest on deposits	878	964	2,605	2,996
Interest on subordinated debentures	112	103	315	336
Interest on note payable	8	8	25	25
Total interest expense	998	1,075	2,945	3,357

Net interest income	5,521	4,449	14,989	12,383

Provision for loan losses	225	210	640	480
Net interest income after provision for loan losses	5,296	4,239	14,349	11,903

Non-interest income	1,366	1,519	4,150	4,085

Non-interest expense:
Salaries and employee benefits	2,243	2,005	6,623	5,891
Occupancy	283	236	767	612
Furniture and equipment	399	284	1,103	757
Other expense	1,107	910	3,076	2,726
Total non-interest expense	4,032	3,435	11,569	9,986

Income before income taxes	2,630	2,323	6,930	6,002

Income taxes	1,036	889	2,783	2,415

Net income	$1,594	$1,434	$4,147	$3,587

Basic earnings per share	$.45	$.41	$1.17	$1.02
Diluted earnings per share	$.42	$.39	$1.09	$.97

Cash dividends per share	$.075	$.056	$.225	$.17

See Notes to Unaudited Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated Other Comprehensive Income
			Unearned ESOP Shares			Total Shareholders’ Equity
	Common Stock			Retained Earnings			Comprehensive Income
	Shares	Amount

Balance, January 1, 2003	3,580,468	$6,660	$(852)	$19,559	$14	$25,381

Comprehensive income (Note 3):
Net income				5,269		5,269	$5,269
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale investment securities					(12)	(12)	(12)
							$5,257

Exercise of stock options and related tax benefit	41,356	462				462
Earned ESOP shares		150	102			252
Shares acquired or redeemed by ESOP			(321)			(321)
Cash dividends- $.30 per share				(1,082)		(1,082)

Balance, December 31, 2003	3,621,824	7,272	(1,071)	23,746	2	29,949

Comprehensive income (Note 3):
Net income				4,146		4,146	$4,146
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale investment securities					5	5	5

Total comprehensive income							$4,151
Purchase of common stock	(19,015)	(40)		(462)		(502)
Exercise of stock options and related tax benefit	29,582	470				470
Fractional shares		(6)				(6)
Earned ESOP shares		77	57			134
Cash dividends declared - $.225 per share				(818)		(818)

Balance, September 30, 2004	3,632,391	$7,773	$(1,014)	$26,612	$7	$33,378

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                  (Unaudited)

(In thousands) For the nine months ended September 30,	2004	2003

Cash flows from operating activities:
Net income	$4,146	$3,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	640	480
Deferred loan origination costs, net	59	224
Depreciation and amortization	999	671
Gain on disposition of Bank premises and equipment		(3)
Net decrease in loans held for sale	711	2,252
Increase in cash surrender value of bank-owned life insurance	(335)	(166)
Non-cash compensation expense associated with the ESOP	135	116
Decrease in accrued interest receivable and other assets	1,259	47
Increase (decrease) in accrued interest payable and other liabilities	829	(1,005)

Net cash provided by operating activities	8,443	6,203

Cash flows from investing activities:

Increase in interest-bearing deposits in banks	(1,682)	(3,666)
Proceeds from called available-for-sale investment securities	300
Proceeds from called held-to-maturity investment securities	1,598	2,200
Proceeds from matured held-to-maturity investment securities	130
Proceeds from principal payments of held-to-maturity investment securities	310
Purchase of held-to-maturity investment securities	(1,012)	(2,030)
Purchase of available-for-sale investment securities	(4,148)
Purchases of premises and equipment	(1,454)	(1,857)
Proceeds from sale of premises and equipment		155
Purchase of bank-owned life insurance		(1,608)
Investment in ATM program		(9,989)
Net increase in loans	(70,319)	(38,454)

Net cash used in investing activities	(76,277)	(55,249)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$21,109	$36,254
Net increase in time deposits	11,195	2,549
Repayment of ESOP loan, net	(110)	92
Payment of cash dividends	(817)	(810)
Cash paid for fractional shares	(6)
Exercise of stock options	259	236
Purchase of unearned ESOP shares		(186)
Repurchase of common stock	(502)

Net cash provided by financing activities	31,128	38,135

Decrease in cash and cash equivalents	(36,708)	(10,911)

Cash and cash equivalents at beginning of year	76,810	73,031

Cash and cash equivalents at end of period	$40,102	$62,120

See Notes to Unaudited Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein.  In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned bank subsidiary, Butte Community Bank.  Community Valley Statutory Trust is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method.  All significant inter-company balances and transactions have been eliminated in consolidation.  The results of operations for the three and nine month periods ended September 30, 2004 may not necessarily be indicative of the operating results for the full year 2004.

On February 20, 2004, the Board of Directors declared a four-for-three stock split effective March 26, 2004 for shareholders of record on March 2, 2004.  All share and per share data has been retroactively adjusted to reflect the stock split.

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

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

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (3,560,903 and 3,552,469 shares for the three and nine month periods ended September 30, 2004 and 3,518,621 and 3,507,809 shares for the three and nine month periods ended September 30, 2003).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (230,192 and 247,793 shares for the three and nine month periods ended September 30, 2004 and 194,245 and 189,644 shares for the three and  nine month periods ended September 30, 2003).  Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented.  During the periods covered the Company had no stock options that were considered anti-dilutive.

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

4.  STOCK –BASED COMPENSATION

The Company issues stock options under three stock-based compensation plans, the Community Valley Bancorp 1991, 1997 and 2000 Stock Option Plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the periods in which the options become vested.

(In thousands, except per share data)

	Three Months Ended
	September 30, 2004	September 30, 2003

Net income as reported	$1,594	$1,434
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(71)	(65)

Pro forma net income	$1,523	$1,369

Basic earnings per share - as reported	$0.45	$0.41
Basic earnings per share - pro forma	$0.43	$0.39

Diluted earnings per share - as reported	$0.42	$0.39
Diluted earnings per share - pro forma	$0.40	$0.38

	Nine Months Ended
	September 30, 2004	September 30, 2003

Net earnings as reported	$4,147	$3,588
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(214)	(194)

Pro forma net income	$3,933	$3,393

Basic earnings per share - as reported	$1.17	$1.02
Basic earnings per share - pro forma	$1.11	$0.97

Diluted earnings per share - as reported	$1.09	$0.97
Diluted earnings per share - pro forma	$1.04	$0.93

	Nine Months Ended
	September 30, 2004	September 30, 2003
Dividend yield (not applicable)
Expected volatility	79.07 – 92.26%	95.16%

Risk-free interest rate	4.02 – 4.12%	4.52%

Expected option life	10 years	10 years
Weighted average fair value of options granted during the year	$9.51	$9.86

5.  COMMITMENTS AND CONTINGENCIES

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $153,673,000 and $141,308,000 at September 30, 2004 and December 31, 2003, respectively.  As a percentage of net loans, these off-balance sheet items represent 45.0% and 52.3%, respectively.

Item  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for September 30, 2004 and December 31, 2003 and income and expense accounts for the three and nine month periods ended September 30, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2003 Annual Report to Shareholders on Form 10-K and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgement to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at September 30, 2004.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Revenue recognition

The Company’s primary source of revenue is interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2003 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

Overview

The Company recorded net income of $1,594,000 for the quarter ended September 30, 2004, which was an 11% increase from the $1,434,000 reported for the same period of 2003.  Diluted earnings per share for the third quarter of 2004 were $0.42, compared to the $0.39 recorded in the third quarter of 2003.  The annualized return on average equity (ROAE) and the return on average assets (ROA) for the third quarter of 2004 were 17.34% and 1.36%, respectively, as compared to 17.80% and 1.34%, respectively, for the same period in 2003.

Net income for the nine months ended September 30, 2004 was $4,147,000 (up 15.6%) compared to the $3,587,000 recorded in the first nine months of 2003.   The primary reasons for the increase in net income were the growth in earning assets the company experienced as well as decreases in average rates paid, primarily on certificates of deposit and demand deposits.

Total assets of the Company increased by $36,454,000 or (9.4%) from December 31, 2003 to $423,177,000 at September 30, 2004.  Net loans totaled $341,421,000, up $71,190,000 (26.3%) from the ending balances on December 31, 2003.  Deposit balances at September 30, 2004 totaled $374,817,000, up $32,306,000 (9.4%) from December 31, 2003.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except percentages)	2004	2003	2004	2003

Net interest income	$5,521	$4,449	$14,989	$12,383
Provision for loan losses	(225)	(210)	(640)	(480)
Non-interest income	1,366	1,519	4,150	4,085
Non-interest expense	(4,032)	(3,435)	(11,569)	(9,986)
Provision for income taxes	(1,036)	(889)	(2,783)	(2,415)

Net income	$1,594	$1,434	$4,147	$3,587

Average total assets (In millions)	$421.1	$381.1	$408.1	$363.2
Net income (annualized) as a percentage of average total assets	1.51%	1.53%	1.36%	1.34%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.86% for the three months ended September 30, 2004 and 5.58% for the nine month period ending September 30, 2004.  Net interest income increased $1,071,000 (24%) for the third quarter of 2004 compared to the same period in 2003.  Net interest income increased $2,604,000 (21%) for the nine months ended September 30, 2004 over the same period in 2003.   The primary reason for this increase was the loan growth and the resulting interest income and fees associated with that growth together with the decrease in the interest rates paid on deposits.

The average balances of interest bearing liabilities were $27,748,000 (10%) higher in the third quarter of 2004 versus the same quarter in 2003. Even though the interest bearing balances increased, rates paid on these liabilities decreased 23 basis points on a quarter over quarter basis.   As a result, interest expense was $77,000 (7.7%) lower in the third quarter of 2004 versus the prior year period.  The average balances of interest bearing liabilities were $32,585,000 (12.4%) higher in the nine-month period ended September 30, 2004 versus the same period in 2003.  Rates paid on interest bearing liabilities decreased 38 basis points on a year over year basis.  The reason for this decrease was the ability of management to channel the growth of the deposits away from higher interest rate certificates of deposit to lower rate demand deposits and to lower the average cost of certificates of deposit as higher cost deposits were re-priced in a lower rate environment.  As a result, interest expense was $412,000 (12.3%) lower in the nine month period ended September 30, 2004 versus the prior year period.

Table Two, Analysis of Net Interest Margin, and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company’s interest income and expense.  Table Two provides an analysis of net interest margin setting forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin.

Table Two:  Analysis of Net Interest Margin

	Three Months Ended September 30,
	2004			2003
	Avg		Avg	Avg		Avg
(In thousands, except percentages)	Balance	Interest	Yield (4)	Balance	Interest	Yield (4)

Assets:
Earning assets
Loans (1)	$334,154	$6,306	7.51%	$268,306	$5,308	7.85%
Taxable investment securities	5,529	47	3.31%	2,061	10	1.73%
Tax-exempt investment securities (2)	1,219	16	5.22%	817		0%
Federal funds sold	24,784	86	1.38%	60,593	152	1.00%
Interest bearing deposits in banks	9,305	64	2.74%	7,298	55	2.99%
Total earning assets	374,991	6,519	6.91%	339,075	5,525	6.46%
Cash & due from banks	27,040			17,151
Other assets	19,118			24,883
	$421,149			$381,109

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$175,330	262	0.59%	$157,307	348	0.88%
Savings	31,172	37	0.47%	23,329	28	0.47%
Time deposits	88,377	579	2.61%	86,644	588	2.69%
Other borrowings	8,984	120	5.31%	8,772	111	5.02%
Total interest bearing liabilities	303,863	998	1.31%	276,115	1,075	1.54%
Demand deposits	77,711			70,082
Other liabilities	6,512			6,923
Total liabilities	388,086			353,120
Shareholders’ equity	33,063			27,989
	$421,129			$381,109
Net interest income & margin (3)		$5,521	5.86%		$4,449	5.21%

(1)  Loan interest includes loan fees of $628,000 and $497,000 during the three months ended September 30, 2004 and September 30, 2003 respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)  Average yield is calculated based on actual days in quarter (92 for September 30, 2004 and September 30, 2003) and annualized to actual days in year (366 for 2004 and 365 for 2003).

	Nine Months Ended September 30,
	2004			2003
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets:
Earning assets
Loans (1)	$302,302	$17,278	7.63%	$250,711	$14,953	7.97%
Taxable investment securities	4,260	111	3.45%	2,047	71	4.70%
Tax-exempt investment securities (2)	889	36	5.41%	957	38	5.31%
Federal funds sold	41,407	329	1.06%	63,206	533	1.13%
Interest bearing deposits in banks	8,806	180	2.73%	5,918	145	3.28%
Total earning assets	357,664	17,934	6.70%	322,839	15,740	6.52%
Cash & due from banks	26,339			15,715
Other assets	24,095			24,605
	$408,098			$363,159

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$172,296	827	0.64%	$146,492	1,075	0.98%
Savings	28,353	103	0.49%	21,620	91	0.56%
Time deposits	86,242	1,674	2.59%	86,281	1,830	2.84%
Other borrowings	8,859	340	5.13%	8,772	361	5.50%
Total interest bearing liabilities	295,750	2,944	1.33%	263,165	3,357	1.71%
Demand deposits	73,506			65,447
Other liabilities	6,910			7,554
Total liabilities	376,166			336,166
Shareholders’ equity	31,932			26,993
	$408,098			$363,159
Net interest income & margin (3)		14,989	5.58%		12,383	5.13%

(1)  Loan interest includes loan fees of $1,659,000 and $1,414,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)  Average yield is calculated based on actual days in period (274 for September 30, 2004 and 273 days for September 30, 2003) and annualized to actual days in year (366 for 2004 and 365 for 2003).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending September 30, 2004 net interest income has increased $1,071,000 over the same time period in 2003.  Interest income from earning assets has increased by $994,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,240,000 while interest income from changes in rates has decreased by $246,000.   Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, has resulted in a net increase of interest expense of $64,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $141,000.   On a year-to-date basis through September 30, 2004, net interest income has increased $2,604,000 over the same time period in 2003.  Interest income from earning assets has increased by $2,191,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $3,042,000 while interest income from changes in rates has decreased by $851,000.  Interest expense for the nine month period was $413,000 less than the same time period in 2003.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits, have resulted in a net increase of interest expense of $221,000.  Decreases in average rates paid, primarily on certificates of deposit and demand deposits have resulted in an interest expense reduction of $634,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended September 30, 2004 over 2003

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,299	$(301)	$998
Taxable investment securities	15	22	37
Tax exempt investment securities (2)	0	16	16
Federal funds sold	(90)	24	(66)
Interest bearing deposits in banks	15	(6)	9
Total	1,240	(246)	994
Interest-bearing liabilities:
NOW & MMDA	40	(126)	(86)
Savings deposits	9		9
Time deposits	12	(21)	(9)
Other borrowings	3	6	9
Total	64	(141)	(77)
Interest differential	$1,176	$(105)	$1,071

(1)  The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)  The rate/volume variance has been included in the rate variance.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Nine Months Ended September 30, 2004 over 2003

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$3,080	$(755)	$2,325
Taxable investment securities	78	(38)	40
Tax exempt investment securities (2)	(3)	1	(2)
Federal funds sold	(184)	(20)	(204)
Investment in time deposits	71	(36)	35
Total	3,042	(848)	2,194
Interest-bearing liabilities:
Demand deposits	190	(438)	(248)
Savings deposits	28	(16)	12
Time deposits	(1)	(154)	(155)
Other borrowings	4	(25)	(21)
Total	221	(633)	(412)
Interest differential	$2,821	$(215)	$2,606

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

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income

Three Months Ended September 30,

	2004	% of Avg. Assets	2003	% of Avg. Assets

Service charges on deposit accounts	$575.55		$415.44
Loan servicing fees	103.10		240.26
Fees - alternative investment sales	85.08		70.07
Merchant fee income	81.08		64.07
Gain on the sale of loans	255.24		460.49
Other	268.25		270.29

Total non-interest income	$1,367	1.30	$1,519	1.62

Nine Months Ended September 30,

	2004	% of Avg. Assets	2003	% of Avg. Assets

Service charges on deposit accounts	$1,539.50		$937.35
Loan servicing fees	289.09		354.13
Fees - alternative investment sales	315.10		150.06
Merchant fee income	243.08		215.08
Gain on the sale of loans	1,043.34		1,962.72
Other	721.24		467.17

Total non-interest income	$4,150	1.36	$4,085	1.51

Non-interest income was down $152,000 (10%) to $1,367,000 for the three months ended September 30, 2004 as compared to $1,519,000 for the three months ended September 30, 2003.    Increases in non-interest income were realized in fees from service charges (up 38.6%), fees from alternative investment sales (up 21.4%) and merchant processing fees (up 32.8%). Loan servicing income and gains on the sale of loans declined (133% and 81.8% respectively) as a result of fewer loans being sold in the secondary market through FNMA (Fannie Mae) as many customers of the Company had already taken advantage of the low levels in mortgage financing rates during 2003.   Other income also declined on a quarter over quarter basis by (1.5%) The increase in service charge income was the result of additional deposit accounts opened during the third quarter, an overall increase in fees charged for services which were increased in the third quarter of 2004 and fees resulting from the overdraft privilege deposit product.  The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the third quarter.

For the nine months ended September 30, 2004, non-interest income was up $65,000 (1.6%) to $4,150,000 as compared to the $4,085,000 total for the nine months ended September 30, 2003.   All of the components of non-interest income showed gains with the exception of loan servicing fees which was down $65,000 or (18.4%) and gains on the sale of loans which was down $920,000 or (46.8%) for the same reasons stated above for the three month period.  Increases were realized in service charges on deposit accounts up $602,000 or (64.2%), alternative investment sales up $165,000 or (110.0%), merchant fee income up $32,000 or (14.9%) and other up $251,000 or (53.7%).

Non-interest Expense

Non-interest expense increased $597,000 (17.4%) to $4,032,000 in the third quarter of 2004 versus $3,435,000 in the third quarter of 2003.  On a quarter over quarter basis, full time equivalent employees increased by 6 to 195.  Salary and employee benefits increased $238,000 (11.9%) resulting from normal cost of living raises, and staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $47,000 (19.9%).  This increase in costs is associated with the opening of the Red Bluff office and the Marysville office, and is related to building depreciation, utilities, janitorial services and property taxes.   Furniture and equipment expense was $399,000 in the third quarter of 2004 compared to $284,000 in the same period of 2003, representing a 40.5% increase.   Other expenses increased $197,000 (21.6%) in the third quarter of 2004 versus the second quarter of 2003.

Non-interest expense for the nine month period ended September 30, 2004 was $11,569,000 versus $9,987,000 for the same period in 2003.  Salaries and benefits increased by $732,000 (12.4%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow and implement the new technology acquired during the year.  On a year over year basis, full time equivalent employees increased by 17 to 195.   Occupancy expense was up $155,000 (25.3%) from the first nine months of 2003 to the first nine months of 2004.  Furniture and equipment expense was up 346,000 (46%).  This increase relates to technology upgrades made to our core banking systems and the furniture fixtures and equipment needed to open the two offices mentioned above. As with the quarter-to-quarter comparison, much of the increase in occupancy expense is also related to the opening of the new Red Bluff and Marysville offices.   Other expenses increased by $300,000 (12.8%).

Provision for Loan Losses

The Company provided $225,000 for loan losses for the third quarter of 2004 as compared to $210,000 for the third quarter of 2003.  Net loan charge-offs for the three months ended September 30, 2004 was $5,000 as compared to $14,000 for the three months ended September 30, 2003.   For the first nine months of 2004, the Company made provisions for loan losses of $640,000.   This compares to the provision for loan losses of $480,000 for the first nine months of 2003.  Net loan recoveries for the nine months ended September 30, 2004 was $6,000 as compared to $14,000 in net loan charge-offs for the same period in 2003.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the balance sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the third quarter and first nine months of 2004 was 39.4% and 40.2%, versus 38.3% and 40.2%, for the same period in 2003.

Balance Sheet Analysis

The Company’s total assets were $423,177,000 at September 30, 2004 as compared to $386,723,000 at December 31, 2003, representing an increase of 9.4%.  The average balance of total assets for the nine months ended September 30, 2004 was $408,098,000, which represents an increase of $50,041,000 (12.4%) over the $363,159,000 during the nine-month period ended September 30, 2003.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At September 30, 2004, these principal areas accounted for approximately 19%, 42%, 23%, 8% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2003 was 20%, 42%, 23%, 7% and 8%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans.  These changes are consistent with the Company’s history of increased real estate construction activity during the summer months.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($10,793,000 or 20%), residential real estate ($30,465,000 or 26.5%), real estate construction ($17,031,000 or 26.9%), agricultural loans ($8,433,000 or 40.5%) and consumer ($3,603,000 or 16.5%).  Table Five below summarizes the composition of the loan portfolio as of September 30, 2004 and December 31, 2003.

Table Five: Loan Portfolio Composition

(In thousands)	September 30, 2004	December 31, 2003
Commercial	$64,869	$54,076
Real estate:
Mortgage	145,377	114,912
Construction	80,227	63,196

Agriculture	29,253	20,820
Consumer	25,450	21,847
Total loans	345,176	274,851
Allowance for loan losses	(4,233)	(3,587)
Deferred loan fees, net	(1,091)	(1,033)
Total net loans	$339,852	$270,231

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

Real estate construction loans are generally composed of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single-family residences.  Real estate mortgage loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 80%.  Agriculture loans consist primarily of crop loans to farmers of peaches, prunes, walnuts, almonds and rice.  In general, except in the case of loans with SBA or FMHA guarantees, the Company does not retain long-term mortgage loans; however, Butte Community Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies.  Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio.  Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth.  Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.  With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 64.8% of the Company’s loan portfolio at September 30, 2004, which is the same, on a percentage basis, as the 64.8% concentration level at December 31, 2003.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of September 30, 2004 and December 31, 2003.  There were no loans past due 90 days or more and still accruing interest at September 30, 2004 or December 31, 2003.

Table Six:  Non-Performing Loans

(In thousands)	September 30, 2004	December 31, 2003
Nonaccrual:
Commercial	17	46
Real estate	71
Consumer and other		8
Total non-performing loans	$88	$54

At September 30, 2004, non-performing loans and leases were .03% of total loans and leases.  The recorded investments in loans that were considered to be impaired totaled $88,000 at September 30, 2004 and $54,000 at December 31, 2003.  Foreclosure proceedings are underway on the real estate loan for $71,000.  This loan and the commercial loan for $17,000 are well secured and have very low potential for loss.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2004 or December 31, 2003.  Management is not aware of any potential problem loans, which were accruing and current at September 30, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of September 30, 2004 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $4,233,000 or 1.22% of total loans at September 30, 2004 and $3,587,000 or 1.31% at December 31, 2003.  Net charge-offs to average loans for the third quarter were .006% and year to date through September 30, 2004 are zero.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

(In thousands, except for percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average loans outstanding	$334,154	$268,306	$302,502	$250,711

Allowance for possible loan losses at beginning of period	$4,013	$3,277	$3,587	$3,007

Loans charged off:
Commercial	(6)	(14)	(6)	(14)
Real estate
Consumer	(8)		(15)	(4)
Total	(14)	(14)	(21)	(18)
Recoveries of loans previously charged off:
Commercial			14
Real estate
Consumer	9		13	4
Total	(5)		27	4
Net loan recoveries (charge-offs)	(5)	(14)	6	(14)

Additions to allowance charged to operating expenses	225	210	640	480
Allowance for loan losses at end of period	$4,233	$3,473	4,233	3,473
Ratio of net charge-offs to average loans outstanding	.00%	(.005)%	.00%	(.006)%
Provision for possible loan losses to average loans outstanding	.06%	.08%	.20%	.19%
Allowance for loan losses to loans net of deferred fees at end of period	1.22%	1.28%	1.22%	1.28%

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

Other Real Estate

At September 30, 2004 and December 31, 2003, the Company did not have any other real estate (“ORE”) properties.

Deposits

At September 30, 2004, total deposits were $374,817,000 representing an increase of $32,306,000 (9.4%) over the December 31, 2003 balance of $342,511,000.  Non-interest bearing deposits increased $8,524,000 (12.5%) over the December 31, 2003 balance of $68,463,000 and interest bearing deposits increased $23,782,000 (8.7%) over the December 31, 2003 balance of $274,048,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.056 per share on January 23, 2003, April 24, 2003, July 25, 2003, October 24, 2003, and $.075 per share on January 23, 2004, March 23, 2004, June 15, 2004, and September 16, 2004.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.  The per share amounts have been retroactively restated for the Company’s 4 for 3 stock split approved by the Board of Directors on February 17, 2004.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At September 30, 2004, shareholders’ equity was $33,378,000, representing an increase of $3,429,000 (11.4%) from $29,949,000 at December 31, 2003.  The increase is primarily the result of the net income for the period offset by the repurchase of common stock by the company and the cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 12.2% at September 30, 2004 compared to 12.1% at December 31, 2003.  Tier 1 risk-based capital to risk-adjusted assets was 11.0% at September 30, 2004 and 10.9% at December 31, 2003.

Table Eight below lists the Company and the Bank capital ratios at September 30, 2004 and December 31, 2003, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At September 30, 2004	At December 31, 2003	Minimum Regulatory Requirement
Company
Leverage ratio	9.8%	9.9%	4.0%
Tier 1 Risk-Based Capital	11.0%	12.2%	4.0%
Total Risk-Based Capital	12.1%	13.4%	8.0%
Bank
Leverage ratio	9.2%	8.8%	4.0%
Tier 1 Risk-Based Capital	11.0%	10.9%	4.0%
Total Risk-Based Capital	12.2%	12.1%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at September 30, 2004 and December 31, 2003.  The Company was considered “well-capitalized” by regulatory standards, at September 30, 2004 and December 31, 2003.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2004 and December 31, 2003

(In thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2004	$ Change in NII from Current 12 Month Horizon December 31, 2003
Variation from a constant rate scenario
+200bp	$646	$286
- 200bp	$1,140	$714

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2004, and 2003.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at September 30, 2004 and December 31, 2003 were approximately $153,673,000 and $141,308,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight Federal funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2004, consolidated liquid assets totaled $43.4 million or 10.3% of total assets compared to $80.1 million or 20.7% of total assets on December 31, 2003.  Liquid assets in the form of fed funds sold decreased by approximately $30 million due to the growth in the loan portfolio during the third quarter.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $6,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2004.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.   (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Subsequent Events

On September 29, 2004 the Company filed for Financial Holding Company status with the Federal Reserve Bank of San Francisco with subsequent approval granted on October 29, 2004.  On October 15, 2004 the Company filed with the California Department of Insurance for permission to operate a subsidiary of Community Valley Bancorp called CVB Insurance Agency LLC.

On October 28, 2004 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to establish a branch office in the city of Colusa.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

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

For the Quarter Ended September 30, 2004

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Month #1
July 1, 2004 to
July 31, 2004
Month #2
August 1, 2004 to
August 31, 2004	5,000	25.45	5,000	2,548,843
Month #3
September 1, 2004 to
September 30, 2004	2,015	25.35	2,015	2,497,763

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

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

(b)  Reports on Form 8-K

On July 16, 2004 the Company filed a Report on Form 8-k announcing second quarter earnings for 2004.

On September 10, 2004 the Company filed a Report on form 8-k announcing a seven and one half cent per share Cash Dividend for shareholders of record on September 30, 2004 payable October 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

November 10, 2004	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 10, 2004	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO/COO