Form 10-K
period 2004-12-31
COMMUNITY VALLEY BANCORP
filed 2005-03-14
CIK 1170833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $66.9 million, based on the sales price reported to the Registrant on that date of $26.30 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 1, 2005 was 3,646,511.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Federal Deposit Insurance Corporation pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

TABLE OF CONTENTS

ITEM

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Consolidated Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9a. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Item 1.           Business

General

The Company

Community Valley Bancorp (the “Company”) is a California corporation registered as a financial holding company under the Financial Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Chico, California.  The Company was incorporated in July, 2001 and acquired all of the outstanding shares of Butte Community Bank (the “Bank”) in May, 2002.  The Company’s principal subsidiary is the Bank.  The Company also has a subsidiary in the name of Community Valley Bancorp Trust I, which was formed in December, 2002 solely to facilitate the issuance of capital trust pass-through securities.  The Company also has an insurance subsidiary in the name of Community Valley Bancorp Insurance Agency, LLC which was formed in December 2004 to provide a full service insurance agency offering all lines of coverage.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

The Company’s principal source of income is currently dividends from the Bank, but the Company intends to explore additional supplemental sources of income in the future.  The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt will generally be paid from such payments made to the Company by the Bank.

At December 31, 2004, the Company had consolidated assets of $449.7million, deposits of $399.1 million and shareholders’ equity of $34.5 million.  The Company’s liabilities include $8.2 million in subordinated debentures issued to Community Valley Trust I (see “Recent Developments” for further details).

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

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990.  The Bank’s Administrative Office is located at 2041 Forest Avenue, Chico, California.  The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof.  The Bank is not a member of the Federal Reserve System.  At December 31, 2004, the Bank had approximately $449.1 million in assets, $345 million in loans and $403.2 million in deposits.

We operate seven full-service branch offices in four Butte County communities, one full-service branch office in Sutter County, one full-service branch in Tehama County, one full-service branch in Yuba County, one full-service branch in Colusa County, one Loan Production office in Sacramento County, and one Loan Production office in Shasta County.  We offer a full range of banking services to individuals and various-sized businesses in the communities we serve.  The locations of those offices are:

Chico:	Main Office	Paradise	South Paradise Branch
	2041 Forest Avenue		672 Pearson Road

	Administrative Headquarters		North Paradise Branch
2041 Forest Avenue
	2041 Forest Avenue		6653 Clark Road

	North Chico Branch	Oroville	Oroville Branch
	237 West East Avenue		2227 Myers Street

	Central Chico Branch	Magalia	Magalia Branch
	900 Mangrove Avenue		14001 Lakeridge Circle

Citrus Heights	Citrus Heights Loan Office	Yuba City	Yuba City Branch
	5959 Greenback Lane #450		1600 Butte House Road

Redding	Redding Loan Office	Red Bluff	Red Bluff Branch
	100 East Cypress Ave.		84 Belle Mill Road
Suite # 150

Marysville	Marysville Branch	Colusa	Colusa Branch
	812 B Street		1017 Bridge Street

In addition, our Real Estate Loan Center, Data Processing, Call Center, Central Note Department and Bank Card Center are located at 1390 Ridgewood Drive, Chico.  We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices.  These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, The city of Red Bluff in Tehama County, the city of Marysville in Yuba County, the city of Colusa in Colusa County, the city of Citrus Heights in Sacramento County, and the city of Redding in Shasta County.

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

The Agricultural Credit Centers located in Yuba City, Chico, and Red Bluff provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers and small business farming organizations.

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices.  In addition, we staff our Chico, Paradise, Oroville, Red Bluff and Yuba City offices with real estate lending specialists.  These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities.  Secondary market services are provided though the Bank’s affiliations with Fannie Mae and various non-governmental programs.  The Bank services these real estate loans sold on the secondary market, and as of year end the portfolio was in excess of $161 million.  We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998.  The Bank’s SBA program generated approximately $6.5 million in loans during the past year.  It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  The Bank was also recognized as the number one USDA Business and Industry Lender in California and first in the nation during 2004.  The Bank originated $15.7 million in loans through this program during 2004.

As of December 31, 2004, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (6%); (ii) commercial and industrial (including SBA) loans (21%); (iii) real estate loans (mortgage and construction) (63%); (iv) consumer loans (8%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options.  As of December 31, 2004, we had 26,242 deposit accounts with balances totaling approximately $399 million, compared to 24,409 deposit accounts with balances totaling approximately $343 million at December 31, 2003.  Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed.  These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services and other customary banking services.  Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks.  During the past few years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities.  We now have a total of five such remote ATM’s at five different locations, including a hospital, two convenience stores, an entertainment center, and a copy and postal service business.  These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience.  In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.

Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities.  This results in a relatively modest average deposit balance of approximately $12,000 at December 31, 2004, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies.  The Bank has had a relationship with a local title company for many years.  They have kept substantial deposit balances which have increased consistently with new home purchases and refinancing activity.  Management believes this relationship to be very secure and does not anticipate this business leaving the Bank.

For non-deposit services, we have a strategic alliance with Financial Network Investment Corporation.  Through this arrangement, our registered and licensed representatives provide Bank customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products which are not FDIC insured.  They conduct business from all of our full service offices.

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

On December 19, 2002, Community Valley Bancorp Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the Company (the “Trust”), issued an aggregate of $8,000,000 of principal amount of Floating Rate Trust Preferred Securities (Capital Trust Pass-through Securities of the Trust) (the “Trust Preferred Securities”).  Bear Stearns, Inc. acted as placement agent in connection with the offering of the trust securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to the Trust from the sale of the Trust Preferred Securities, along with initial capitalization of $248,000 were used by the Trust in order to purchase $8,248,000 in principal amount of Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by the Company (the “Subordinated Debt Securities”).  A portion of the Trust Preferred Securities is included as Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios.  A portion of the proceeds was used to retire debt incurred during 2002 to pay for the formation of the holding company, and the remainder was placed in a demand deposit account at the Bank.  On March 31, 2003, the Company down streamed $4,760,000 to improve the bank’s capital position and support planned growth.  The additional $3,488,000 remains at the holding company level.

On September 29, 2004 the Company filed for Financial Holding Company status with the Federal Reserve Bank of San Francisco with subsequent approval granted on October 29, 2004.  On October 15, 2004 the Company filed with the California Department of Insurance for permission to operate a subsidiary of Community Valley Bancorp called CVB Insurance Agency LLC which was formed in December 2004 with a capital investment of $1 million down streamed from the Company.

On October 28, 2004 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to establish a branch office in the city of Colusa.  This branch was subsequently opened on December 20, 2004.

On February 2, 2005 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to establish a branch office in the city of Corning and was subsequently approved on February 25, 2005.  This branch subsequently opened for business on March 7, 2005.

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

Technological innovation has also resulted in increased competition in financial services markets.  Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products.  In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

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

Employees

As of December 31, 2004 the Company had 137 full-time and 94 part-time employees.  On a full time equivalent basis, the Company’s staff level was 204 at December 31, 2004, as compared to 177 at December 31, 2003.  None of our employees is concurrently represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) trust preferred securities are a form of long-term borrowing that currently qualifies as Tier 1 capital not to exceed 25% of pro-forma Tier 1 capital; (iii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of pro-forma Tier 1 capital); and (iv) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2004 and 2003, the Bank’s Total Risk-Based Capital Ratios were 11.3% and 12.1%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.2% and 10.9%, respectively.  As of December 31, 2004 and 2003, the Company’s Total Risk-Based Capital was 12.5% and 13.3% respectively, and its Tier 1 Risk-Based Capital Ratio was 11.3%and 12.2% respectively.  The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  As of December 31, 2004 and 2003, the Bank’s Leverage Capital Ratios were 8.6% and 8.8%, respectively.  As of December 31, 2004 and 2003, the Company’s leverage capital ratios were 9.5% and 9.9%, respectively, exceeding regulatory minimums.  At December 31, 2004 and 2003 the Company met all of its capital adequacy guidelines and the Bank was considered “well capitalized” under the prompt corrective action provisions.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

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

In addition, BIF member banks (such as the Bank) must pay an amount which fluctuates but is currently 1.46 basis points, or cents per $100 of insured deposits, toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank was last examined for CRA compliance in January 2004 and received a “satisfactory” CRA Assessment Rating.

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

Financial Modernization Act

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The Company became a financial holding company in 2004 for the purpose of establishing the subsidiary CVB Insurance Agency.

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

The Gramm-Leach-Bliley Act also imposes significant new requirements on the sharing of customer information between financial institutions.  The Company has responded to these new restrictions.

The Company and the Bank must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.  Three regulatory agencies - the Federal Reserve Bank of San Francisco for the Company, and the FDIC and the California Department of Financial Institutions - conduct periodic examinations of the Company and the Bank to verify their reporting is accurate and to ascertain that they are in compliance with regulations.

A banking agency may take action against a financial holding company or a bank should it find the financial institution has failed to maintain adequate capital.  This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations.  The FDIC may also take action against a bank that is not acting in a safe and sound manner.  Given the strong capital position and performance of the Company and the Bank, Management does not expect to be impacted by these types of restrictions in the foreseeable future.

In 2002, the Sarbanes-Oxley Act was enacted as Federal legislation.  This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.  Passed in response to corporate accounting and reporting failures, the act requires all public companies as of December 31, 2005 to document their internal controls over financial reporting, evaluate the design and effectiveness of those controls, periodically test all significant controls to ensure they are functioning, and provide a certification by the Chief Executive Officer and Chief Financial Officer of the documentation, evaluation, and testing.  Among the new requirements is the inclusion in the Company’s Annual Report for 2005 of a report by Management on the Company’s internal controls over financial reporting and the safeguarding of assets.  The report must be evaluated by the Company’s independent auditors.  The Company is in the process of documenting these internal controls, evaluating their effectiveness, and ensuring that adequate testing is performed to ensure that they are functioning as intended.

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

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Securities

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired.  The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary.  In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations.  The disclosures for investments that are deemed temporarily impaired are included in Note 2 to the consolidated financial statements.  Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company is required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It also includes such loans acquired in purchase business combinations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

RISK FACTORS

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2005.  Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement.  Such risks and uncertainties with respect to the Company include:

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

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the slow of growth in the economy and the actions of the Federal Reserve Board (“the Fed”) to increase the pace of that growth.  Early in 2001, the Fed began to lower rates and continued throughout the year until it had lowered its target short-term rate by 4.75%.  It lowered its target short-term rate again in 2002 by 0.50% and by 0.25% in 2003 to its lowest rate in 45 years.  These changes, especially given the extreme rate of decline in 2001, impact the Company as market rates for loans, investments and deposits respond to the Fed’s actions.  Beginning in the summer of 2004 the Fed began raising its target rate and by year end it had increased by 1.25% to 5.25%.

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

Some of the risks faced by the Company are those faced by most enterprises — reputational risk, operational risk, and legal risk.  The special risks related to financial products are credit risk and interest rate risk.  Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract.  Credit risk is discussed in the sections related to loans.  Interest rate risk is discussed in the sections related to Liquidity and Market Risk Management and relates to the adverse impacts of changes in interest rates.  The effective management of these and other risks mentioned above is the backbone of the Company’s business strategy.

Managing Our Growth

Our Company’s(1) total assets increased from $387 million at December 31, 2003 to $450 million at December 31, 2004, with most of the growth occurring in the second half of the year.  Management’s intention is to leverage the Company’s current infrastructure to sustain the momentum achieved in the latter part of 2004, although no assurance can be provided that this strategy will result in significant growth.  Our ability to manage growth will depend primarily on our ability to:

•                  monitor operations;

•                  control funding costs and operating expenses;

•                  maintain positive customer relations; and

•                  attract, assimilate and retain qualified personnel.

(1) Inasmuch as the Company did not acquire the outstanding shares of the Bank until May, 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for the Bank only.  Information for 2002, 2003 and 2004 is for the Company on a consolidated basis unless otherwise stated.

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

•                  loan impairment.

We maintain an allowance for loan losses at a level which we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio.  However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will hurt our business.  In addition, the FDIC and the Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan losses.  Such agencies may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by the FDIC or the California Department of Financial Institutions could also impact our business.

Item 2.           Properties

The following properties (real properties and/or improvements thereon) are owned by the Company(1) and are unencumbered.  In the opinion of Management, all properties are adequately covered by insurance.

(1) As used throughout this Annual Report, the term “Company” includes, where appropriate, both Community Valley Bancorp and its consolidated subsidiaries, Butte Community Bank and CVB Insurance Agency LLC.

Location	Use of Facilities	Square Feet of Office Space	Land and Building Cost

672 Pearson Road	Branch Office	4,200	$612,261
Paradise, California
(Opened December 1990)

2227 Myers Street	Branch Office	9,800	$1,029,737
Oroville, California
(Opened December 1990)

2041 Forest Avenue	Branch Office	8,000	$1,543,845
Chico, California
(Opened September, 1996)

1390 Ridgewood Drive	Central Services	8,432	$1,098,293
Chico, California
(Opened May, 1998)

1600 Butte House Road	Branch Office	6,580	$1,448,340
Yuba City, California (Opened September, 1997)

237 West East Ave	Branch Office	4,771	$845,493
Chico, California
(Opened June, 1999, moved to this location November 2003) Building is owned, land is leased

The following facilities are leased by the Company:

		Square Feet of Office Space	Monthly Rent as of 12/31/04	Term of Lease
Location	Use of Facilities

14001 Lakeridge Circle	Branch Office	600	$570	3/31/2008	(1)
Magalia, California
Opened June 1993

237 West East Ave.	Branch Office		$3,958	10/31/2028	(2)
Chico, California
land lease only

900 Mangrove Ave.	Branch Office	6,000	$6,456	9/30/2011	(3)
Chico, California

6653 Clark Road	Branch Office	4,640	$4,700	3/31/2013	(4)
Paradise, California

100 East Cypress #150	Loan Office	1,850	$2,276	4/30/2006	(5)
Redding, California

5959 Greenback #450	Loan Office	1,315	$1,973	7/31/2006	(6)
Citrus Heights, California

936 Mangrove Ave.	General Offices	6,000	$3,762	2/28/2013	(7)
Chico, California

84 Belle Mill Rd	Branch office	3,825	$4,781	5/31/2007	(8)
Red Bluff CA
opened May 2004

812 B Street	Branch Office	1,651	$2,888	5/31/2005	(9)
Marysville, California
Opened July 2004

1017 Bridge Street	Branch Office	1,500	$1,300	2/28/2014	(10)
Colusa, California
Opened December 2004

Additionally, the Bank has five remote ATM locations.  The amount of monthly rent at these locations is minimal.

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

(8) This is the termination date of the current 3-year lease.  The Company has one renewal option for three years.

(9) This is the termination date of the current 1-year lease.  The Company has one renewal option for one year, and two renewal options for five years each.

(10) This is the termination date of the current 10-year lease.  The Company does not have renewal options on the property.

On March 7, 2005 the Company opened another branch office in the city of Corning.  The Loan Production office in the City of Redding will be converted to a full service branch in either the second or third quarter of 2005.  Other locations along the Interstate 5 corridor are also being contemplated for further expansion.

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

The following table summarizes trades of the Company setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.  The information in the following table does not include trading activity between dealers.  The stock prices and approximate trading volumes and cash dividends have been adjusted to give effect to the four-for-three stock split issued in March 2004.

Calendar	Sale Price of the Company’s Common Stock		Approximate Trading Volume
Quarter Ended	High	Low	Shares
March 31, 2003	16.50	14.93	139,900
June 30, 2003	20.25	16.13	78,000
September 30, 2003	20.14	18.38	112,300
December 31, 2003	22.50	18.08	118,500
March 31, 2004	33.23	26.78	92,586
June 30, 2004	33.72	25.86	114,634
September 30, 2004	28.42	24.43	56,003
December 31, 2004	27.75	26.05	109,095

(b)                                  Holders

On March 1, 2005 there were approximately 489 shareholders of record of the Company.

(c)                                  Dividends

As a financial holding company which currently has no significant assets other than its equity interest in the Bank and the proceeds from the issuance of the Trust Preferred Securities previously mentioned, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank.  The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s Board of Directors at that time.

The Company paid cash dividends quarterly totaling $1.09 million or $0.30 per share in 2004 and $1.08 million or $0.30 per share in 2003, representing 19% and 24%, respectively of the prior year’s earnings. The Company anticipates paying dividends in the future consistent with the general dividend policy which declares that dividends must meet applicable legal requirements while maintaining the minimum capital ratios established by the Company.

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

(d)                                  Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003.  Stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time.  During 2004, 19,015 shares of the Company’s common stock were repurchased for $502,200.  No shares were repurchased under this program in 2003.

(e)                                  Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2004, regarding equity based compensation plans of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
	(a)	(b)	(c)

Equity compensation plans approved by security holders	483,014	$10.44	37,200

Equity compensation plans not approved by security holders	None	None	None

Total	483,014	$10.44	37,200

During 2004, the Company did not conduct any unregistered offerings or sales of its securities.  The Company did repurchase 19,015 shares of its outstanding securities.

(f)                                    Recent Sales of Unregistered Securities

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

Item 6.         Selected Financial Data

The “selected financial data” for 2004 which follows is derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.  Statistical information below is generally based on average daily amounts.

Selected Financial Data

As of December 31,

(Dollars in thousands, except per share data)

	2004	2003	2002	2001	2000
Income Statement Summary
Interest income	$24,980	$21,517	$18,977	$19,756	$16,532
Interest expense	$4,056	$4,396	$4,774	$7,344	$5,518
Net interest income before provision for loan losses	$20,924	$17,121	$14,203	$12,411	$11,014
Provision for loan losses	$790	$655	$603	$500	$805
Non-interest income	$6,019	$5,950	$6,164	$3,659	$3,168
Non-interest expense	$16,740	$13,818	$12,539	$9,335	$8,398
Income before provision for income taxes	$9,413	$8,598	$7,225	$6,235	$4,979
Provision for income taxes	$3,803	$3,329	$2,375	$2,424	$1,932
Net Income	$5,610	$5,269	$4,850	$3,811	$3,047

Balance Sheet Summary
Total loans, net	$339,174	$270,231	$229,699	$197,875	$167,092
Allowance for loan losses	$(4,381)	$(3,587)	$(3,007)	$(2,397)	$(2,000)
Investment securities held to maturity	$2,582	$3,823	$2,873	$2,507	$4,105
Investment securities available for sale	$4,379	$502	$514	$500	$463
Interest-bearing deposits in banks	$8,715	$7,925	$4,061	$694	$1,584
Cash and due from banks	$21,778	$26,205	$15,621	$12,402	$12,100
Federal funds sold	$46,440	$50,605	$57,410	$37,270	$11,630
Other real estate		$—	$—	$12	$52
Premises and equipment, net	$9,027	$8,554	$6,653	$5,642	$5,217
Total interest-earning assets	$401,290	$333,086	$294,557	$238,846	$184,874
Total assets	$449,675	$386,723	$337,483	$272,464	$214,906
Total interest-bearing deposits	$318,266	$274,048	$243,092	$201,434	$162,210
Total deposits	$399,059	$342,511	$297,981	$246,420	$194,125
Total liabilities	$415,144	$356,774	$312,103	$251,644	$198,062
Total shareholders’ equity	$34,531	$29,949	$25,380	$20,820	$16,844
Per Share Data (1)
Net Income	$1.58	$1.50	$1.40	$1.15	$0.97
Book value per weighted average share	$9.71	$8.53	$7.33	$6.26	$5.34
Cash Dividends	$0.30	$0.30	$0.25	$0.17	$—
Weighted Average Common Shares Outstanding, Basic	3,556,193	3,512,645	3,461,115	3,323,429	3,154,580
Weighted Average Common Shares Outstanding, Diluted	3,800,546	3,715,259	3,639,929	3,573,740	3,505,940

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (2)	17.20%	19.07%	20.82%	19.73%	20.08%
Return on Average Assets (3)	1.34%	1.44%	1.69%	1.54%	1.64%
Net Interest Margin (4)	5.70%	5.32%	5.52%	5.49%	6.73%
Dividend Payout Ratio (5)	19.02%	20.67%	17.84%	14.83%
Equity to Assets Ratio (6)	7.82%	7.54%	8.12%	7.85%	8.09%
Net Loans to Total Deposits at Period End	84.99%	78.90%	77.09%	80.30%	86.07%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.03%	0.02%	0.02%	0.25%	0.88%
Nonperforming Assets to Total Loans and Other Real Estate	0.03%	0.02%	0.02%	0.22%	0.88%
Net Charge-offs to Average Loans	0.00%	0.03%	0.00%	0.05%	0.13%
Allowance for Loan Losses to
Net Loans at Period End	1.27%	1.31%	1.29%	1.19%	1.17%
Allowance for Loan Losses to Non-Performing Loans	4337.62%	6642.59%	506.23%	134.81%	340.72%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	9.5%	9.9%	10.4%	7.7%	8.0%
Tier 1 Capital to Total Risk-Weighted Assets	11.3%	12.2%	12.8%	10.4%	9.5%
Total Capital to Total Risk-Weighted Assets	12.5%	13.3%	14.0%	11.6%	10.6%

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

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2004 and 2003 and results of operations of the Company for each of the years in the three-year period ended December 31, 2004.(1) The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at December 31, 2004.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Summary of Performance

For 2004, net income was $5.61 million, compared to the $5.27 million earned in 2003 and net income of $4.85 million in 2002.  Net income per diluted share was $1.48 for 2004, as compared to $1.42 during 2003 and $1.33 in 2002.  The Company’s Return on Average Assets (“ROA”) was 1.34% and Return on Average Equity (“ROE”) was 17.20% in 2004, as compared to 1.44% and 19.07%, respectively, in 2003 and 1.69% and 20.82%, respectively, for 2002.

The Federal Reserve Board’s record reduction in the target overnight fed funds rate and discount rate during 2001 continued to impact the Company during 2004.  These rate reductions injected liquidity into the banking system, which forced other market interest rates to decline in response.  Beginning in June of 2004 the Fed began increasing its target rate and by year end the rate had increased by 1.25% to 5.25%.  This upward movement in rates helped the Company achieve a better net interest margin in the second half of the year.  Net interest income, generated by a higher level of average earning assets and favorable changes in the Company’s deposit mix, increased by $3.8 million from 2003 to 2004.  Moreover, stable market rates allowed the Company to maintain a steady volume of mortgage loans, which we were able to sell at substantial gains.  The Company was also able to sell several USDA Business and Industry guaranteed loans and SBA loans for substantial gains.

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

Net interest income, which is simply total interest income (including fees) less total interest expense, was $20.9 million in 2004 compared to $17.1 million and $14.2 million in 2003 and 2002, respectively.  This represents an increase of 22.2% in 2004 over 2003 and an increase of 20.5% in 2003 over 2002.  The amount by which interest income exceeds interest expense depends on several factors.  Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

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

Volume & Rate Variances

	Years Ended December 31,
	2004 over 2003			2003 over 2002
	Increase(decrease) due to			Increase(decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets:
Loans	$4,795	$(1,280)	$3,515	$3,271	$(900)	$2,371
Federal funds sold	$(207)	$61	$(146)	$356	$(295)	$61
Investment Securities:			$—			$—
Taxable	$102	$(55)	$47	$65	$(51)	$14
Non-taxable(1)	$7	$(2)	$5	$(38)	$11	$(27)
Deposits in banks	$79	$(37)	$42	$219	$(99)	$120
Total earning assets	$4,776	$(1,313)	$3,463	$3,873	$(1,334)	$2,539

Interest-Bearing Liabilities
Interest bearing deposits:

Demand - interest bearing	$233	$(544)	$(311)	$641	$(619)	$22
Savings Accounts	$38	$(14)	$24	$32	$(84)	$(52)
Certificates of Deposit	$118	$(170)	$(52)	$(60)	$(721)	$(781)
Total interest bearing deposits	$389	$(728)	$(339)	$613	$(1,424)	$(811)
Borrowed funds:			$—			$—
Other Borrowings	$(5)	$4	$(1)	$431	$1	$432
Total Borrowed Funds	$(5)	$4	$(1)	$431	$1	$432
Total Interest Bearing Liabilities	$384	$(724)	$(340)	$1,044	$(1,423)	$(379)
Net Interest Margin/Income	$4,392	$(589)	$3,803	$2,829	$89	$2,918

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Company’s net interest margin for 2004 was 5.70%, an increase of 38 basis points from the 5.32% reported for 2003.  For the year 2002, this margin was 5.52%.  The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

Distribution, Rate & Yield

	Year Ended December 31,
	2004(a)			2003(a)			2002(a)
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets
Investments:
Federal Funds Sold	$38,945	$488	1.25%	$57,811	$634	1.10%	$35,641	$573	1.61%
Taxable	$4,575	$151	3.30%	$2,308	$104	4.51%	$1,341	$90	6.71%
Non-taxable(1)	$1,039	$54	5.20%	$902	$49	5.43%	$1,813	$76	4.19%
Interest-bearing deposits in banks	$8,862	$244	2.75%	$6,371	$201	3.15%	$1,718	$81	4.71%
Total Investments	$53,421	$937	1.75%	$67,392	$988	1.47%	$40,513	$820	2.02%
Loans:
Agricultural	$26,287	$1,909	7.26%	$22,573	$1,671	7.40%	$21,345	$1,511	7.08%
Commercial	$60,261	$4,996	8.29%	$55,694	$4,605	8.27%	$50,412	$3,927	7.79%
Real Estate	$203,675	$15,579	7.65%	$156,452	$12,866	8.22%	$126,486	$11,305	8.94%
Consumer	$23,689	$1,559	6.58%	$19,963	$1,386	6.94%	$18,710	$1,414	7.56%
Total Loans	$313,912	$24,043	7.66%	$254,682	$20,528	8.06%	$216,953	$18,157	8.37%
Total Earning Assets(2)	$367,333	$24,980	6.80%	$322,074	$21,516	6.68%	$257,466	$18,977	7.37%
Non-Earning Assets	$49,825			$44,259			$29,401
Total Assets	$417,158			$366,333			$286,867
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$136,612	$811	0.59%	$121,289	$1,050	0.87%	$86,292	$1,043	1.21%
Savings	$29,463	$145	0.49%	$22,409	$121	0.54%	$18,936	$173	0.91%
Money Market	$37,820	$284	0.75%	$29,494	$356	1.21%	$17,989	$341	1.90%
TDOA’s, and IRA’s	$6,895	$177	2.57%	$7,117	$201	2.82%	$6,166	$228	3.70%
Certificates of Deposit < $100,000	$45,681	$1,032	2.26%	$50,744	$1,343	2.65%	$59,010	$2,143	3.63%
Certificates of Deposit > $100,000	$36,854	$1,136	3.08%	$28,300	$853	3.01%	$22,571	$807	3.58%
Total Interest-Bearing Deposits	$293,325	$3,585	1.22%	$259,353	$3,924	1.51%	$210,964	$4,735	2.24%
Borrowed Funds:
Other Borrowings	$8,935	$471	5.27%	$9,038	$472	5.22%	$767	$40	5.22%
Total Borrowed Funds	$8,935	$471	5.27%	$9,038	$472	5.22%	$767	$40	5.22%
Total Interest Bearing Liabilities	$302,260	$4,056	1.34%	$268,391	$4,396	1.64%	$211,731	$4,775	2.26%
Demand Deposits	$77,225			$66,347			$48,774
Other Liabilities	$5,066			$3,961			$3,073
Shareholders’ Equity	$32,607			$27,634			$23,289
Total Liabilities and Shareholders’ Equity	$417,158			$366,333			$286,867

Interest Income/Earning Assets			6.80%			6.68%			7.37%
Interest Expense/Earning Assets			1.10%			1.36%			1.85%
Net Interest Margin(3)		$20,924	5.70%		$17,120	5.32%		$14,202	5.52%

(a) Average balances are obtained from the best available daily or monthly data.

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

(2) Non-accrual loans have been included in total loans for purposes of total earning assets.

(3) Represents net interest income as a percentage of average interest-earning assets.

(4) Yields and amounts earned on loans include loan fees of $2,303,000, $1,954,000 and $2,355,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

During 2004, the Company’s net interest margin improved primarily as a result of the change in the mix of investment that contributed to an overall increase in yields and the decrease in the rates paid on interest bearing deposits.  On an average basis, the rates on loans decreased by 40 basis points resulting in a decrease in interest income of $1.3 million.  This decrease in rates was more than offset by the increase in the average volume of loans of $59 million that generated an additional $4.8 million in loan related interest income.  Overall interest income on earning assets increased by $3.5 million.

A large portion of the Bank’s loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price. Due to the favorable changes in the Company’s mix of deposits from the growth in average balances of NOW, savings and money market accounts, the Company was able to increase the overall level of deposits while decreasing interest expense by $340,000 which contributed to the increase of $3.8 million in net interest income.  On an average basis, NOW account deposits were up $15.3 million, savings account deposits were up $7 million, money market account deposits were up $8.3 million and certificate of deposit balances were up only $3.3 million.  Average non interest bearing demand deposit balances also increased by nearly $11 million, or 16%, from 2003 to 2004.  On a year over year basis certificates of deposit were up more than $19 million with the majority of that growth occurring in the fourth quarter.  The Company funded much of its loan growth in 2004 with funds that had been converted from the equity markets during 2003 into liquid deposit accounts such as NOW and money market checking accounts.  As rates remained relatively stable during most of 2004, some existing customers were unwilling to accept the low rates being offered for non-liquid deposits and chose to roll their maturing time deposit money into money market and NOW accounts.

From 2003 to 2004, the Company’s average loan portfolio grew by approximately $59 million, or 23.3%, building on the growth of $38 million, or 17.4% from 2002 to 2003.  The earnings on that growth, net of associated funding costs, is a significant contributor to net interest income.  Additionally, loan balances, which are the highest yielding component of the Company’s earning assets, increased during 2004 as a portion of the Company’s average asset base.  During 2004, the loan portfolio averaged 75.3% of total assets, while for 2003 and 2002 such balances represented 69.5% and 75.6%, respectively, of average assets.

Based on these indications and current economic conditions, the Company expects moderate increases in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2005. The Company’s net interest margin is anticipated to stay approximately the same as in 2004, and net interest income should increase if loans grow as planned and the loan growth is funded by reasonably priced deposits.  However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

For the year 2004, non-interest income increased by $68,000 or (1%) to $6,018,000 as compared to $5,950,000 for 2003.  Non interest income in 2002 was $6,164,000.  The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, alternative investment fees earned on the sales of non-deposit investment products and merchant credit card fees.  Service charges on deposit accounts and loan sales income in 2004 accounted for 34.7% and 30.3%, respectively, of total non-interest income, as compared to 23.5% and 46.8%, respectively, for 2003 and 16.7% and 37.8%, respectively, for 2002.  Loan servicing income, alternative investment fees and merchant credit card fees for 2004 were 6.4%, 7.1% and 5.1% respectively, of total non-interest income, as compared to 6.4%, 3.7% and 5.8%, respectively, for 2003 and 5.8%, 1.7% and 5.7%, respectively, for 2002.

The primary source of non-interest income during 2004 was from service charges on deposit accounts followed closely by the gain recognized on the sale of loans.  The increase in service charges on deposit accounts was primarily a result of the fees charged on additional deposit accounts opened during the year, an overall increase in the fee structure charged for services and the overdraft privilege deposit product which on a year over year basis increased $623,000.  Loan sales income decreased proportionate to total non-interest income as the volume of loans sold in 2004 decreased from the high volume of mortgage loans and government guaranteed loans originated and sold during 2003.  Mortgage loan activity, while still vigorous in 2004, decreased from the peak levels seen during 2003 presumably because consumers who had contemplated refinancing their homes had probably done so.  We anticipate sales of existing homes continuing throughout 2005 as mortgage rates remain attractive and near their 40 year lows and the construction of new homes continues.  The loan portfolio also includes loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business-Cooperative Service (RBS) and Farm Services Agency (FSA).  The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion.  The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.

Loan servicing income increased slightly as the portfolio of real estate loans being serviced by the Company grew by 4% from 2003 to 2004.  The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company grew by 8% from 2003 to 2004.

Alternative investment fees earned on the sales of non-deposit investment products increased significantly in 2004 compared to 2003 primarily as a result of aggressive sales techniques and excellent referrals from the branch network.  According to our broker dealer, Financial Network, our primary representative completed the production year 2004 as the 14th highest performer in the Financial Institution Division of more than 1,500 representatives in 330 financial institutions nationwide.

Merchant credit card fees decreased slightly from 2003 to 2004, but were approximately the same percentage of average earning assets. Through more aggressive marketing efforts of this product, management expects income from this area to increase somewhat in 2005.

The Company is increasingly focused on enhancing its fee income.  Based on the Company’s efficiency ratio of 62% for 2004, 60% for 2003, and 63% for 2002 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this activity will continue for the foreseeable future.

The Company’s total non-interest expense increased to $16.7 million in 2004, as compared to $13.8 million in 2003 and $12.5 million in 2002.

The largest dollar increase in non-interest expense was in salaries and employee benefits, which increased by $1,829,000, or 22.4% from 2003 to 2004.  This increase resulted from normal cost of living raises, salaries paid to employees at the three new branch offices in Red Bluff, Marysville and Colusa commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continued to grow.  The increase in salaries and benefits in 2003 compared to 2002 was $1,592,000 or 24.3%.  Full time equivalent employees increased to 204 at December 31, 2004 from 177 at December 31, 2003 and 152 at December 31, 2002. Benefit costs and employer taxes increased commensurate with the salaries.  It is management’s opinion that the Company can achieve significant growth in loans and deposits with the staff as it exists.  Additional increases in staff will take place during 2005 with the opening of the Corning office in March.  A full service branch is also planned for Redding during the third quarter.

Occupancy expenses were higher by $488,000 or 24% when compared to the 2003 total of $2,037,000.  Much of the increase in occupancy expense was related to furniture, fixtures and equipment for the new Red Bluff, Marysville and Colusa branch offices.  The lease agreements and remodeling costs associated with these offices, also added to the year over year increase.  The increase in occupancy expenses in 2003 compared to 2002 was $480,000 or 30.8%.  Advertising and marketing expenses increased slightly in 2004 from 2003 after a slight decrease in 2003 from 2002 as we promoted the Bank within the areas we expanded to.  The majority of the increase in professional services costs of $96,000 from 2003 to 2004 relates to outsourcing audit work.  The decrease in 2003 compared to 2002 was due to lower legal costs related to problem loans and the fees paid in 2002 to form the holding company.  We anticipate these costs going up substantially in 2005 as we go through the process of implementing Sarbanes-Oxley 404 compliance.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, merchant credit card and ATM operations, sundry losses and other expenses totaled $3,479,000 for 2004 compared to $2,990,000 in 2003 and $1,021,000 in 2002 an increase of 16.4% and 21.5% on a year over year basis.  Management considers this increase in expenses commensurate with the growth of the Company.

	For the year ended December 31,
Non Interest Income/Expense	2004	% of Total	2003	% of Total	2002	% of Total
(dollars in thousands, unaudited)
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,086	34.66%	$1,397	23.48%	$1,028	16.68%
Merchant credit card fees	$311	5.12%	$343	5.76%	$354	5.74%
Other service charges, commissions & fees	$712	11.83%	$613	10.30%	$467	7.58%
Gains on sales of loans	$1,825	30.33%	$2,783	46.77%	$2,327	37.75%
Loan servicing income	$383	6.36%	$379	6.37%	$356	5.78%
Other	$701	11.70%	$435	7.31%	$1,632	26.48%
Total non-interest income	$6,018	100.00%	$5,950	100.00%	$6,164	100.00%
As a percentage of average earning assets		1.64%		1.85%		2.39%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$9,980	59.62%	$8,151	58.99%	$6,559	52.31%
Occupancy costs
Furniture & Equipment	$1,492	8.91%	$1,180	8.54%	$937	7.47%
Premises	$1,033	6.17%	$857	6.20%	$620	4.94%
Advertising and marketing costs	$302	1.80%	$277	1.35%	$191	1.52%
Professional services costs
Legal & Accounting	$268	1.60%	$280	1.12%	$305	2.43%
Other professional services	$268	1.60%	$173	2.16%	$191	3.17%
Other operating costs
Credit Card / ATM	$140	0.84%	$29	0.21%	$70	0.56%
Telephone & data communications	$288	1.72%	$263	1.90%	$234	1.87%
Postage & mail	$233	1.39%	$241	1.75%	$210	1.67%
Other	$2,037	12.17%	$1,658	12.66%	$2,625	20.93%
Stationery & supply costs	$614	3.67%	$632	4.57%	$539	4.30%
Sundry & teller costs	$85	0.51%	$76	0.55%	$58	0.46%
Total non-interest expense	$16,740	100.00%	$13,818	100.00%	$12,539	100.00%
As a % of average earning assets		4.56%		4.29%		4.87%

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan losses through charges to earnings.  The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions in 2004, 2003, and 2002 were $790,000, $655,000, and $603,000 respectively.  The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses.”

Income Taxes

As indicated in Note 13 in the Notes to the Consolidated Financial Statements, the provision for income taxes is the sum of two components, the provision for current taxes and deferred taxes.  The provision for current taxes results from applying the current tax rate to taxable income, and is in essence the actual current income tax liability.  Some items of income and expense are recognized in different years for tax purposes than when applying accounting principles generally accepted in the United States of America, however, leading to differences between the Company’s actual tax liability and the amount accrued for this liability based on book income.  These temporary timing differences comprise the deferred portion of the Company’s tax provision.

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books.  At December 31, 2004, the Company’s $2.8 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction offset by the temporary differences related to certain deferred tax liabilities.

Financial Condition

The following discussion of the financial condition of the Company is grouped into earning assets, comprised of loans and investments; non-earning assets, comprised of cash and due from banks, premises and equipment and other assets; liabilities, consisting of deposits and other borrowings; capital resources; and liquidity and market risk.  Each section provides details where applicable on volume, rates of change, and significance relative to the overall activities of the Company.

A comparison between the summary year-end balance sheets for 2004 through 2000 was presented previously in the table of Selected Financial Data (see Item 6 above).  As indicated in that table, the Company’s total assets, loans, deposits, and shareholders’ equity have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2002 when the Company grew by $65 million, or 23.8%.  Growth in the Company’s total assets over the past year approximated $63 million, or 16.3%, as compared to growth in 2003 of $49 million or 14.6%.  Notable growth was also achieved during 2001 when total assets grew by $58 million or 26.8%.

On the liability side, the deposit mix changed in 2004 with the growth in CD’s outpacing the growth in the other lower cost deposit products.  However the average rates paid continued to decrease as the repricing of the deposits continued to lag the increases in the interest rate environment in the second half of 2004.  This resulted in a positive impact on the Company’s cost of interest-bearing liabilities.  The Company had increased its reliance on wholesale funding sources in 2001 to fund the ever increasing loan demand.  This was an intentional asset/liability management strategy and was planned to be a temporary condition.  Because deposit balances could not be grown as quickly as loan growth, the Company funded its loan growth with short-term brokered deposits.  Throughout 2002 we focused on increasing customer deposits to replace wholesale borrowings.  By the end of 2003 all of these brokered deposits had been replaced with deposits from our local markets.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision.  The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category.  At December 31, 2004, gross loans represented 76.4% of total assets, as compared to 70.8% and 69.0% at December 31, 2003 and 2002, respectively.  The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 2000 and 2004.  The Loan Distribution table which follows sets forth the amount of the Company’s total loans outstanding in each category at the dates indicated.

Loan Portfolio Composition

The following table sets forth the composition of the Company’s loan portfolio by type as of the dates indicated:

Loan Distribution

	As of December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Agricultural	$22,177	$20,820	$18,935	$19,407	$18,832
Commercial	$58,662	$57,739	$48,661	$42,517	$39,673
Real estate - mortgage	$146,876	$111,249	$82,057	$52,315	$50,069
Real estate - construction	$90,643	$63,345	$64,565	$68,943	$45,855
Installment	$26,219	$21,698	$19,325	$17,764	$16,885
	$344,577	$274,851	$233,543	$200,946	$171,314

Deferred loan origination fees, net	$(1,022)	$(1,033)	$(837)	$(674)	$(562)
Allowance for loan losses	$(4,381)	$(3,587)	$(3,007)	$(2,397)	$(2,000)
	$339,174	$270,231	$229,699	$197,875	$168,752

Percentage of Total Loans

Agricultural	6.44%	7.58%	8.11%	9.66%	10.99%
Commercial	17.02%	21.01%	20.84%	21.16%	23.16%
Real Estate - mortgage	42.63%	40.48%	35.13%	26.03%	29.23%
Real Estate - construction	26.31%	23.05%	27.65%	34.31%	26.77%
Installment	7.60%	7.88%	8.27%	8.84%	9.85%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased $170 million, or 101%, over the last four years.  The largest percentage growth during 2004 came in real estate construction while real estate mortgages showed the largest dollar volume increase.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as consumer loans.  As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years.  Loans secured by real estate grew by $63 million, or 36%, and commercial loans grew by $1 million, or 1.6%, during 2004.  Loans secured by real estate and commercial loans comprised 68.9% and 17%, respectively, of the Bank’s total loan portfolio at the end of 2004.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence.  Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program.  For the fiscal year ended September 30, 2004, the Company was named the number one USDA Business and Industry lender not only in California but also for the entire United States by originating over $26 million in loans.  The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally.  This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

The most significant shift in the loan portfolio mix over the past five years has been in loans secured by real estate mortgages, which increased from 29.2% of total loans at the end of 2000 to 42.6% of total loans at the end of 2004.  Real estate lending is an important part of the Company’s focus, and is likely to remain so for the immediate future.  Consumer loans, however, declined to just 7.6% of total loan balances by the end of 2004 from 9.9% at the end of 2000, and agricultural loans dropped during the same period to 6.4% of the Company’s total loan balances from 11%.  The decline in the percentage of agricultural loans to total loans over the last few years has been due to the growth in the other lending areas outpacing the growth in the agricultural lending.  We continue to have the same borrowing relationships year after year and have not yet expanded this part of our business.

Another important aspect of the Company’s loan business has been that of residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years.  During 2004, the Company originated and sold aggregate balances of approximately $69 million of such loans, a substantial decrease from the $125 million originated and sold in 2003.  The Company services the mortgage loans sold to the Federal National Mortgage Association (FNMA).  As of December 31, 2004, aggregate balances of $162 million were being serviced as compared to $156 million at the end of 2003.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement.  Total unused commitments to extend credit were $148 million at December 31, 2004 as compared to $138 million at December 31, 2003.  These commitments represented 44% of outstanding gross loans at December 31, 2004 and 49% at December 31, 2003, respectively.  The Company’s stand-by letters of credit at December 31, 2004 and 2003 were $4.6 million and $3.5 million, respectively, which represented approximately 1% of total commitments outstanding at the end of 2004 and 2003.  It is not anticipated that all of these stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change.  The same interest rate and liquidity risks that apply to securities are also applicable to lending activity.  Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise.  The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk.  The table in Note 16 to the consolidated financial statements shows that at December 31, 2004, the difference in the carrying amount of loans, i.e., their face value, is about $ 4.3 million or 1.3 % less than their fair value.  At the end of 2003, the fair value of loans was about $763,000 or .28% more than the carrying amount.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities.  The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2004, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years.  (Non-accrual loans are intermixed within each category.)

Loan Maturity

(dollars in thousands)	One year or less	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$18,931	$3,155	$271	$22,357	$—	$3,426
Commercial	$27,264	$14,046	$17,352	$58,662	$1,575	$29,823
Real Estate Mortgage	$94,485	$42,815	$9,576	$146,876	$—	$52,391
Real Estate Construction	$76,130	$13,837	$496	$90,463	$—	$14,333
Installment	$13,386	$11,397	$1,436	$26,219	$—	$12,833

TOTAL	$230,196	$85,250	$29,131	$344,577	$1,575	$112,806

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

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Colusa, Sutter, Sacramento, Shasta and Yuba counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets.  The Company’s asset quality continues to be excellent with delinquency ratios at very low levels.  The Company is optimistic that the local and regional economy will continue to perform, but no assurance can be given that this performance will in fact continue.

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

Non-performing Assets

	As of December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual Loans:
Agricultural	$17	$—	$—	$—	$—
Commercial and Industrial		$46	$134	$1,554	$83
Real Estate
Secured by Commercial/Professional Office	$—	$—	$—	$—
Properties Including Construction and Development	$—	$—		$221	$453
Secured by Residential Properties	$84	$—	$—	$—
Secured by Farmland	$—		$460	$—	$—
Consumer Loans		$8	$—	$—
SUBTOTAL	$101	$54	$594	$1,765	$536

Other Real Estate (ORE)	$—	$—		$13	$51
Total non-performing Assets	$101	$54	$594	$1,778	$587
Restructured Loans	N/A	N/A	N/A	N/A	N/A
Non-performing loans as % of total gross loans	0.03%	0.02%	0.25%	0.88%	0.31%
Non-performing assets as a % of total gross loans and other real estate	0.03%	0.02%	0.22%	0.88%	0.34%

Total non-performing balances stood at $101,000 at the end of 2004, $84,000 of which was a loan secured by real estate which is expected to be fully recovered through foreclosure proceedings.  The other loan in the amount of $17,000 is also expected to be recovered in the first quarter of 2005.  There was no ORE outstanding at December 31, 2004, 2003 or 2002.  Other than the loans included as non-performing assets at December 31, 2004, the company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at a future date.

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

Allowance For Loan Losses

	As of December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Balances:
Average gross loans outstanding during period	$313,912	$254,682	$216,953	$194,448	$146,517
Gross loans outstanding at end of period	$344,577	$274,851	$233,542	$200,946	$171,315

Allowance for Loan Losses:
Balance at beginning of period	$3,587	$3,007	$2,397	$2,000	$1,390
Adjustments			$—	$—	$—
Provision Charged to Expense	$790	$655	$603	$500	$805

Loan Charge-offs
Agricultural		$—	$—	$—	$—
Commercial & Industrial Loans	$11	$77	$—	$29	$112
Real Estate Loans		$—	$4	$—	$37
Consumer Loans	$12	$4	$3	$95	$4
Credit Card Loans		$—	$—	$9	$63
Total	$23	$81	$7	$133	$216

Recoveries
Agricultural		$—	$—	$—	$—
Commercial & Industrial Loans	$15	$—	$14	$16	$20
Real Estate Loans		$—	$—	$—	$—
Consumer Loans	$12	$6	$—	$10	$1
Credit Card Loans		$—	$—	$4	$—
Total	$27	$6	$14	$30	$21

Net Loan Charge-offs	$(4)	$75	$(7)	$103	$195
Balance at end of period	$4,381	$3,587	$3,007	$2,397	$2,000

Ratios:
Net Loan Charge-offs to Average Loans	0.00%	0.03%	0.00%	0.05%	0.13%
Allowance for Loan Losses to Gross Loans at End of Period	1.27%	1.31%	1.29%	1.19%	1.17%
Allowance for Loan Losses to Non-Performing Loans	4337.62%	6642.59%	506.23%	134.81%	340.72%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-0.09%	2.09%	-0.23%	4.30%	9.75%
Net Loan Charge-offs to Provision Charged to Operating Expense	-0.51%	11.45%	-1.16%	20.60%	24.22%

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of December 31, 2004 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

	As of December 31,
	2004		2003		2002		2001		2000
(dollars in thousands)	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$244	6.44%	$179	7.58%	$146	8.11%	$142	9.66%	$183	10.99%
Commercial	$690	17.02%	$1,258	21.01%	$735	20.84%	$494	21.16%	$407	23.16%
Real Estate	$3,027	68.93%	$1,815	63.52%	$1,379	62.78%	$1,201	60.34%	$874	55.99%
Installment Loans	$420	7.61%	$335	7.89%	$747	8.27%	$560	8.84%	$536	9.86%
TOTAL	$4,381	100.00%	$3,587	100.00%	$3,007	100.00%	$2,397	100.00%	$2,000	100.00%

(1) Represents percentage of loans in category to total loans.

Allocation of Loan Loss Allowance

	As of December 31,
	2004		2003		2002		2001		2000
(dollars in thousands)	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$244	6.44%	$179	7.58%	$146	8.11%	$142	9.66%	$183	10.99%
Commercial	$690	17.02%	$1,258	21.01%	$735	20.84%	$494	21.16%	$407	23.16%
Real Estate	$3,027	68.93%	$1,815	63.52%	$1,379	62.78%	$1,201	60.34%	$874	55.99%
Installment Loans	$420	7.61%	$335	7.89%	$747	8.27%	$560	8.84%	$536	9.86%
TOTAL	$4,381	100.00%	$3,587	100.00%	$3,007	100.00%	$2,397	100.00%	$2,000	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2004, the Company’s allowance for loan losses was $4.4 million.  The loan loss provisions in 2004, 2003, and 2002 totaled $790,000, $655,000, and $603,000, respectively.  Over the past five years, net charge-offs have averaged $72,000.  Through the diligent efforts of our loan officers and collection personnel, the Company ended 2004 with net loan recoveries of $4,000.

Other Loan Portfolio Information

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 10 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights:  The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans.  Some are sold “servicing released” and the purchaser takes over the collection of the payments.  However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser.  The Company earns a fee for this service.  The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note.  The Company recognizes the rights to service mortgage loans for others as separate assets.  For loans originated for sale, a portion of the investment in the loan is attributed to the right to receive this fee for servicing and this value is recorded as a separate asset.  Mortgage servicing assets are carried at their amortized cost, which approximates fair value.  At December 31, 2004 and 2003, the amortized cost of these assets was $1,348,200 and $1,397,000 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $6.9 million at December 31, 2004.  The Company classified its investments into two portfolios: “held-to-maturity”, and “available-for-sale”.  The Company does not have any investments classified as trading.  The held-to-maturity portfolio should consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted under GAAP.  Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for growth in the loan portfolio.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $2,297,000 and $1,004,000, for December 31, 2004 and 2003, respectively.

The total investment portfolio increased in size in 2004 to $6.9 million at the end of the year from its starting balance of $4.3 million.  The Company’s investment portfolio is composed primarily of:  (1) U.S. Treasury and Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential.  The relative distribution of these groups within the overall portfolio changed in 2004, with most of the securities purchased being classified as available-for-sale.  The U.S. Treasury and Agency issues continue to be the largest portion of the total portfolio at 79%, down from 82.7% at the end of 2003.  Municipal issues comprised 21% of total investments at the end of 2004, up from 17.3% at the end of 2003.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio

	As of December 31,
	2004		2003		2002
(dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Held to maturity
US Government Agencies & Corporations	2,481	2,482	3,277	3,270	1,882	1,910
State & political subdivisions	101	101	545	554	991	1,014
Total held to maturity	$2,582	$2,583	$3,822	$3,824	$2,873	$2,924
Available for sale
US Government Agencies & Corporations	3,004	3,002	300	302	300	314
State & political subdivisions	1,356	1,377	200	200	200	200
Total available for sale	$4,360	$4,379	$500	$502	$500	$514
Total Investment Securities	$6,942	$6,962	$4,322	$4,326	$3,373	$3,438

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2004.  Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

	As of December 31, 2004
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
US Government agencies & corporations	128	6.75%	1,001	3.14%	1,202	5.20%	150	5.88%	2,481	4.49%
State & political subdivisions	101	6.50%			—	n/a	—	n/a	101	6.50%
Total held to maturity	$229	6.65%	$1,001	3.14%	1,202	5.20%	$150	5.88%	$2,582	4.57%
Available for sale
US Government agencies & corporations	—	n/a	1,991	3.12%	1,011	2.75%	—	n/a	3,002	3.00%
State & political subdivsions	—	n/a	—	n/a	—	n/a	1,377	4.73%	1,377	4.73%
Total available for sale	$—	n/a	$1,991	3.12%	$1,011	2.75%	$1,377	n/a	$4,379	3.54%
Total investment securities	$229	6.65%	$2,992	3.13%	$2,213	4.08%	$1,527	4.84%	$6,961	3.92%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets.  At December 31, 2004 these areas comprised 4.8% of total assets, as compared to 6.8% of total assets at December 31, 2002.  The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers.  Included in the vault cash amount for December 31, 2004 is $9 million the Bank has committed to fund ATM’s through a program facilitated by one of the Bank’s correspondent bank affiliations.  This is not a loan, or overnight fed funds sold, as there is no physical counterparty.  This program merely provides for the advancement of cash into an ATM in the form of currency.  The bank receives the federal funds target rate for the day plus 50 basis points on the outstanding daily balance.

The Company’s operating branches lie within the Federal Reserve Bank (FRB) of San Francisco’s responsibility area of check clearing activities, while the Company’s item processing activities are performed in Chico.  As a result of the Federal Reserve Banks’ new Check 21 services the Company could take advantage of quicker clearing times to offset time zone and geography challenges and improve availability.  With traditional paper check clearing, all non-local and country items in the 12th District receive availability that is at least one day deferred.  Under the new programs becoming available from the Federal Reserve Banks, many of these items will receive immediate availability if received by the 1:00 a.m. Pacific time deadline.  With file deposit deadlines starting as early as 5:00 p.m. Pacific through 9:00 a.m. Pacific time, image cash letters enable institutions on the West Coast to reduce the clearing time of many high value East Coast items by at least one business day, thereby increasing funds available for investment and reducing risk.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation expense was $1,313,000 for the year ended December 31, 2004 as compared to $933,000 during 2003.  The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

	As of December 31,
	2004			2003			2002
(dollars in thousands)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,519	$—	$1,519	$1,193	$—	$1,193	$1,193	$—	$1,193
Buildings	$5,761	$1,172	$4,589	$5,667	$946	$4,721	$4,633	$773	$3,860
Leasehold Improvements	$841	$248	$593	$690	$168	$522	$330	$144	$186
Construction in progress	$75	$—	$75	$138	$—	$138	$103	$—	$103
Furniture and Equipment	$6,242	$3,991	$2,251	$5,106	$3,126	$1,980	$3,977	$2,665	$1,312
Total	$14,438	$5,411	$9,027	$12,794	$4,240	$8,554	$10,236	$3,582	$6,654

The net book value of the Company’s premises and equipment increased by $471,000 in 2004, primarily due to the opening of the new branches in Red Bluff, Marysville and Colusa.  As a percentage of total assets, the Company’s premises and equipment was 2.0%, at the end of 2004, 2.2% at the end of 2003 and 2.0% at the end of 2002.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons.  Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000.  Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000. The Company’s community-oriented deposit gathering activities in Butte, Colusa, Tehama Sutter and Yuba counties, however, have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume increased to $399 million at the end of 2004, as compared to $343 million at the end of 2003.  Deposit growth of $56 million was achieved during 2004, both as a result of the three new branches opening and the growth of the other existing eight branches within the system.  A change in the mix of the deposits took place during 2004 with lower cost core deposit accounts (demand deposits, NOW accounts, money market, and savings) increasing by 15% or $37 million while the higher cost certificates of deposit balances increased by 25% or $19 million.  Due to the timing of the increase in deposits during the latter part of the year the average balances of deposits reflects a greater increase in the lower cost deposit products rather than in time deposits.  The increase in time deposits and resulting change in mix at December 31, 2004 will impact the Company’s cost of funds and net interest margin in 2005.

As deposit rates began to rise in 2004 from their extremely low levels in 2003, depositors gradually moved their funds out of liquid transaction accounts back into certificates of deposit.  The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates.  This trailing characteristic is stronger with time deposits, such as certificates of deposit that pay a fixed rate for some specified term, than with deposit types that have administered rates.  With time deposits accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts.  Only new accounts and those that mature and are renewed will bear the new rate.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2004 was as follows:

Deposit Maturity Distribution

	As of December 31, 2004
(dollars in thousands)	Three months or less	Three to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$19,076	$30,209	$5,445	$1,807	$56,537
Other Time Deposits > $100,000	$23,552	$20,340	$2,066	$1,557	$47,515
TOTAL	$42,628	$50,549	$7,511	$3,364	$104,052

Notes Payable and Other Borrowings

The Company has $15 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs.  There were no borrowings outstanding under these arrangements at December 31, 2004 and 2003.

The following summarizes the note payable to the Company’s subsidiary grantor trust at December 31, 2004:

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust I With interest adjusted and payable quarterly based on 3-month Libor plus 3.30% to a maximum of 12.5% (5.37% at December 31, 2004), redeemable beginning December 31, 2007, due December 31, 2032.	$8,248

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trust.  Interest expense recognized by the Company for the years ended December 31, 2004 and 2003 related to the junior subordinated debentures was $370,000 and $297,000, respectively. There was no interest expense recognized in 2002.  These junior subordinated debentures currently qualify as Tier 1 capital when determining regulatory risk-based capital ratios.

The ESOP obtained financing through a $1.2 million unsecured line of credit from another financial institution with the Company acting as the guarantor.  The note has a variable interest rate, based on an independent index, and a maturity date of November 12, 2012.  At December 31, 2004, the interest rate was 5.37%.  Advances on the line of credit totaled $833,200, $831,900 at December 31, 2004 and 2003, respectively.  A summary of the activity in this line of credit follows.

ESOP Note Payable	2004	2003	2002
(dollars in thousands)
Balance at December 31	$835	$832	$733

Average amount outstanding	$778	$786	$788

Maximum amount outstanding at any month end	$848	$843	$843

Average interest rate for the year	4.31%	4.15%	4.67%

Capital Resources

At December 31, 2004, the Company had total shareholders equity of $34.5 million, comprised of $6.7 million in common stock, and $27.8 million in retained earnings. Total shareholders equity at the end of 2003 was $29.9 million.  Net income has provided $15.7 million in capital over the last three years, of which $3 million or approximately 19% was distributed in dividends.  The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2002, the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with GAAP.

The Company paid quarterly cash dividends totaling $1,091,000 or $.307 per share in 2004 and $1,082,000 or $.308 per share in 2003, representing 19.5% and 20.5%, respectively of the prior year’s earnings.  (As the holding company reorganization became effective on May 23, 2002, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  Since the second quarter of 2001, the Bank (or the Company, as applicable) has adhered to a policy of paying quarterly cash dividends totaling about 19% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity.  The Company anticipates paying dividends in the future consistent with the general dividend policy as described above.  However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

At December 31, 2004, the Company had a Tier 1 risk based capital ratio of 11.3%, a total capital to risk-weighted assets ratio of 12.5%, and a leverage ratio of 9.5%.  The Company had a Tier 1 risk-based capital ratio of 12.2%, a total risk-based capital ratio of 13.3%, and a leverage ratio of 9.9% at December 31, 2003.  Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2004 and 2003.

At the current time, the Bank is considered “well capitalized” under the Prompt Corrective Action standards. With the accumulation of retained earnings and the addition of regulatory capital via the issuance of Trust Preferred Securities in 2002, the Company’s regulatory capital ratios improved substantially.  It is anticipated that the current level of capital will allow the Company to grow substantially and remain well capitalized, although no assurance can be given that this will be the case.

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2004 commitments to extend credit were the Company’s only financial instruments with off-balance sheet risk.  Loan commitments increased to $148 million from $138 million at December 31, 2003. The commitments represent 44% of the total loans outstanding at year-end 2004 versus 49% at December 31, 2003.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2004:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Subordinated debentures	—	—	—	8,248	8,248
Operating lease obligations	492	804	829	1,687	3,812
Deferred compensation (1)	—	—	—	2,549	2,549
Supplemental retirement plans (1)	112	235	379	1,546	2,272
ESOP note payable				835	835

Total contractual obligations	$604	$1,039	$1,208	$14,865	$17,716

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

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 5%, 15%, and 25% upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario.  As of December 31, 2004, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Int. Income Change	$755,000	$272,000	$1,513,000	$395,000	$2,276,000	$377,000

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by about $1,513,000, or approximately 7.03%.  Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely increase by approximately $395,000, or 1.84%, over the next year.

The relationship between the change in net interest income under rising and declining rate scenarios is typically inversely proportionate and given the current interest rate environment, the Company’s balance sheet is positioned to benefit from both rising and declining rates.  This phenomenon is do to interest rate floors that still exist in a portion of the loan portfolio that were put into place as rates were falling rapidly in 2001 and 2002.

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

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

2004 Quarter

	1st	2nd	3rd	4th

Interest income	$5,575	$5,840	$6,306	$7,259
Net Interest income	$4,587	$4,881	$5,521	$5,935
Net interest income after provision for loan losses	$4,362	$4,691	$5,296	$5,785

Net Income	$1,088	$1,465	$1,594	$1,463

Net income per share, basic	$0.31	$0.41	$0.45	$0.41

Net income per share, diluted	$0.29	$0.39	$0.42	$0.38

Dividends Declared	$0.075	$0.075	$0.075	$0.075

2003 Quarter

	1st	2nd	3rd	4th

Interest income	$5,053	$5,164	$5,525	$5,775
Net Interest income	$3,902	$4,033	$4,449	$4,736
Net interest income after provision for loan losses	$3,752	$3,913	$4,239	$4,561

Net Income	$1,037	$1,116	$1,434	$1,682

Net income per share, basic	$0.29	$0.31	$0.41	$0.49

Net income per share, diluted	$0.28	$0.30	$0.38	$0.46

Dividends Declared	$0.075	$0.075	$0.075	$0.075

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information require by Item 7a of Form 10-K is contained in the Liquidity and Market Risk Management section of Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

The financial statements begin on page 70 of this report

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2004.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth, as of March 1, 2005, the names of, and certain information regarding, the directors of Community Valley Bancorp.

Name and Title Other than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years

M. Robert Ching, M.D.	59	2002	Orthopedic surgeon.

John F. Coger Executive V.P. CFO/COO	55	2004	Executive Vice President Chief Financial Officer and Chief Operating Officer of the Bank.

Eugene B. Even	77	2002	Retired.

John D. Lanam	70	2002	Retired. Former attorney and senior partner of McKernan, Lanam, Bakke, Benson & Bodney, a law firm.

Donald W. Leforce Chairman of the Board	57	2002	President and former Secretary/Treasurer of Compass Equipment, Inc., a mining and heavy equipment manufacturing corporation.

Charles J. Mathews	67	2003	Owner of Mathews Farms and Partner in Mathews Rice Dryer.

Ellis L. Matthews	71	2002	Retired. Former certified public accountant and senior partner of Matthews & Hutton, an accountancy firm.

Robert L. Morgan, M.D.	77	2002	Retired.

James S. Rickards Secretary	54	2002	Real estate broker associated with Century 21 Select since April, 2000. Former broker associate with Prudential California from 1998.

Keith C. Robbins President/CEO	63	2002	President and Chief Executive Officer of the Bank.

Gary B. Strauss, M.D. Vice Chairman	74	2002	Retired.

Hubert I. Townshend	68	2002	Semi-retired. Involved in general engineering, contracting and equipment rental. Past partner of S&T Logging Co. Inc.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of Community Valley Bancorp acting within their capacities as such.  There are no family relationships between any of the directors of Community Valley Bancorp.  No director of Community Valley Bancorp serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

(1)  As used in this statement, the term “executive officer” of Community Valley Bancorp includes the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer-Chief Operating Officer.

Compensation of Directors

During 2004, directors, other than Mr. Robbins and Mr. Coger, received a base fee of $800.00 per month for serving as directors (provided the director attends 75% of the meetings) and received additional fees for chairing meetings and attending meetings.  Mr. Robbins and Mr. Coger (appointed to the Board of Directors in September 2004) also received a base fee of $800.00 per month for serving as a director.  Community Valley Bancorp’s Chairman of the Board also received an additional $300 per month for serving as the Chairman.  Any director, other than Mr. Robbins and Mr. Coger, who chaired a Board of Directors or committee meeting, which met during the month, received an additional $50.00 per month for serving as the chairman.  In addition, directors, other than Mr. Robbins and Mr. Coger, but including the chairman, who attended any Board meeting, also received an additional $315.00 per Board of Directors meeting attended.  Directors, other than Mr. Robbins and Mr. Coger, but including the chairman of any committee, who attended any committee meeting held at the same gathering as a Board of Director’s meeting (other than one committee meeting held concurrently with the Board meeting) also received an additional $50.00 per committee meeting attended.  Directors, other than Mr. Robbins and Mr. Coger, but including the chairman of any committee, who attended any other committee meeting received $300 per committee meeting attended.  In addition, if any Board of Directors or committee meeting extended beyond three hours, directors, other than Mr. Robbins and Mr. Coger, received an additional $105.00 per hour for each hour the meeting extended over three hours, subject to a maximum additional $210.00 per meeting.  Directors, other than Mr. Robbins and Mr. Coger, who traveled to a Board of Directors or committee meeting held outside the town of the director’s residence received an additional $15.00 travel fee per meeting and all other travel in connection with the Board of Director’s or Community Valley Bancorp’s activities was compensated at $.31 per mile.

During 2005, the compensation to directors will change to a base fee of $900.00 per month for serving as directors (provided the director attends 75% of the meetings) and receive additional fees for chairing meetings and attending meetings.  Mr. Robbins and Mr. Coger will also receive a base fee of $900.00 per month for serving as a director.  Community Valley Bancorp’s Chairman of the Board will also received an additional $500 per month for serving as the Chairman.  Any director, other than Mr. Robbins and Mr. Coger, who chairs a Board of Directors or committee meeting, which meets during the month, will receive an additional $50.00 per month for serving as the chairman.  In addition, directors, other than Mr. Robbins and Mr. Coger, but including the chairman, who attend any Board meeting, will also receive an additional $365.00 per Board of Directors meeting attended.  Directors, other than Mr. Robbins and Mr. Coger, but including the chairman of any committee, who attend any committee meeting held at the same gathering as a Board of Director’s meeting (other than one committee meeting held concurrently with the Board meeting) will also receive an additional $50.00 per committee meeting attended.  Directors, other than Mr. Robbins and Mr. Coger, but including the chairman of any committee, who attend any other committee meeting will receive $350 per committee meeting attended.  In addition, if any Board of Directors or committee meeting extends beyond three hours, directors, other than Mr. Robbins and Mr. Coger, will receive an additional $105.00 per hour for each hour the meeting extends over three hours, subject to a maximum additional $210.00 per meeting.  Directors, other than Mr. Robbins and Mr. Coger, who travel to a Board of Directors or committee meeting held outside the town of the director’s residence will receive an additional $15.00 travel fee per meeting and all other travel in connection with the Board of Director’s or Community Valley Bancorp’s activities will be compensated at $.375 per mile.

In May, 1997, each director of Community Valley Bancorp received a stock option under Community Valley Bancorp’s 1997 Stock Option Plan to acquire 13,197 shares of common stock, giving effect to all stock dividends and splits.  The exercise price for these shares is $4.63 per share, giving effect to all stock dividends and splits.  The options are for a term of ten years expiring in May, 2007 and are 100% vested.

In addition, in May, 2000, each director of Community Valley Bancorp, other than Mr. Robbins, received a stock option under Community Valley Bancorp’s 2000 Stock Option Plan to acquire 13,333 shares of common stock, giving effect to all stock dividends and splits.  The exercise price for these shares is $9.42 per share, post the two 4-for-3 stock splits.  The options are for a term of ten years expiring in May, 2010.  The vesting of the director options is 20% of the total option amount per year with the first 20% amount having vested in May, 2001.

Director Retirement Agreements

In April, 1998, each director of Community Valley Bancorp, other than Mr. Robbins and subsequently Mr. Coger, entered into a Director Retirement Agreement which provides for the payment of a monthly retirement benefit for a period of sixty months based upon an individualized vesting schedule which takes into account the years of service as a director and each director’s individual retirement age.  The agreement also pays in the event of a change in control of Community Valley Bancorp or disability or death of the director.  The vesting schedule provides for a maximum payment of $500 per month.

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

Executive Officers

The following table sets forth information, as of March 1, 2005, concerning executive officers of Community Valley Bancorp:

Name	Age	Position and Principal Occupation For the Past Five Years
Keith C. Robbins	63	President and Chief Executive Officer of Community Valley Bancorp

John F. Coger	55	Executive Vice President and Chief Financial Officer and Chief Operating Officer of Community Valley Bancorp.

Item 11.  Executive Compensation

The persons serving as the executive officers of Community Valley Bancorp received during 2004, and are expected to continue to receive in 2004, cash compensation in their capacities as executive officers of Community Valley Bancorp

The following Summary Compensation Table indicates the compensation of Community Valley Bancorp’s executive officers.

2004

Summary Compensation Table

Annual Compensation					Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARS	LTIP Payouts ($)	All Other Compen- sation ($)(4)(5)
Keith C Robbins	2004	$234,108(2)	$249,065	0	0		0	$20,998
President and Chief	2003	$234,108(2)	$237,527	0	0		0	$19,129
Executive Officer	2002	$216,121(1)	$240,851	0	0		0	$17,242
John F Coger	2004	$147,540(3)	$190,891	0	0		0	$13,460
Executive Vice President Chief Financial Officer and Chief	2003	$145,140	$181,654	0	0		0	$10,948
Operating Officer	2002	$135,644	$185,012	0	0		0	$10,255

(1) Includes $6,300 in directors fees

(2) Includes $9,600 in directors fees

(3) Includes $2,400 in directors fees

(4) This amount represents Butte Community Bank’s contribution under Butte Community Bank’s Employee Stock Ownership Plan, and the cost of premiums for excess medical, dental and life insurance

(5) This amount does not include Butte Community Bank’s contribution under Butte Community Bank’s Employee Stock Ownership Plan as such amount has not yet been determined.

2004

Option/SAR Exercises and Year-End Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Value

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options/SARs at Year-End ($) Exercisable/ Unexercisable
			Options Only	Options Only
Keith C Robbins	-0-	-0-	23,388/2,667	$490,149/$48,886

			Options Only	Options Only
John F Coger	-0-	-0-	10,566/2,667	$193,675/$48,886

Mr. Robbins has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2004.  In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract.  Mr. Robbins’ annual salary is currently fixed at $242,043 and may be renegotiated.  Under the terms of the employment contract, Mr. Robbins is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria.  In the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 21.5% of the amount in excess of the 10% return on equity.  Mr. Robbins will be entitled to incentive compensation in the amount of 38.46% of the bonus pool.  Mr. Robbins’ employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days.  In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Robbins in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Robbins has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $150,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”), or until the death of the Employee whichever event last occurs.  In the event of disability while Mr. Robbins is actively employed prior to Retirement Age, he will have the option to take the $150,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy.  If termination of service occurs due to a change in control of Community Valley Bancorp, Mr. Robbins shall be entitled to receive $150,000 plus a 3% cost of living adjustment per year for 20 years payable on the first day of each month commencing within six months of the date of his termination of employment.  In the event Mr. Robbins dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $150,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death.  In the event of termination without cause, early retirement, or voluntary termination, Mr. Robbins shall receive $150,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Robbins terminates employment and attains age 65.  In the event Mr. Robbins is terminated for cause he will forfeit any benefits from the salary continuation agreement.

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

Mr. Coger has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2004.  In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract.  Mr. Coger’s annual salary is currently fixed at $160,293 and may be renegotiated.  Under the terms of the employment contract, Mr. Coger is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria.  In the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 21.5% of the amount in excess of the 10% return on equity.  Mr. Coger will be entitled to incentive compensation in the amount of 29.41% of the bonus pool.  Mr. Coger’s employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days.  In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Coger in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Coger has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $125,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”), or until the death of the Employee whichever event last occurs.  In the event of disability while Mr. Coger is actively employed prior to Retirement Age, he will have the option to take the $125,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy.  If termination of service occurs due to a change in control of Community Valley Bancorp, Mr. Coger shall be entitled to receive $150,000 plus a 3% cost of living adjustment per year for 20 years payable on the first day of each month commencing within six months of the date of his termination of employment. In the event Mr. Coger dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $125,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death.  In the event of termination without cause, early retirement, or voluntary termination, Mr. Coger shall receive $125,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Coger terminates employment and attains age 65.  In the event Mr. Coger is terminated for cause he will forfeit any benefits from the salary continuation agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Management of Community Valley Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of common stock, except as set forth in the table below.  The following table sets forth, as of March 1, 2005, the number and percentage of shares of outstanding common stock beneficially owned, directly or indirectly, by each of Community Valley Bancorp’s directors and principal shareholders and by the directors and officers of Community Valley Bancorp as a group.  The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which the director, principal shareholder or officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of March 1, 2005.  Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned.  Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of Community Valley Bancorp.

Amount and Nature of Beneficial Owner	Beneficial Ownership		Percent of Class(1)

Directors and Named Officers:
M. Robert Ching, M.D.	107,053	(2)	2.92
John F. Coger	98,040	(3)	2.68
Eugene B. Even	59,657	(4)	1.63
John D. Lanam	87,055	(5)	2.40
Donald W. Leforce	104,203	(6)	2.88
Charles J. Mathews	2,398	(7)	0.07
Ellis L. Matthews	55,003	(8)	1.50
Robert L. Morgan, M.D.	139,291	(9)	3.80
James S. Rickards	94,528	(10)	2.58
Keith C. Robbins	98,599	(11)	2.68
Gary B. Strauss, M.D.	152,815	(12)	4.16
Hubert I. Townshend	115,792	(13)	3.16

Principal Shareholder
Butte Community Bank ESOP	196,090	(14)	5.52
Schmelke Family Trust	194,844	(15)	5.43

All Directors and Officers as a Group (12 in all)	1,116,807		28.90

(1)           Includes shares subject to options held by each director and the directors and officers as a group that are exercisable within 60 days of March 1, 2005.  These are treated as issued and outstanding for the purpose of computing the percentage of each director and the directors and officers as a group but not for the purpose of computing the percentage of class of any other person.  Total shares and ownership have been adjusted for four-for-three stock split with record date of March 1, 2004.

(2)           Dr. Ching has shared voting and investment powers as to 25,333 these shares and has 23,863 acquirable by exercise of stock options.

(3)           Mr. Coger has shared voting and investment powers as to 62,806 of these shares and has 13,233 shares acquirable by exercise of stock options.

(4)           Mr. Even has 10,666 shares acquirable by exercise of stock options.

(5)           Mr. Lanam has shared voting and investment powers as to 55,377 shares and has 17,778 shares acquirable by exercise of stock options.

(6)           Mr. Leforce has shared voting and investment powers as to 80,565 shares and has 21,703 shares acquirable by exercise of stock options.

(7)           Mr. C. Mathews has shared voting and investment powers as to 1,856 shares and has 533 shares acquirable by exercise of stock options.

(8)           Mr. E. Matthews has 20,530 shares acquirable by exercise of stock options.

(9)           Dr. Morgan has shared voting and investment powers as to 118,428 shares and has 20,863 shares acquirable by exercise of stock options.

(10)         Mr. Rickards has shared voting and investment powers as to 56,514 shares and has 20,550 shares acquirable by exercise of stock options.

(11)         Mr. Robbins has shared voting and investment powers as to 20,047 shares and has 26,055 shares acquirable by exercise of stock options.

(12)         Dr. Strauss has shared voting and investment powers as to 98,991 shares and has 23,863 shares acquirable by exercise of stock options.

(13)         Mr. Townshend has 18,722 shares acquirable by exercise of stock options.

(14)         Community Valley Bancorp ESOP’s address is c/o Community Valley Bancorp, 2041 Forest Avenue, Chico, California 95928.

(15)         The Schmelke Family Trust’s address is c/o Community Valley Bancorp, 2041 Forest Avenue, Chico, California 95928.

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           List of documents filed as part of this report

(1)           Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Independent Auditor’s Report
II.	Consolidated Balance Sheet - December 31, 2004 and 2003
III.	Consolidated Statement of Income - Years Ended December 31, 2004, 2003 and 2002
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2004, 2003 and 2002
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2004, 2003 and 2002
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

(10.2)1.

Amendment to Salary Continuation Agreement of April 14, 1998 for Keith C Robbins dated January 1, 2004.  Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

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

(10.7)

Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for John F. Coger. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.7)1.

Amendment to Salary Continuation Agreement of April 14, 1998 for John F. Coger dated January 1, 2004.  Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

(10.8)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F. Coger. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.9)

2000 Stock Option Agreement for John F. Coger dated March 14, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.10)

1997 Stock Option Agreement for M. Robert Ching dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.11)

2000 Stock Option Agreement for M. Robert Ching dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.12)

1997 Stock Option Agreement for Eugene B. Even dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.13)

2000 Stock Option Agreement for Eugene B. Even dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

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

(11)	See Item 6. Selected Financial Data Note 1 for Statement re computation of earnings per share
(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios
(23.1)	Consent of Independent Registered Public Accounting Firm
(31.1)	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
(32.1)	Section 1350 certification of Chief Executive Officer
(32.2)	Section 1350 certification of Chief Financial Officer
(99.1)	1991 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.2)	1997 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.3)	2000 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.
(99.4)	Director Emeritus Plan dated March 20, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(b)  Reports on Form 8-K

On October 18, 2004, the Company issued a press release announcing earnings for the third quarter 2004.

On December 10, 2004, the Company issued a press release announcing the opening of its subsidiary, CVB Insurance Agency, LLC.

On December 17, 2004, the Company issued a press release announcing a seven and one half cent per share dividend approved by the Board of Directors at their November 16, 2004 meeting.

On December 22, 2004, the Company issued a press release announcing the opening of their branch office in Colusa.

On January 31, 2005, the Company issued a press release dated January 28, 2005, announcing earnings for the fourth quarter and the full year 2004.

On February 2, 2005, the Company issued a press release amending the press release dated January 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2005	COMMUNITY VALLEY BANCORP
a California corporation

	By:	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By:	/s/ John F. Coger
John F. Coger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 11, 2005
M. Robert Ching

/s/ John F. Coger	Executive Vice President, CFO/COO	March 11, 2005
John F. Coger	and Director

/s/Eugene B. Even	Director	March 11, 2005
Eugene B. Even

/s/ John D. Lanam	Director	March 11, 2005
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 11, 2005
Donald W. Leforce

/s/ Charles Mathews	Director	March 11, 2005
Charles Mathews

/s/ Ellis L. Matthews	Director	March 11, 2005
Ellis L. Matthews

/s Robert L. Morgan	Director	March 11, 2005
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	March 11, 2005
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	March 11, 2005
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	March 11, 2005
Gary B. Strauss	Vice Chairman

/s/ Hubert Townshend	Director	March 11, 2005
Hubert Townshend

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003 AND

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003 AND 2002

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Shareholders

Community Valley Bancorp

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

February 25, 2005

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

	2004	2003

ASSETS

Cash and due from banks	$21,778,000	$26,204,700
Federal funds sold	46,440,000	50,605,000

Total cash and cash equivalents	68,218,000	76,809,700

Interest-bearing deposits in banks	8,715,000	7,925,000
Loans held for sale, at lower of cost or market	1,489,800	2,279,100
Investment securities (Note 2):
Available-for-sale, at fair value	4,379,000	502,000
Held-to-maturity, at cost	2,581,900	3,822,500
Loans, less allowance for loan losses of $4,381,200 in 2004 and $3,587,200 in 2003 (Notes 3, 10 and 14)	339,173,900	270,231,300
Premises and equipment, net (Note 5)	9,027,200	8,553,900
Accrued interest receivable and other assets (Notes 4, 13 and 15)	16,090,700	16,599,200

Total assets	$449,675,500	$386,722,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$80,793,200	$68,463,100
Interest bearing (Note 6)	318,265,900	274,048,300

Total deposits	399,059,100	342,511,400
Employee stock ownership plan (ESOP) note payable (Notes 8 and 15)	833,200	831,900
Junior subordinated debentures (Note 9)	8,248,000	8,248,000
Accrued interest payable and other liabilities (Note 15)	7,004,100	5,182,900

Total liabilities	415,144,400	356,774,200

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Common stock - no par value; authorized – 20,000,000 shares, outstanding – 3,636,791 shares in 2004 and 3,621,824 shares in 2003	7,861,800	7,271,400
Unallocated ESOP shares (89,628 shares in 2004 and 90,909 shares in 2003, at cost) (Note 15)	(1,144,300)	(1,070,700)
Retained earnings	27,802,000	23,745,700
Accumulated other comprehensive income, net of taxes (Note 2)	11,600	2,100

Total shareholders’ equity	34,531,100	29,948,500

Total liabilities and shareholders’ equity	$449,675,500	$386,722,700

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Interest income:
Interest and fees on loans	$24,043,100	$20,528,000	$18,157,400
Interest on Federal funds sold	488,200	633,900	572,700
Interest on deposits in banks	244,400	201,400	81,200
Interest on investment securities:
Taxable	150,900	104,700	76,200
Exempt from Federal income taxes	53,600	48,600	89,400

Total interest income	24,980,200	21,516,600	18,976,900

Interest expense:
Interest expense on deposits (Note 6)	3,584,600	3,924,300	4,735,000
Interest expense on junior subordinated debentures (Note 9)	437,700	438,800
Interest expense on ESOP note payable (Notes 8 and 15)	33,400	33,100	39,500

Total interest expense	4,055,700	4,396,200	4,774,500

Net interest income before provision for loan losses	20,924,500	17,120,400	14,202,400

Provision for loan losses (Note 3)	790,000	655,000	603,000

Net interest income after provision for loan losses	20,134,500	16,465,400	13,599,400

Non-interest income:
Service charges and fees	2,086,200	1,397,300	1,028,300
Gain on sale of loans	1,825,400	2,783,400	2,326,500
Loan servicing income	382,700	379,500	356,200
Other (Note 12)	1,724,000	1,390,200	2,453,000

Total non-interest income	6,018,300	5,950,400	6,164,000

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 15)	9,979,900	8,150,800	6,558,700
Occupancy and equipment (Notes 5 and10)	2,525,200	2,037,200	1,557,400
Other (Note 12)	4,235,100	3,629,600	4,422,700

Total non-interest expenses	16,740,200	13,817,600	12,538,800

Income before provision for income taxes	9,412,600	8,598,200	7,224,600

Provision for income taxes (Note 13)	3,803,000	3,329,000	2,375,000

Net income	$5,609,600	$5,269,200	$4,849,600

Basic earnings per share (Note 11)	$1.58	$1.50	$1.40

Diluted earnings per share (Note 11)	$1.48	$1.42	$1.33

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Unallocated ESOP Shares	Retained	Accumulated Other Compre- hensive Income (Net of Taxes)	Total Share- holders’ Equity	Total Compre- hensive Income
	Shares	Amount		Earnings

Balance, January 1, 2002	3,531,185	$6,131,300	(902,100)	$15,591,000		$20,820,200
Comprehensive income:
Net income				4,849,600		4,849,600	$4,849,600
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					$14,100	14,100	14,100
Total comprehensive income							$4,863,700
Exercise of stock options and related tax benefit (Note 11)	49,283	426,200				426,200
Amortization of stock compensation - ESOP shares (Note 15)		107,800	50,200			158,000
Cash dividends - $.248 per share				(882,200)		(882,200)
Cash in lieu of fractional shares in four- for-three stock split (Note 11)		(5,300)				(5,300)
Balance, December 31, 2002	3,580,468	6,660,000	(851,900)	19,558,400	14,100	25,380,600
Comprehensive income:
Net income				5,269,200		5,269,200	$5,269,200
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					(12,000)	(12,000)	(12,000)
Total comprehensive income							$5,257,200
Exercise of stock options and related tax benefit (Note 11)	41,356	461,900				461,900
Amortization of stock compensation - ESOP shares (Note 15)		149,500	102,200			251,700
Shares acquired or redeemed by ESOP (Note 15)			(321,000)			(321,000)
Cash dividends - $0.30 per share				(1,081,900)		(1,081,900)
Balance, December 31, 2003	3,621,824	7,271,400	(1,070,700)	23,745,700	2,100	29,948,500
Comprehensive income:
Net income				5,609,600		5,609,600	$5,609,600
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					9,500	9,500	9,500
Total comprehensive income							$5,619,100
Exercise of stock options and related tax benefit (Note 11)	34,202	532,400				532,400
Amortization of stock compensation - ESOP shares (Note 15)		103,800	76,400			180,200
Shares acquired or redeemed by ESOP (Note 15)			(150,000)			(150,000)
Cash dividends - $0.30 per share				(1,090,900)		(1,090,900)
Cash in lieu of fractional shares in four- for-three stock split (Note 11)		(6,000)				(6,000)
Repurchase and retirement of common stock	(19,235)	(39,800)		(462,400)		(502,200)
Balance, December 31, 2004	3,636,791	$7,861,800	(1,144,300)	$27,802,000	$11,600	$34,531,100

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income	$5,609,600	$5,269,200	$4,849,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	790,000	655,000	603,000
(Decrease) increase in loan origination fees, net	(11,000)	196,000	162,800
Depreciation, amortization and accretion, net	1,349,900	973,300	764,400
Increase in cash surrender value of life insurance policies, net	(284,400)	(379,700)	(176,600)
Non-cash compensation cost associated with the ESOP	180,200	251,700	158,000
Loss (gain) on disposition of equipment		8,400	(153,000)
Gain on life insurance death benefit			(1,172,600)
Decrease (increase) in loans held for sale	789,300	5,632,600	(1,933,200)
Decrease (increase) in accrued interest receivable and other assets	1,218,500	(1,019,700)	(2,388,700)
Increase in accrued interest payable and other liabilities	1,820,000	38,200	699,900
Provision for deferred income taxes	(64,000)	(639,000)	(634,000)

Net cash provided by operating activities	11,398,100	10,986,000	779,600

Cash flows from investing activities:
Purchases of held-to-maturity investment securities	(1,012,700)	(4,542,300)	(1,617,000)
Purchases of available-for-sale investment securities	(4,145,700)
Proceeds from called available-for-sale investment securities	300,000
Proceeds from matured or called held-to- maturity investment securities	1,870,000	3,440,000	1,135,000
Proceeds from principal repayments of held-to-maturity investment securities	331,900	112,900	94,600
Net increase in interest-bearing deposits in banks	(790,000)	(3,864,000)	(3,367,000)
Net increase in loans	(69,721,600)	(41,383,100)	(32,589,900)
Premiums paid for life insurance policies	(121,900)	(1,626,200)	(396,300)
Death benefit from life insurance policies			1,750,000
Purchases of premises and equipment	(1,786,000)	(2,869,600)	(2,017,000)
Proceeds from sale of equipment		26,900	416,000
Proceeds from sale of other real estate			12,600

Net cash used in investing activities	(75,076,000)	(50,705,400)	(36,579,000)

	2004	2003	2002

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$37,110,000	$43,926,500	$72,408,500
Net increase (decrease) in time deposits	19,437,500	604,100	(20,847,600)
Repayments of ESOP note payable	(877,800)	(221,200)	(119,400)
Proceeds from ESOP note payable	879,100	321,000
Purchase of unallocated ESOP shares	(150,000)	(321,000)
Proceeds from exercise of stock options	285,100	267,300	287,200
Cash paid for fractional shares	(6,000)		(5,300)
Payment of cash dividends	(1,089,500)	(1,079,000)	(812,200)
Repurchase of common stock	(502,200)
Proceeds from junior subordinated debentures			8,248,000

Net cash provided by financing activities	55,086,200	43,497,700	59,159,200

Increase in cash and cash equivalents	(8,591,700)	3,778,300	23,359,800

Cash and cash equivalents at beginning of year	76,809,700	73,031,400	49,671,600

Cash and cash equivalents at end of year	$68,218,000	$76,809,700	$73,031,400

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$4,083,500	$4,395,700	$5,523,700
Income taxes	$2,830,000	$4,350,000	$2,751,000

Non-cash investing activities:
Net change in unrealized gain on available- for-sale investment securities	$9,500	$(12,000)	$14,100

Non-cash financing activities:
Release of unallocated ESOP shares	$76,400	$102,200	$50,200
Accrual of cash dividend declared	$272,800	$271,400	$268,500

The accompanying notes are an integral
part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

In May 2002, Community Valley Bancorp (“Community Valley”) was incorporated as a bank holding company for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization.  In October 2004, Community Valley filed for status as a Financial Holding Company for the purpose of establishing CVB Insurance Agency LLC (“CVBIA”).  The new corporate structure gives Community Valley, the Bank and CVBIA greater flexibility in terms of operation, expansion and diversification.

Founded in 1990, the Bank is a state-chartered financial institution with eleven branches in eight cities including Chico, Magalia, Oroville, Paradise, Red Bluff, Colusa, Marysville and Yuba City and loan production offices in Citrus Heights and Redding.  The Bank provides traditional deposit and lending services including commercial and construction loans, government guaranteed loans such as those available from the USDA and SBA, merchant services and investment services.

On December 19, 2002, Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities (see Note 9).

On December 1, 2004, Community Valley formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services.

The accounting and reporting policies of Community Valley Bancorp and its subsidiaries (collectively, the “Company”) conform with accounting principles generally accepted in the United States of America and prevailing practice within the banking industry.  The more significant of these policies applied in the preparation of the accompanying consolidated financial statements are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Valley and its wholly-owned subsidiaries, Butte Community Bank and CVB Insurance Agency LLC.  Significant intercompany transactions and balances have been eliminated in consolidation.

For financial reporting purposes, the Company’s investment in the Trust of $248,000 (see Note 9) is accounted for under the equity method and is included in accrued interest receivable and other assets on the consolidated balance sheet.  The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the Company’s consolidated balance sheet.

Stock Splits

On February 20, 2004, the Board of Directors declared a four-for-three stock split effective March 26, 2004 for shareholders of record on March 2, 2004.  On August 20, 2002, the Board of Directors declared a four-for-three stock split effective September 30, 2002 for shareholders of record on September 16, 2002.  All share and per share data has been retroactively adjusted to reflect these stock splits.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004.

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

ATM Cash Funding Program

The Company has an ATM cash funding agreement through a correspondent bank.  The program provides fee income to the Company equal to the average amount provided at the federal funds rate plus fifty basis points.  Under rules and regulations of the Federal Reserve Bank, these funds, totaling $8,970,000 at December 31, 2004, are considered to be vault cash and, accordingly, are included in the Company’s consolidated balance sheet as cash and due from banks.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings equal is recognized.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.  An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Interest income on impaired loans, if appropriate, is recognized on a cash basis.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Loans Held for Sale, Loan Sales and Servicing Rights

The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold with servicing rights retained are recognized as separate assets or liabilities.  Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense.  Servicing assets are periodically evaluated for impairment.  Fair values are estimated using discounted cash flows based on current market interest rates.  For purposes of measuring impairment, servicing assets are stratified based on note rate and term.  The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value.

Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (IO) strip receivable and treated like an available-for-sale security.  The servicing asset, net of any required valuation allowance, and IO strip receivable are included in accrued interest and other assets.

Government Guaranteed Loans

Included in the loan portfolio are loans which are 85% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business – Cooperative Service (RBS) and Farm Services Agency (FSA).  The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion.  The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.  The Company may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date.

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the IO strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold.  The gain on the sold portion of the loan is recognized as income at the time of sale.  The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan.  The servicing asset is recognized and amortized over the estimated life of the related loan.  Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $68,608,700 and $63,510,800 as of December 31, 2004 and 2003, respectively.

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market.  Loans held for sale are carried at the lower of cost or market value.  Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans.  At the time the loan is sold, the related right to service the loan is either retained, with the Company recognizing the servicing asset, or released in exchange for a one-time servicing-released premium.  Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer.  Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $161,831,700 and $155,994,200 as of December 31, 2004 and 2003, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $2,615,800 and $3,200,100 as of December 31, 2004 and 2003, respectively.

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

The Company’s Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance for loan losses is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.

The allowance for loan losses is established through a provision for loan losses which is charged to expense.  Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth.  The allowance for loan losses at December 31, 2004 and 2003 reflects management’s estimate of possible losses in the portfolio.

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

The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding the effect of unallocated shares of the Employee Stock Ownership Plan.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  Unrealized gains or losses on the Company’s available-for-sale investment securities and IO strip are the principle source of other comprehensive income or loss.  Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

Stock-Based Compensation

At December 31, 2004, the Company has three stock-based compensation plans, which are described more fully in Note 11.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.  Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	2004	2003	2002

Net income, as reported	$5,609,600	$5,269,200	$4,849,600
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	310,900	264,700	273,900

Pro forma net income	$5,298,700	$5,004,500	$4,575,700

Basic earnings per share -as reported	$1.58	$1.50	$1.40
Basic earnings per share - pro forma	$1.49	$1.42	$1.32

Diluted earnings per share - as reported	$1.48	$1.42	$1.33
Diluted earnings per share - pro forma	$1.40	$1.36	$1.28

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2004	2003
Expected volatility	15.21%	30.09%
Risk-free interest rate	4.02%	4.52%
Expected option life	10 years	10 years
Expected dividend yield	1.36%	1.72%
Weighted average fair value of options granted during the year	$7.70	$7.31

There were no stock options granted in 2002.

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment of Securities

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired.  The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary.  In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations.  The disclosures for investments that are deemed temporarily impaired are included in Note 2 to the consolidated financial statements.  Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company is required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It also includes such loans acquired in purchase business combinations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

2.                                      INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003 consisted of the following:

Available-for-Sale:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$2,000,000		$(9,000)	$1,991,000
Obligations of states and political subdivisions	1,356,100	$20,900		1,377,000
Treasuries	1,003,600	7,400		1,011,000

	$4,359,700	$28,300	$(9,000)	$4,379,000

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$299,900	$2,100		$302,000
Obligations of states and political subdivisions	200,000			200,000

	$499,900	$2,100	$—	$502,000

Net unrealized gains on available-for-sale investment securities totaling $19,300 and $2,100 were recorded, net of $7,700 and $0 in tax liabilities, respectively, as accumulated other comprehensive income within shareholders’ equity at December 31, 2004 and 2003, respectively.  There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2004, 2003 and 2002.

Held-to-Maturity:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$2,481,300	$10,100	$(8,900)	$2,482,500
Obligations of states and political subdivisions	100,600	900		101,500

	$2,581,900	$11,000	$(8,900)	$2,584,000

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$3,278,100	$18,100	$(26,400)	$3,269,800
Obligations of states and political subdivisions	544,400	9,500		553,900

	$3,822,500	$27,600	$(26,400)	$3,823,700

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2004, 2003 and 2002.

Held-to-Maturity:

At December 31, 2004, the Company held thirteen investment securities of which four U.S. Government agencies securities, with an estimated fair value of $3,927,000, had gross unrealized losses of $17,900.  None of these unrealized losses have been in a continuous loss position for more than a year.  Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year			$100,600	$101,500
After one year through five years	$2,000,000	$1,991,000	1,001,200	997,200
After five years through ten years	1,003,600	1,011,000
After ten years	1,356,100	1,377,000
	4,359,700	4,379,000	1,101,800	1,098,700
Investment securities not due at a single maturity date: SBA pools			1,480,100	1,485,300

	$4,359,700	$4,379,000	$2,581,900	$2,584,000

Investment securities with amortized costs totaling $2,304,200 and $994,400 and fair values totaling $2,297,000 and $1,004,000 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2004 and 2003, respectively.

3.                                      LOANS

Outstanding loans are summarized as follows:

	December 31,
	2004	2003
Real estate - mortgage	$146,875,600	$114,911,700
Real estate - construction	90,643,000	63,195,500
Commercial	58,662,200	54,076,500
Agricultural	22,176,500	20,819,900
Installment	26,219,300	21,847,400

	344,576,600	274,851,000

Deferred loan origination fees, net	(1,021,500)	(1,032,500)
Allowance for loan losses	(4,381,200)	(3,587,200)

	$339,173,900	$270,231,300

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2004	2003	2002

Balance, beginning of year	$3,587,200	$3,006,800	$2,396,700
Provision charged to operations	790,000	655,000	603,000
Losses charged to allowance	(23,600)	(81,200)	(7,400)
Recoveries	27,600	6,600	14,500

Balance, end of year	$4,381,200	$3,587,200	$3,006,800

At December 31, 2004 and 2003, nonaccrual loans totaled $101,300 and $54,200, which were considered impaired loans.  There was no valuation allowance related to these loans in 2004 or 2003.  Interest foregone on nonaccrual loans totaled $1,000, $1,200 and $35,400 for the years ended December 31, 2004, 2003 and 2002, respectively.  Interest recognized for cash payment received on nonaccrual loans was not significant for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company did not hold any real estate acquired by foreclosure at December 31, 2004 or 2003.

Salaries and employee benefits totaling $1,190,100, $1,032,300 and $980,100 have been deferred as loan origination costs for the years ended December 31, 2004, 2003 and 2002, respectively.

4.                                      ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2004	2003

Accrued interest receivable	$2,758,400	$2,607,300
Deferred tax assets, net (Note 13)	2,844,000	2,787,000
Cash surrender value of life insurance policies (Note 15)	6,703,100	6,296,800
Mortgage servicing assets	1,348,200	1,397,000
Prepaid expenses	1,019,400	872,200
Other	1,417,600	2,638,900

	$16,090,700	$16,599,200

Originated mortgage servicing assets totaling $514,700, $1,111,400 and $546,000 were recognized during the years ended December 31, 2004, 2003 and 2002, respectively.  Amortization of mortgage servicing assets totaled $380,600, $475,700 and $209,900 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2004	2003

Land	$1,518,600	$1,192,800
Buildings and improvements	5,761,300	5,667,200
Furniture, fixtures and equipment	6,241,700	5,106,200
Leasehold improvements	841,500	690,100
Construction in progress	75,400	137,600

	14,438,500	12,793,900

Less accumulated depreciation and amortization	5,411,300	4,240,000

	$9,027,200	$8,553,900

Depreciation and amortization included in occupancy and equipment expense totaled $1,312,700, $933,500 and $742,800 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.                                      INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2004	2003

Savings	$33,824,200	$24,945,800
Money market	40,118,900	33,819,500
NOW accounts	140,270,700	130,275,200
Individual retirement accounts	6,818,000	7,211,100
Time, $100,000 or more	46,120,200	31,393,700
Other time	51,113,900	46,403,000

	$318,265,900	$274,048,300

Aggregate annual maturities of time deposits at December 31, 2004 are as follows:

Year Ending December 31,

2005	$88,195,100
2006	5,371,600
2007	1,281,600
2008	—
After 2008	2,385,800

$97,234,100

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2004	2003	2002

Savings	$145,100	$121,500	$173,400
Money market	284,400	356,500	341,400
NOW accounts	810,800	1,049,700	1,042,800
Individual retirement accounts	161,300	185,400	218,400
Time, $100,000 or more	1,136,200	853,200	807,300
Other time	1,046,800	1,358,000	2,151,700

	$3,584,600	$3,924,300	$4,735,000

7.                                      SHORT-TERM BORROWING ARRANGEMENTS

The Company has $15,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs.  There were no borrowings outstanding under these arrangements at December 31, 2004 and 2003.

8.                                      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) NOTE PAYABLE

The ESOP obtained financing through a $1,200,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15).  The note has a variable interest rate, based on an independent index, and a maturity date of November 12, 2012.  At December 31, 2004, the interest rate was 5.0%.  Advances on the line of credit totaled $833,200 and $831,900 at December 31, 2004 and 2003, respectively.

9.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I (CVB Trust I) is a Delaware statutory business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2004, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security.  Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis.  The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.30% (5.37% at December 31, 2004) with a maximum rate of 12.5% annually, adjustable quarterly.

Interest expense recognized by the Company for the years ended December 31, 2004 and 2003 related to the subordinated debentures was $437,716 and $438,750, respectively.  There was no interest expense recognized in 2002.  The amount of deferred costs at December 31, 2004 and 2003 was $144,000 and $192,000, respectively.  The amortization of the deferred costs was $48,000 for both of the years ended December 31, 2004 and 2003.  There was no amortization of deferred costs for the year ended December 31, 2002.

10.                               COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices and certain equipment under noncancellable operating leases.  These leases expire on various dates through 2014 and have various renewal options ranging from five to fifteen years.  Rental payments include minimum rentals, plus adjustments for changing price indexes.  Future minimum lease payments and sublease rental income are as follows:

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income

2005	$492,100	$128,400
2006	434,700	123,600
2007	369,100	128,400
2008	314,900	123,100
2009	254,700	110,900
Thereafter	499,300	201,500

	$2,364,800	$815,900

Rental expense included in occupancy and equipment expense totaled $458,300, $391,200 and $190,200 for the years ended December 31, 2004, 2003 and 2002, respectively.  Sublease income included in occupancy expense totaled $132,400, $90,800 and $45,400 for the years ended December 31, 2004, 2003 and 2002, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2004	2003

Commitments to extend credit	$147,750,600	$137,857,000
Standby letters of credit	$4,648,700	$3,450,700

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2004 and 2003.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commercial loan commitments and standby letters of credit represent approximately 16% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates.  Agricultural loan commitments represent approximately 6% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates.  Real estate loan commitments represent approximately 68% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  The majority of real estate commitments also have variable interest rates.  Personal lines of credit and home equity lines of credit represent the remaining 10% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Butte, Sutter, Yuba, Tehema and Placer Counties.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate.  However, personal and business income represent the primary source of repayment for a majority of these loans.

In addition, the Company’s real estate and construction loans represent approximately 69% of outstanding loans at December 31, 2004, compared to approximately 65% at December 31, 2003.  Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions.  In management’s opinion, although this concentration has no more than the normal risk of collection, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $1,446,300 at December 31, 2004.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash.  The Bank’s vault cash fulfilled its reserve requirement at December 31, 2004.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

11.                               SHAREHOLDERS’ EQUITY

Dividends

The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available for the payment of dividends, as provided in the California General Corporation Law.  The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal yeas, at least equal to 125% of its current liabilities.  In certain circumstances, the Company may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to shareholders of the Company.

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2004, retained earnings of $11,688,800 were free of such restrictions.

Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003.  Stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time.  During 2004, 19,235 shares of the Company’s common stock were repurchased for $502,200.  No shares were repurchased under this program in 2003.

Stock Options

The Company has established stock option plans for which shares of common stock have been reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately.  Under the 1997 and 1991 plans, 182,889 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration.  However, no new options will be granted under these plans.  Under the Company’s 2000 stock option plan, 342,675 shares of common stock remain reserved for issuance to employees and directors, of which 37,200 shares are available for future grants.

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Incentive Options

Options outstanding, beginning of year	240,535	$9.41	266,113	$8.84	216,865	$6.35

Options granted	53,809	$25.98	6,667	$19.31	84,888	$14.16
Options exercised	(18,670)	$10.62	(28,689)	$5.95	(35,640)	$6.31
Options cancelled			(3,556)	$13.73

Options outstanding, end of year	275,674	$12.56	240,535	$9.41	266,113	$8.84

Options exercisable, end of year	163,477	$10.29	160,531	$7.36	144,207	$5.61

Non-Qualified Options

Options outstanding, beginning of year	222,872	$7.49	232,872	$7.35	246,515	$7.20

Options granted			2,667	$19.31
Options exercised	(15,532)	$5.58	(12,667)	$7.64	(13,643)	$4.59

Options outstanding, end of year	207,340	$7.63	222,872	$7.49	232,872	$7.35

Options exercisable, end of year	180,777	$7.24	170,072	$6.73	152,872	$6.28

A summary of options outstanding at December 31, 2004 follows:

Range of Exercise Prices			Number of Options Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2004

Incentive Options

$2.05	-	$7.59	93,446	2.5 years	93,446
$9.07	-	$10.58	50,960	5.1 years	40,193
$13.78	-	$19.31	77,436	7.9 years	29,838
$24.75	-	$27.75	53,832	9.6 years

			275,674		163,477

Non-qualified Options

$4.59			82,543	2.3 years	82,543
$9.42			122,131	5.3 years	97,701
$10.31			2,666	8.8 years	533

			207,340		180,777

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2004

Basic earnings per share	$5,609,600	3,556,193	$1.58

Effect of dilutive stock options		244,353

Diluted earnings per share	$5,609,600	3,800,546	$1.48

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2003

Basic earnings per share	$5,269,200	3,512,645	$1.50

Effect of dilutive stock options		202,613

Diluted earnings per share	$5,269,200	3,715,258	$1.42

December 31, 2002

Basic earnings per share	$4,849,600	3,461,115	$1.40

Effect of dilutive stock options		178,815

Diluted earnings per share	$4,849,600	3,639,930	$1.33

All of the stock options outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 as none of the stock options were anti-dilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth in the following table.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2004 and 2003.

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

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004

Company:
Total capital (to risk- weighted assets)	$46,741,700	12.5%	$29,894,600	8.0%	N/A	N/A
Tier 1 capital (to risk- weighted assets)	$42,360,500	11.3%	$14,947,300	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$42,360,500	9.5%	$17,770,200	4.0%	N/A	N/A

Bank:
Total capital (to risk- weighted assets)	$42,336,700	11.3%	$29,853,200	8.0%	$37,316,500	10.0%
Tier 1 capital (to risk- weighted assets)	$37,955,500	10.2%	$14,926,600	4.0%	$22,389,900	6.0%
Tier 1 capital (to average assets)	$37,955,500	8.6%	$17,655,700	4.0%	$22,069,600	5.0%

December 31, 2003

Company:
Total capital (to risk- weighted assets)	$41,380,600	13.3%	$24,828,600	8.0%	N/A	N/A
Tier 1 capital (to risk- weighted assets)	$37,793,400	12.2%	$12,414,300	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,793,400	9.9%	$15,340,000	4.0%	N/A	N/A

Bank:
Total capital (to risk- weighted assets)	$37,406,300	12.1%	$24,808,600	8.0%	$31,010,700	10.0%
Tier 1 capital (to risk- weighted assets)	$33,819,100	10.9%	$12,404,300	4.0%	$18,606,400	6.0%
Tier 1 capital (to average assets)	$33,819,100	8.8%	$15,303,300	4.0%	$19,129,200	5.0%

12.                               OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2004	2003	2002

Alternative investment fees	$427,700	$218,100	$102,500
Merchant card processing fees	337,000	342,700	353,700
Earnings and death benefit from cash surrender value life insurance policies, net (Note 15)	284,400	379,700	1,406,400
Other	674,900	449,700	590,400

	$1,724,000	$1,390,200	$2,453,000

Other expenses consisted of the following:

	Year Ended December 31,
	2004	2003	2002

Professional fees	$633,000	$537,100	$622,300
Telephone and postage	511,200	498,000	436,200
Stationery and supplies	521,200	548,700	457,800
Director fees and retirement accrual	407,900	357,400	298,000
Advertising and promotion	301,700	276,600	252,500
Beneficiary benefit accrual under salary continuation plan (Note 15)			1,136,400
Other	1,860,100	1,411,800	1,219,500

	$4,235,100	$3,629,600	$4,422,700

13.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Federal	State	Total
2004

Current	$2,837,000	$1,030,000	$3,867,000
Deferred	(21,000)	(43,000)	(64,000)

Provision for income taxes	$2,816,000	$987,000	$3,803,000

2003

Current	$2,944,000	$1,024,000	$3,968,000
Deferred	(487,000)	(152,000)	(639,000)

Provision for income taxes	$2,457,000	$872,000	$3,329,000

2002

Current	$2,240,000	$769,000	$3,009,000
Deferred	(497,000)	(137,000)	(634,000)

Provision for Income taxes	$1,743,000	$632,000	$2,375,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
Allowance for loan losses	$1,800,000	$1,457,000
Deferred compensation	1,644,000	1,320,000
Future benefit of state tax deduction	391,000	334,000
Other	5,000

Total deferred tax assets	3,840,000	3,111,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(230,000)	(215,000)
Bank premises and equipment	(182,000)	(109,000)
Accrual to cash - deferred loan costs	(573,000)
Unrealized gains on available-for-sale-investment securities	(7,000)
Other	(4,000)

Total deferred tax liabilities	(996,000)	(324,000)

Net deferred tax assets	$2,844,000	$2,787,000

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences are as follows:

	Year Ended December 31,
	2004		2003		2002
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$3,200,000	34.0	$2,923,000	34.0	$2,456,000	34.0
State franchise tax, net of Federal tax effect	673,000	7.1	589,000	6.9	422,000	5.9
Tax-exempt income from life insurance policies	(117,000)	(1.2)	(137,000)	(1.6)	(478,000)	(6.6)
Other	47,000.5		(46,000)	(.6)	(25,000)	(.4)

	$3,803,000	40.4	$3,329,000	38.7	$2,375,000	32.9

14.                               RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers.  These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2004:

Balance, January 1, 2004	$4,423,500

Disbursements	2,277,700
Amounts repaid	(3,125,200)

Balance, December 31, 2004	$3,576,000

Undisbursed commitments to related parties, December 31, 2004	$4,592,100

15.                               EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for ten key executives.  In addition, a retirement plan is in place for members of the Board of Directors.  Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to fifteen years after retirement or death.  These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives.  In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2004, 2003 and 2002 totaled $714,600, $573,600 and $225,300, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $6,703,100 and $6,296,800 at December 31, 2004 and 2003, respectively.  On the consolidated balance sheet, the cash surrender values are included in accrued interest receivable and other assets.  Income earned on these policies, net of expenses, totaled $284,400, $379,700 and $233,800 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

There were no employer contributions for the years ended December 31, 2004, 2003 or 2002.

Employee Stock Ownership Plan

Under the Butte Community Bank Employee Stock Ownership Plan (“ESOP”), employees who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age eighteen are eligible to participate.  The ESOP has funded purchases of the Bank’s common stock through a loan from another financial institution (see Note 8).  The loan is repaid from discretionary contributions to the ESOP determined by the Bank’s Board of Directors.  Annual contributions are limited on a participant-by-participant basis to the lesser of $30,000 or twenty-five percent of the participant’s compensation for the year.  Employee contributions are not permitted.

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

As shares are purchased by the ESOP with proceeds from the loan, the Company records the cost of these unearned ESOP shares as a contra-equity account.  These amounts are shown as a reduction of shareholders’ equity in the Company’s consolidated balance sheet.  As the debt is repaid, the shares are released from unallocated ESOP shares in proportion to the debt service paid during the year and allocated to eligible employees.  As shares are released from unallocated ESOP shares, the Company reports compensation expense equal to the current market price of the shares, and the shares are recognized as outstanding for earnings per share computations.  Benefits are distributed in the form of qualifying Company securities.  However, the Company will issue a put option to each participant upon distribution of the securities which, if exercised, requires the Company to purchase the qualifying securities at fair market value.

During 2004 and 2003, the ESOP purchased 5,660 and 10,733 shares of the Company’s common stock at a cost of $150,000 and $186,000, respectively, using the proceeds from the line of credit to the ESOP.  Additionally, during 2003, the ESOP redeemed 6,487 shares of the Company’s common stock previously allocated to participants under the put option described above.  The cost of these shares totaled $135,000 and was funded by the proceeds from the same line of credit.  No stock was purchased with proceeds from the line of credit during the year ended December 31, 2002.  Interest expense of $33,400, $33,100 and $39,500 was recognized in connection with the line of credit during the years ended December 31, 2004, 2003 and 2002, respectively.

Compensation expense of $180,200, $251,700 and $158,000 was recognized for the years ended December 31, 2004, 2003 and 2002.

Allocated and unallocated ESOP shares at December 31, 2004, 2003 and 2002, adjusted for stock splits, were as follows:

	2004	2003	2002

Allocated shares	111,510	105,187	97,567
Unallocated shares	89,628	90,909	87,249

Total ESOP shares	201,138	196,096	184,816

Fair value of unallocated shares	$2,487,177	$1,840,914	$1,328,371

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

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

Loans:  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount that purchasers have committed to purchase the loans.  The fair values for other loans are estimated using discounted cash flow analyses, using interest rates offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness adjusted for the allowance for loan losses.  The carrying amount of accrued interest receivable approximates its fair value.

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

Commitments to extend credit and standby letters of credit:  Commitments to extend credit are primarily for variable rate loans and standby letters of credit.  For these commitments, there is no difference between the committed amounts and their fair values.  Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$21,778,000	$21,778,000	$26,204,700	$26,204,700
Federal funds sold	46,440,000	46,440,000	50,605,000	50,605,000
Interest-bearing deposits in banks	8,715,000	8,723,300	7,925,000	7,981,100
Loans held for sale	1,489,800	1,512,800	2,279,100	2,421,300
Investment securities	6,960,900	6,963,200	4,324,500	4,325,700
Loans	339,173,900	334,909,800	270,231,300	270,994,000
Other investments	118,200	118,200	233,200	233,200
Accrued interest receivable	2,578,400	2,578,400	2,607,300	2,607,300
Cash surrender value of life insurance policies	6,703,100	6,703,100	6,296,800	6,296,800
Mortgage servicing assets	1,348,200	1,348,200	1,397,000	1,397,000

Financial liabilities:
Deposits	$399,059,100	$398,939,800	$342,511,400	$343,424,300
Note payable	833,200	833,200	831,900	831,900
Junior subordinated debentures	8,248,000	8,248,000	8,248,000	8,248,000
Accrued interest payable	479,200	479,200	451,400	451,400

Notional value of off-balance-sheet financial instruments:
Commitments to extend credit	$147,750,600	$147,750,600	$137,857,000	$137,857,000
Standby letters of credit	$4,648,700	$4,648,700	$3,450,700	$3,450,700

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2004 and 2003

	2004	2003

ASSETS

Cash and cash equivalents	$3,296,400	$3,594,900
Investment in bank subsidiary	38,126,100	33,868,700
Investment in non-bank subsidiary	987,100
Other assets	1,588,600	1,050,200

Total assets	$43,998,200	$38,513,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
ESOP note payable	$833,200
Junior subordinated debentures	8,248,000	$8,248,000
Other liabilities	385,900	317,300

Total liabilities	9,467,100	8,565,300

Shareholders’ equity:
Common stock	7,861,800	7,271,400
Unallocated ESOP shares	(1,144,300)	(1,070,700)
Retained earnings	27,802,000	23,745,700
Accumulated other comprehensive income, net of taxes	11,600	2,100

Total shareholders’ equity	34,531,100	29,948,500

Total liabilities and shareholders’ equity	$43,998,200	$38,513,800

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Income:
Dividends declared by bank subsidiary	$1,857,100	$2,064,100	$794,700

Expenses:
Professional fees	179,500	147,200	97,200
Interest expense	439,100	438,800
Other expenses	142,900	100,700	23,300

Total expenses	761,500	686,700	120,500

Income before equity in Undistributed income of subsidiaries	1,095,600	1,377,400	674,200

Equity in undistributed income of subsidiaries	4,235,000	3,577,800	4,127,400

Income before income tax benefit	5,330,600	4,955,200	4,801,600

Income tax benefit	279,000	314,000	48,000

Net income	$5,609,600	$5,269,200	$4,849,600

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income	$5,609,600	$5,269,200	$4,849,600
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(4,235,000)	(3,577,800)	(4,127,400)
Increase in other assets	(110,800)	(375,200)	(301,700)
Increase in other liabilities	67,100	91,800	(45,900)

Net cash provided by operating activities	1,330,900	1,408,000	374,600

Cash flows from investing activities:
Investment in Butte Community Bank		(4,760,000)	(85,700)
Investment in CVB Insurance Agency LLC	(1,000,000)
Investment in Community Valley Bancorp Trust I			(248,000)

Net cash used in investing activities	(1,000,000)	(4,760,000)	(333,700)

Cash flows from financing activities:
Proceed from ESOP note payable	848,900
Repayments of ESOP note payable	(15,700)
Purchase of unallocated ESOP shares	(150,000)
Proceeds from the issuance of junior subordinated debentures			8,248,000
Proceeds from exercise of stock options	285,100	267,300	287,200
Cash paid for fractional shares	(6,000)		(5,300)
Payment of cash dividends	(1,089,500)	(1,079,000)	(812,200)
Repurchase of common stock	(502,200)

Net cash used in financing activities	(629,400)	(811,700)	7,717,700

Decrease in cash and cash equivalents	(298,500)	(4,163,700)	7,758,600

Cash and cash equivalents at beginning of year	3,594,900	7,758,600	—

Cash and cash equivalents at end of year	$3,296,400	$3,594,900	$7,758,600