Form 10-Q
period 2005-03-31
COMMUNITY VALLEY BANCORP
filed 2005-05-12
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

No par value Common Stock – 3,655,124 shares outstanding at April 30, 2005.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2005	December 31, 2004

ASSETS

Cash and due from banks	$21,557	$21,778
Federal funds sold	43,905	46,440
Total cash and cash equivalents	65,462	68,218
Interest-bearing deposits in banks	8,814	8,715
Investment securities (market value of $8,764 at March 31, 2005 and $6,963 at December 31, 2004)	8,798	6,961
Loans held for sale, at lower of cost or market	3,477	1,490
Loans, less allowance for loan losses of $4,605 at March 31, 2005 and $4,381 at December 31, 2004	344,324	339,174
Bank premises and equipment, net	9,201	9,027
Accrued interest receivable and other assets	18,637	16,091
Total Assets	$458,713	$449,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$88,732	$80,793
Interest bearing	318,108	318,266
Total deposits	406,840	399,059

Employee stock ownership plan (ESOP) note payable	800	833

Junior subordinated debentures	8,248	8,248

Accrued interest payable and other liabilities	6,919	7,005

Total liabilities	422,807	415,145

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 3,650,179 Shares at March 31, 2005 and 3,636,791 shares at December 31, 2004	8,066	7,861
Unallocated ESOP shares (88,015 shares at March 31, 2005 and 89,642 shares at December 31, 2004, at cost)	(1,126)	(1,144)
Retained earnings	28,982	27,802
Accumulated other comprehensive (loss) income, net o taxes	(16)	12

Total shareholders’ equity	35,906	34,531
Total liabilities and shareholders’ equity	$458,713	$449,676

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the 3 months ended March 31,
(In thousands, except per share data)	2005	2004

Interest income:
Interest and fees on loans	$6,688	$5,357
Interest on Federal funds sold	232	122
Interest on deposits in banks	60	58
Interest on investment securities:
Taxable	47	28
Exempt from Federal income taxes	25	10

Total interest income	7,052	5,575
Interest expense:
Interest on deposits	1,003	878
Interest junior subordinated debentures	131	101
Interest on ESOP note payable	11	9
Total interest expense	1,145	988

Net interest income before provision for loan losses	5,907	4,587

Provision for loan losses	225	225
Net interest income after provision for loan losses	5,682	4,362

Non-interest income	1,636	1,229

Non-interest expense:
Salaries and employee benefits	3,036	2,279
Occupancy	281	239
Furniture and equipment	391	373
Other	1,166	896
Total non-interest expense	4,874	3,787

Income before provision for income taxes	2,444	1,804

Provision for income taxes	990	716

Net income	$1,454	$1,088

Basic earnings per share	$.41	$.31
Diluted earnings per share	$.38	$.29

Cash dividends per share of issued and outstanding common stock	$.075	$.075

INCLUDE PROFORMA EPS FOR STOCK SPLITAND REF TO FOOTNOTE

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share amounts)

	Common Stock		Unallocated ESOP	Retained	Accumulated Other Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income (loss)	Equity	Income

Balance, January 1, 2004	3,621,824	$7,271	$(1,070)	$23,746	$2	$29,949

Comprehensive income:
Net income				5,609		5,609	$5,609
Other comprehensive income net of taxes
Net change in unrealized gains on available-for-sale investment securities					$10	10	10
Total comprehensive income							$5,619
Exercise of stock options and related tax benefit	34,202	532				532
Amortization of stock compensation - ESOP shares		104	76			180
Shares acquired or redeemed by ESOP			(150)			(150)
Cash dividends- $.30 per share				(1,091)		(1,091)
Cash in lieu of fractional shares in four-for-three stock split		(6)				(6)
Repurchase and retirement of common stock	(19,235)	(40)		(462)		(502)

Balance, December 31, 2004	3,636,791	7,861	(1,144)	27,802	12	34,531

Comprehensive income:
Net income				1,454		1,454	$1,454
Other comprehensive loss, net of taxes:
Net change in unrealized loss on available-for-sale investment securities					(28)	(28)	(28)

Total comprehensive income							$1,426

Exercise of stock options and related tax benefit	13,388	177				177

Amortization of stock compensation - ESOP shares		28	18			46

Cash dividends - $.075 per share				(274)		(274)

Balance, March 31, 2005	3,650,179	$8,066	$(1,126)	$28,982	$(16)	$35,906

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)
For the three months ended March 31,	2005	2004

Cash flows from operating activities:
Net income	$1,454	$1,088
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	225	225
Decrease in deferred loan origination fees, net	(182)	(126)
Depreciation, amortization and accretion, net	296	312
Net increase in loans held for sale	(1,987)	(1,180)
Increase in cash surrender value of life insurance policies	(68)	(19)
Non-cash compensation associated with the ESOP	46	45
(Increase) decrease in accrued interest receivable and other assets	(909)	1,359
(Decrease) increase in accrued interest payable and other liabilities	(105)	583

Net cash (used in) provided by operating activities	(1,231)	2,287

Cash flows from investing activities:

Net increase in interest-bearing deposits in banks	(99)	(692)
Proceeds from called available-for-sale investment securities		300
Proceeds from matured or called held-to-maturity investment securities	115	250
Purchases of available-for-sale investment Securities	(999)
Purchases of held-to-maturity investment Securities	(995)	(927)
Premiums paid for life insurance policies	(1,450)	—
Purchases of premises and equipment	(500)	(574)
Net increase in loans	(5,193)	(9,707)

Net cash used in investing activities	(9,121)	(11,350)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$12,760	$9,374
Net increase in time deposits	(4,960)	(50)
Repayments of ESOP note payable	(33)	(36)
Payment of cash dividends	(273)	(278)
Proceeds from exercise of stock options	101	135
Purchase of unallocated ESOP shares

Net cash provided by financing activities	7,595	9,145

(Decrease) Increase in cash and cash equivalents	(2,757)	82

Cash and cash equivalents at beginning of year	68,218	76,810

Cash and cash equivalents at end of period	$65,462	$76,892

See Notes to Unaudited Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not include herein. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank and CVB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The results of operations for the three-month period ended March 31, 2005 may not necessarily be indicative of the operating results for the full year 2005.

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

2. SUBSEQUENT EVENT

On April 13, 2005, the Board of Directors of the Company declared a two-for-one stock split effective May 16, 2005 for shareholders of record on May 2, 2005. Share and per share information has not been retroactively adjusted to reflect the stock split except for the pro forma basic and diluted earnings per share included in the condensed consolidated statement of income.

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (3,554,987 shares for the three month period ended March 31, 2005 and 3,540,713 shares for the three month period ended March 31, 2004).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (238,088 shares for the three-month period ended March 31, 2005 and 271,007 shares for the three-month period ended March 31, 2004). During the periods covered the Company had no stock options that were considered anti-dilutive.

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

4.  STOCK–BASED COMPENSATION

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

(In thousands, except share data)	March 31, 2005	March 31, 2004

Net earnings as reported	$1,454	$1,088

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(87)	(71)

Pro forma net income	$(1,367)	$(1,017)

Basic earnings per share - as reported	$0.41	$0.31

Basic earnings per share - pro forma	$0.38	$0.29

Diluted earnings per share - as reported	$0.38	$0.29

Diluted earnings per share - pro forma	$0.36	$0.27

	Three Months Ended
	March 31, 2005	March 31, 2004
Dividend yield (not applicable)
Expected volatility	41.00%	95.16%

Risk-free interest rate	4.00%	4.52%

Expected option life	10 years	10 years

Weighted average fair value of options granted during the year	$7.069.51	$9.86

5. COMMITMENTS AND CONTINGENCIES

NEED TO INCLUDE AS FOOTNOTE

6. NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for March 31, 2005 and December 31, 2004 and income and expense accounts for the three-month period ended March 31, 2005 and 2004. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

General Development of Business

The Company is a financial holding company (FHC”) registered and authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002 and elected to change to a FHC in 2004.  As a financial holding company, the Company is subject to the Federal Holding Company Act and to supervision by the board of Governors of the Federal Reserve System (“FRB”).  Its principal office is located at 2041 Forest Avenue, Chico, California 95928 and its telephone number is (530) 899-2344.

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates twelve full service offices within its service areas of Butte, Sutter, Yuba, Tehama, and Colusa Counties.  The Bank also maintains Loan Production Offices in Citrus Heights and Redding. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

On December 19, 2002, the Company formed a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities.

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services.

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2004 Annual Report to Shareholders on Form 10-K and are essential to understanding

Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s annual consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at March 31, 2005.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Revenue recognition

The Company’s primary source of revenue is interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Stock Split

On April 13, 2005, the Board of Directors of the Company declared a two-for-one stock split effective May 16, 2005 for shareholders of record on May 2, 2005. Share and per share information has not been retroactively adjusted to reflect the stock split except for the pro forma basic and diluted earnings per share included in the condensed consolidated statement of income.

Overview

The Company recorded net income of $1,454,000 for the quarter ended March 31, 2005, which was a 34% increase from the $1,088,000 reported for the same period of 2004.  Diluted earnings per share for the first quarter of 2005 were $0.38, compared to the $0.29 recorded in the first quarter of 2004.  The annualized return on average equity (ROAE) and the annualized return on average assets (ROA) for the first quarter of 2005 were 16.61% and 1.31%, respectively, as compared to 14.13% and 1.12%, respectively, for the same period in 2004.  The primary reason for the increase in income was due to significant growth in earning assets. Total assets of the Company increased by $9,038,000 or (2.0%) from December 31, 2004 to $458,700,000 at March 31, 2005.  Net loans totaled $347,801,000, up $7,137,000 (2.1%) from the ending balances on December 31, 2004.  Deposit balances at March 31, 2005 totaled $406,840,000 up $7,781,000 (1.9%) from December 31, 2004.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended March 31,
(In thousands, except percentages)	2005	2004

Net interest income	$5,907	$4,587
Provision for loan losses	(225)	(225)
Non-interest income	1,636	1,229
Non-interest expense	(4,874)	(3,787)
(Provision for) income taxes	(990)	(716)

Net income	$1,454	$1,088

Average total assets (In millions)	$449.8	$390.1
Net income (annualized) as a percentage of average total assets	1.31%	1.12%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.94% for the three months ended March 31, 2005 and 5.40% for the three months ended March 31, 2004.  Net interest income increased $1,318,000 (28.8%) for the first quarter of 2005 compared to the same period in 2004.  The primary reason for this increase was the increase in average loans of $69,146,000 (24.8%) higher in the first quarter of 2005 versus the same period in 2004 resulting in increased interest income and fees associated with that growth.

Interest expense was $159,000 (16%) higher in the first quarter versus the same period in 2004. The average balances of interest bearing liabilities were $40,691,000 (14.2%) higher in the first quarter of 2005 versus the same quarter in 2004.  Even though interest bearing balances increased, rates paid on these liabilities only increased by 4 basis points on a quarter over quarter basis.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets

Three Months Ended March 31,

	2005			2004
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets:
Earning assets
Loans (1)	$348,003	$6,688	7.79%	$278,857	$5,357	7.71%
Taxable investment Securities	6,047	47	3.15%	3,277	28	3.43%
Tax-exempt investment securities (2)	2,041	25	4.97%	740	10	5.42%
Federal funds sold	38,069	232	2.47%	49,618	122	0.99%
Interest bearing deposits in banks	8,781	60	2.77%	8,247	58	2.82%
Total earning assets	402,941	$7,052	7.10%	340,739	$5,575	6.56%
Cash & due from banks	12,751			13,202
Other assets	34,077			36,168
Average total assets	$449,769			$390,109

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$180,901	$270	0.61%	$166,728	$302	0.73%
Savings	34,628	42	0.49%	25,894	32.50%
Time deposits	102,249	693	2.75%	84,712	544	2.58%
Other borrowings	9,058	142	6.36%	8,811	110	5.01%
Total interest bearing liabilities	326,836	$1,147	1.42%	286,145	$988	1.38%

Demand deposits	81,664			65,129
Other liabilities	5,775			8,045
Total liabilities	414,275			359,319
Shareholders’ equity	35,494			30,790
Average liabilities and equity	$449.769			$390,109
Net interest income & margin (3)		5,905	5.94%		$4,587	5.40%

(1)   Loan interest includes loan fees of $616,000 and $532,000 during the three months ended March 31, 2005 and March 31, 2004, respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)   Average yield is calculated based on actual days in quarter (90 for March 31, 2005 and 91 for March 31, 2004) and annualized to actual days in year (365 for 2005 and 366 for 2004).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending March 31, 2005 net interest income has increased $1,318,000 over the same time period in 2004.  Interest income from earning assets has increased by $1,147,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,332,000 while interest income from changes in rates has decreased by $1,000.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of demand deposits and time deposits, has resulted in a net increase of interest expense of $159,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended March 31, 2005 over 2004

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,332	$(1)	$1,331
Taxable investment securities	24	(4)	20
Tax exempt investment securities (2)	18	(1)	17
Federal funds sold	(28)	138	110
Interest bearing deposits in banks	4	(2)	2
Total	1,349	130	1,479

Interest-bearing liabilities:
NOW and MMDA deposits	26	(58)	(32)
Savings deposits	11	(1)	10
Time deposits	113	36	149
Other borrowings	3	29	32
Total	153	6	159
Interest differential	$1,196	$124	$1,320

(1)   The average balance of non-accruing loans is not significant as a percentage of total loans and is included in net loans.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)   The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income

Three Months Ended March 31,

	2005	% of Avg. Assets - Annualized	2004	% of Avg. Assets – Annualized

Service charges on deposit accounts	$539	0.48%	$453	0.47%
Loan servicing fees	98	0.09%	92	0.09%
Fees - alternative investment sales	159	0.14%	137	0.14%
Merchant fee income	78	0.07%	84	0.09%
Gain on the sale of loans	473	0.42%	246	0.25%
Other	289	0.26%	217	0.22%

Total non-interest income	$1,636	1.45%	$1,229	1.26%

Non-interest income was up $407,000 (33.1%) to $1,636,000 for the three months ended March 31, 2005 as compared to $1,229,000 for the three months ended March 31, 2004.  Increases in non-interest income were realized in fees from service charges (up 19%), loan servicing fees (up 6.5%), fees from alternative investment sales (up 16%), gains on the sale of loans (up 92.3%) and other income (up 33.1%).  Merchant fee income declined by (7.7%) for the three months ended March 31, 2005 as compared to March 31, 2004.  The increase in service charge income was the result of additional deposit accounts opened during the first quarter and the establishment of the four new branches opened during 2004 and early 2005 in Red Bluff, Marysville, Colusa and Corning.  Loan servicing fees increased as more loans were sold in the secondary market for which the Company retains servicing rights.  The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the first quarter.  Gains on sales of loans increased as our Government Lending and Mortgage Lending Divisions sold a greater number of loans in the secondary market.

Non-interest Expense

Non-interest expense increased $1,087,000 (28.7%) to $4,874,000 in the first quarter of 2005 versus $3,787,000 in the first quarter of 2004.  On a quarter over quarter basis, full time equivalent employees increased by 38 to 219 (21.0%).  Salary and employee benefits increased $757,000 (33.2%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow.  Benefit costs and employer taxes increased commensurate with the salaries.  On a quarter over quarter basis, occupancy expenses were higher by $41,000 (17%).  This increase in costs is associated with the opening of the Red Bluff, Marysville and Colusa offices in 2004 and the opening of the Corning office in March of 2005, and is related to building leases, utilities, janitorial services and property taxes.   Fixed asset expense was $391,000 in the first quarter of 2005 compared to $373,000 in the same period of 2004, representing a 4.8% increase.   This increase relates to the furniture fixtures and equipment needed to open the four offices mentioned above. Other expenses increased $268,000 (29.9%) in the first quarter of 2005 versus the first quarter of 2004.   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the both the first quarter of 2005 and 2004.  Net loan charge-offs for the three months ended March 31, 2005 were $1,000 as compared to $10,000 in net recoveries for the three months ended March 31, 2004.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the first quarter of 2005 was 40.5%, up slightly from the 39.7% for the same period in 2004.

Balance Sheet Analysis

The Company’s total assets were $458,713,000 at March 31, 2005 as compared to $449,675,000 at December 31, 2004, representing an increase of 2.0%.  The average balance of total assets for the three months ended March 31, 2005 was $449,807,000, which represents an increase of $59,698,000 (15.3%) over the $390,109,000 during the three-month period ended March 31, 2004.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2005, these principal areas accounted for approximately 17%, 44%, 25%, 6% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2004 was 17%, 43%, 26%, 6% and 8%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($1,212,000 or 2.1%), consumer loans ($1,836,000 or 7.0%), commercial and residential real estate loans ($5,354,000 or 3.6%) and decreases in real estate construction loans ($2,187,000 or 2.5%) and agricultural loans ($1,023,000 or 7.0%).  Table Five below summarizes the composition of the loan portfolio as of March 31, 2005 and December 31, 2004.  Real estate construction loans and agricultural loans totals are typically lower in the first quarter because of weather conditions.

Table Five: Loan Portfolio Composition

(In thousands)	March 31, 2005	December 31, 2004
Commercial	$59,874	$58,662
Real estate:
Mortgage	152,230	146,876
Construction	88,456	90,643

Agriculture	21,154	22,177
Consumer	28,055	26,219
Total loans	349,769	344,577
Allowance for loan Losses	(4,605)	(4,381)
Deferred loan fees, net	(840)	(1,022)
Total net loans	$344,324	$339,174

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

Ultimately, underlying trends in economic and business cycles may influence credit quality.  The Company’s business is concentrated in the Butte, Sutter, Tehama, Shasta, Yuba and Colusa County areas. The economy of these six counties is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, Marysville, Colusa and Corning).  The Company also maintains loan production offices in the cities of Citrus Heights and Redding.  Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  The primary focus of the loan production office in Redding is commercial loans with an emphasis on Small Business Administration (SBA) loans and other government loan programs.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 68.8% of the Company’s loan portfolio at March 31, 2005, which is basically the same, on a percentage basis, as the 68.9% concentration level at December 31, 2004.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2005 and December 31, 2004.  There were no loans past due 90 days or more and still accruing interest at March 31, 2005 or December 31, 2004.

Table Six:  Non-Performing Loans

(In thousands)	March 31, 2005	December 31, 2004
Nonaccrual:
Commercial	0	17
Real estate	0
Consumer and other	0	84
Total non-performing loans	$0	$101

At March 31, 2005, there were no non-performing loans.   There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2005 or December 31, 2004.  Management is not aware of any potential problem loans, which were accruing and current at March 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of March 31, 2005 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Loan Committee of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $4,605,000 or 1.31% of total loans at March 31, 2005 and $4,381,000 or 1.27% at December 31, 2004.  Net charge-offs to average loans for the first quarter of 2005 were zero and were  .004% for the same period in the prior year.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended March 31,
(In thousands, except for percentages)	2005	2004

Average loans outstanding	$348,003	$278,557

Allowance for possible loan losses at beginning of period	$4,381	$3,587

Loans charged off:
Commercial	—
Real estate	—	—
Consumer	(1)	(7)
Total	(1)	(7)
Recoveries of loans previously charged off:
Commercial	—	—
Real estate	—	—
Consumer	—	17
Total	—	17
Net loan charge offs	(1)	10

Additions to allowance charged to operating expenses	225	225
Allowance for loan losses at end of period	$4,605	$3,822
Ratio of net charge-offs to average loans outstanding	.000%	.004%
Provision for possible loan losses to average loans outstanding	.065%	.081%
Allowance for loan losses to loans net of deferred fees at end of period	1.31%	1.35%

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

Other Real Estate

At March 31, 2005 and December 31, 2004, the Company did not have any other real estate (“ORE”) properties.

Deposits

At March 31, 2005, total deposits were $406,840,000 representing an increase of $7,781,000 (1.9%) over the December 31, 2004 balance of $399,059,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.075 per share on January 23, 2004, April 23, 2004, and July 23, 2004, $.075 per share on October 22, 2004 and January 28, 2005.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At March 31, 2005, shareholders’ equity was $35,906,000, representing an increase of $1,375,000 (4.0%) from $34,531,000 at December 31, 2004.  The increase is primarily the result of the net income from the period offset by the cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 11.3% at March 31, 2005 which was unchanged from December 31, 2004.  Tier 1 risk-based capital to risk-adjusted assets was 10.1% at March 31, 2005 and 10.2% at December 31, 2004.

Table Eight below lists the Company and the Bank capital ratios at March 31, 2005 and December 31, 2004, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At March 31, 2005	At December 31, 2004	Minimum Regulatory Requirement
Company

Leverage ratio	9.8%	9.5%	4.0%

Tier 1 Risk-Based Capital	11.4%	11.3%	4.0%

Total Risk-Based Capital	12.6%	12.5%	8.0%

Bank

Leverage ratio	8.7%	8.6%	4.0%

Tier 1 Risk-Based Capital	10.1%	10.2%	4.0%

Total Risk-Based Capital	11.3%	11.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2005 and December 31, 2004.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2005 and December 31, 2004.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2005 and December 31, 2004 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2005	$ Change in NII from Current 12 Month Horizon December 31, 2004
Variation from a constant rate scenario
+200bp	$1,960	$1,513
- 200bp	$(819)	$395

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is asset sensitive over the one-year horizon as increasing rates have a positive impact on net interest income and declining rates have a negative impact.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2005, and 2004.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at March 31, 2005 and December 31, 2004 were approximately $152,100,000 and $153,570,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2005, consolidated liquid assets totaled $58.8 million or 12.8% of total assets compared to $62.7 million or 13.9% of total assets on December 31, 2004.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2005.    The Bank also has informal agreements with various other banks to sell participations in loans, if necessary.  The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations.  Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities.  The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $152,100,000 and $153,570,000 at March 31, 2005 and December 31, 2004, respectively.  As a percentage of net loans, these off-balance sheet items represent 45.0% and 52.3%, respectively. The fair value of the liability related to the letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2005 and December 31, 2004.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Item 4.  Controls and Procedures

 (a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events

On April 28, 2005 the Company announced its intent to file an application to NASDAQ with the intent of listing the shares of Community Valley Bancorp on the NASDAQ Small Cap Market.

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

(b) Reports on Form 8-K

On January 31, 2005 the Company filed a Report on form 8-k announcing the financial results for 2004.

On February 2, 2005 the Company filed a Report on form 8-k amending the financial results for 2004 originally released on January 31, 2005.

On March 16, 2005, the Company filed a Report on form 8-k announcing a seven and one half cent per share Cash Dividend for shareholders of record on March 31, 2005, payable April 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

May 2, 2005	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

May 2, 2005	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO