Form 10-Q
period 2005-06-30
COMMUNITY VALLEY BANCORP
filed 2005-08-11
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        June 30, 2005

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

No par value Common Stock – 7,357,808 shares outstanding at July 31, 2005.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands except per share data)	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$20,775	$21,778
Federal funds sold	14,125	46,440
Total cash and cash equivalents	34,900	68,218

Interest-bearing deposits in banks	8,418	8,715
Investment securities (market value of $7,635 at June 30, 2005 and $6,963 at December 31, 2004)	7,643	6,961
Loans held for sale, at lower of cost or market	3,445	1,490
Loans, less allowance for loan losses of $4,825 at June 30, 2005 and $4,381 at December 31, 2004	385,295	339,174
Premises and equipment, net	10,909	9,027
Accrued interest receivable and other assets	19,163	16,091
	$469,773	$449,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$93,523	$80,793
Interest bearing	321,225	318,266
Total deposits	414,748	399,059

Employee stock ownership plan (ESOP) note payable	1,566	833
Junior subordinated debenture	8,248	8,248

Accrued interest payable and other liabilities	7,369	7,005

Total liabilities	431,932	415,145

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 7,356,108 shares at June 30, 2005 and 7,273,582 shares at December 31, 2004	8,535	7,861
Unallocated ESOP shares (172,718 shares at June 30, 2005 and 179,284 shares at December 31, 2004, at cost)	(1,107)	(1,144)

Retained earnings	30,417	27,802

Accumulated other comprehensive (loss) income, net of taxes	(4)	12

Total shareholders’ equity	37,841	34,531
	$469,773	$449,676

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the periods ended June 30,
	Three months		Six Months
(In thousands, except per share data)	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$7,291	$5,615	$13,979	$10,972
Interest on Federal funds sold	233	121	465	243
Interest on deposits in banks	68	58	128	116
Interest and dividends on investment securities:
Taxable	47	33	94	61
Exempt from Federal income taxes	31	10	56	20
Dividends	7	3	7	3

Total interest income	7,677	5,840	14,729	11,415
Interest expense:
Interest on deposits	1,012	849	2,017	1,727
Interest on junior subordinated debentures	143	102	274	203
Interest on ESOP note payable	14	8	25	17
Total interest expense	1,169	959	2,316	1,947

Net interest income before provision for loan losses	6,508	4,881	12,413	9,468

Provision for loan losses	225	190	450	415
Net interest income after provision for loan losses	6,283	4,691	11,963	9,053

Non-interest income	1,629	1,554	3,265	2,783

Non-interest expense:
Salaries and employee benefits	2,788	2,101	5,824	4,380
Occupancy	277	245	558	484
Furniture and equipment	439	311	830	664
Other expense	1,430	1,092	2,594	2,008
Total non-interest expense	4,934	3,749	9,806	7,536

Income before provision for income taxes	2,978	2,496	5,422	4,300

Provision for income taxes	1,248	1,031	2,238	1,747

Net income	$1,730	$1,465	$3,184	$2,553

Basic earnings per share	$.24	$.21	$.45	$.36
Diluted earnings per share	$.23	$.19	$.42	$.34

Cash dividends per share of issued and outstanding common stock	$.04	$.0375	$.0775	$.075

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

					Accumulated
			Unallocated		Other
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income (loss)	Equity	Income

Balance, January 1, 2004	7,243,648	$7,271	$(1,070)	$23,746	$2	$29,949

Comprehensive income (Note 3):
Net income				5,609		5,609	$5,609
Other comprehensive income, net of taxes
Net change in unrealized gains on available-for-sale investment securities					10	10	10
Total comprehensive income							$5,619
Exercise of stock options and related tax benefit	68,404	532				532
Amortization of stock compensation - ESOP shares		104	76			180
Shares acquired or redeemed by ESOP			(150)			(150)
Cash dividends - $.15 per share				(1,091)		(1,091)
Cash in lieu of fractional shares in four-for-three stock split		(6)				(6)
Repurchase and retirement of common stock	(38,470)	(40)		(462)		(502)
Balance, December 31, 2004	7,273,582	7,861	(1,144)	27,802	12	34,531

Comprehensive income (Note 3):
Net income				3,184		3,184	$3,184
Other comprehensive loss, net of taxes:
Net change in unrealized loss on available-for-sale investment securities					(17)	(17)	(17)

Total comprehensive income							$3,167
Exercise of stock options and related tax benefit	82,526	619				619
Amortization of stock compensation - ESOP shares		55	37			92
Cash dividends - $.08 per share				(568)		(568)

Balance, June 30, 2005	7,356,108	$8,535	$(1,107)	$30,418	$(5)	$37,841

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS   (Unaudited)

(In thousands)
For the six months ended June 30,	2005	2004

Cash flows from operating activities:
Net income	$3,184	$2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	415
(Decrease) increase in deferred loan origination costs, net	(66)	23
Depreciation, amortization and accretion, net	736	646
Gain on disposition of Bank premises and equipment	(20)
Net (decrease) increase in loans held for sale	(1,955)	834
Increase in cash surrender value of bank-owned life insurance	(146)	(250)
Non-cash compensation expense associated with the ESOP	91	90
(Increase) decrease in accrued interest receivable and other assets	(1,170)	1,387
Increase in accrued interest payable and other liabilities	344	647

Net cash provided by operating activities	1,447	6,345

Cash flows from investing activities:

Decrease (increase) in interest-bearing deposits in banks	297	(1,088)
Purchase of available-for-sale investment securities	(999)
Proceeds from matured or called available-for-sale investment securities	1,000	300
Proceeds from matured or called held-to-maturity investment securities	100	380
Proceeds from principal payments of held-to-maturity investment securities	195	150
Purchase of held-to-maturity investment securities	(995)	(1,012)
Purchases of premises and equipment	(2,638)	(1,448)
Proceeds from sale of premises and equipment	31	323
Premiums paid for bank owned life insurance	(1,450)
Net increase in loans	(46,505)	(34,336)

Net cash used in investing activities	(50,964)	(36,731)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$14,119	$22,737
Net increase in time deposits	1,570	2,384
Proceeds from loans	800
Repayments of ESOP note payable	(67)	(73)
Payment of cash dividends	(547)	(544)
Cash paid for fractional shares		(6)
Proceeds from exercise of stock options	324	210
Repurchase of common stock		(324)

Net cash provided by financing activities	16,199	24,384

Decrease in cash and cash equivalents	(33,318)	(6,002)

Cash and cash equivalents at beginning of year	68,218	76,810

Cash and cash equivalents at end of period	$34,900	$70,808

See Notes to Unaudited Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank and CVB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The results of operations for the three and six-month period ended June 30, 2005 may not necessarily be indicative of the operating results for the full year 2005.

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

On April 13, 2005, the Board of Directors of the Company declared a two-for-one stock split effective May 16, 2005 for shareholders of record on May 2, 2005. All share and per share information has been retroactively adjusted to reflect the stock split.

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,148,463 and 7,129,218 shares for the three and six month periods ended June 30, 2005 and 7,111,582 and 7,096,504 shares for the three and six month periods ended June 30, 2004).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (457,823 and 464,186 shares for the three and six month periods ended June 30, 2005 and 390,440 and 372,790 shares for the three and  six month periods ended June 30, 2004).  During the periods covered the Company had no stock options that were considered anti-dilutive.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income or loss.  The Company’s only source of comprehensive income or loss is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes.

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

(In thousands, except per share data)

	Three Months Ended
	June 30, 2005	June 30, 2004

Net income as reported	$1,730	$1,465
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(89)	(76)

Pro forma net income	$1,641	$1,389

Basic earnings per share - as reported	$0.24	$0.21
Basic earnings per share - pro forma	$0.23	$0.20

Diluted earnings per share - as reported	$0.23	$0.19
Diluted earnings per share - pro forma	$0.22	$0.18

	Six Months Ended
	June 30, 2005	June 30, 2004

Net earnings as reported	$3,184	$2,553
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(177)	(149)

Pro forma net income	$3,007	$2,404

Basic earnings per share - as reported	$0.45	$0.36
Basic earnings per share - pro forma	$0.42	$0.34

Diluted earnings per share - as reported	$0.42	$0.34
Diluted earnings per share - pro forma	$0.40	$0.32

The fair value of each option granted during the periods indicated was estimated on the date of grant using an option pricing model with the following assumptions.

	Six Months Ended
	June 30, 2005	June 30, 2004
Dividend yield	.97%	1.15%

Expected volatility	29.27%	70.51%

Risk-free interest rate	4.00%	4.02%

Expected option life	6.5 years	10 years

Weighted average fair value of options granted during the year	$6.91	$4.24

There were 8,000 and 10,000 options granted for the three-month and six-month periods ended June 30, 2005, and 10,000 and 13,000 options granted for the three-month and six-month periods ended June 30, 2004.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $167,919,000 and $148,921,000 and letters of credit of $3,915,000 and $4,649,000 at June 30, 2005 and December 31, 2004, respectively.

Of the loan commitments outstanding at June 30, 2005, $102,193,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2005 and December 31, 2004.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for June 30, 2005 and December 31, 2004 and income and expense accounts for the three and six month periods ended June 30, 2005 and 2004. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

General Development of Business

The Company is a financial holding company (“FHC”) registered and authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002 and elected to change to a FHC in 2004.    As a financial holding company, the Company is subject to the Federal Holding Company Act and to supervision by the board of Governors of the Federal Reserve System (“FRB”).  Its principal office is located at 2041 Forest Avenue, Chico, California 95928 and its telephone number is (530) 899-2344.

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates twelve full service offices within its primary service areas of Butte, Sutter, Yuba and Tehama Counties.  The Bank also maintains Loan Production Offices in Citrus Heights and Redding. Another Loan Production Office was opened in the City of Gridley in July of 2005.  Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.

Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

On December 19, 2002 the Company formed a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at June 30, 2005.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

The Company uses the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. The Company applies Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options.  No compensation cost has been recorded in the accompanying financial statements because all options have been granted at an exercise price of no less than the fair market value at date of grant.  The Company will be required to implement FAS 123(R) beginning January 2006.  Under 123(R) the Company will recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  Management has no completed its evaluation of the effect that FAS 123(R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

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

Stock Split

On April 13, 2005, the Board of Directors of the Company declared a two-for-one stock split effective May 16, 2005 for shareholders of record on May 2, 2005.  All share and per share information has been retroactively adjusted to reflect the stock split.

Overview

The Company recorded net income of $1,730,000 for the quarter ended June 30, 2005, which was an 18% increase from the $1,465,000 reported for the same period of 2004.  Diluted earnings per share for the second quarter of 2005 were $0.23, compared to the $0.19 recorded in the second quarter of 2004. The annualized return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2005 were 18.63% and 1.49%, respectively, as compared to 18.45% and 1.43%, respectively, for the same period in 2004.

Net income for the six months ended June 30, 2005 was $3,184,000 which was a 24.7% increase from the $2,553,000 recorded in the first six months of 2004.   Diluted earnings per share for the first six months of 2005 were $0.42, compared to the $0.34 recorded for the first six months of 2004. The annualized return on average equity (ROAE) and the return on average assets (ROAA) for the first six months of 2005 were 17.27% and 1.39%, respectively, as compared to 17.62% and 1.39%, respectively, for the same period in 2004.  The primary reason for the increase in net income was the growth in earning assets the company experienced through the opening of four new branch offices during 2004 and 2005.

Total assets of the Company increased by $20,097,000 or (4.5%) from December 31, 2004 to $469,773,000 at June 30, 2005.  Net loans totaled $388,740,000, up $48,076,000 (14.1%) from the ending balances on December 31, 2004.  Deposit balances at June 30, 2005 totaled $414,748,000, up $15,689,000 (3.9%) from December 31, 2004.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except percentages)	2005	2004	2005	2004

Net interest income	$6,508	$4,881	$12,413	$9,468
Provision for loan losses	(225)	(190)	(450)	(415)
Non-interest income	1,629	1,554	3,265	2,783
Non-interest expense	(4,934)	(3,749)	(9,806)	(7,536)
Provision for income taxes	(1,248)	(1,031)	(2,238)	(1,747)

Net income	$1,730	$1,465	$3,184	$2,553

Average total assets (In millions)	$466.0	$413.0	$457.9	$401.6
Net income (annualized) as a percentage of average total assets	1.49%	1.43%	1.39%	1.27%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 6.18% for the three months ended June 30, 2005 and 6.06% for the six month period ending June 30, 2005 compared to 5.42% for the same periods in the prior year.   Net interest income increased $1,627,000 (33%) for the second quarter of 2005 compared to the same period in 2004.  Net interest income increased $2,945,000 (31%) for the six months ended June 30, 2005 over the same period in 2004.   The primary reason for this increase was the increase in average loans of $74,904,000 and 72,021,000 for the second quarter and first six months of 2005 over the same periods in 2004 along with the overall positive impact of the rising interest rate environment as well as increases in loan fees associated with the growth.

The average balances of interest bearing liabilities were $30,346,000 (10.2%) higher in the second quarter of 2005 versus the same quarter in 2004.  Even though the interest bearing balances increased, rates paid on these liabilities only increased 13 basis points on a quarter over quarter basis.  As a result, interest expense was $210,000 (21.9%) higher in the second quarter of 2005 compared to versus the prior year period.  The average balances of interest bearing liabilities were $35,456,000 (12.1%) higher in the six-month period ended June 30, 2005 versus the same period in 2004.  Rates paid on interest bearing liabilities only increased 9 basis points compared to the six month period ended June 30, 2004.  Management was able to keep deposit interest rates low because there was excess liquidity in the form of overnight fed funds available to match the loan growth.  It is anticipated that deposit interest rates paid in the third and fourth quarter may rise in order to continue funding the ongoing loan demand.

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

Table Two:  Analysis of Net Interest Margin on Earning Assets

	2005			2004
Three Months Ended June 30,	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
(In thousands, except percentages)
Assets:
Earning assets
Loans (1)	$373,520	$7,291	7.83%	$298,616	$5,615	7.56%
Taxable investment securities	5,779	54	3.75%	3,897	36	3.41%
Tax-exempt investment securities (2)	2,430	31	5.12%	705	10	5.71%
Federal funds sold	32,112	233	2.91%	49,979	121	0.97%
Interest bearing deposits in banks	8,701	68	3.13%	8,863	58	2.63%
Total earning assets	422,542	7,677	7.29%	362,060	5,840	6.49%
Cash & due from banks	24,688			26,486
Other assets	18,771			24,489
Average total assets	$466,001			$413,036

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$181,326	266	0.59%	$174,829	263	0.61%
Savings	36,611	44	0.48%	27,993	34	0.49%
Time deposits	100,359	702	2.81%	85,638	552	2.59%
Other borrowings	9,292	157	6.78%	8,782	110	5.04%
Total interest bearing liabilities	327,588	1,169	1.43%	297,242	959	1.30%

Demand deposits	92,691			77,678
Other liabilities	8,474			6,174
Total liabilities	428,753			381,094
Shareholders’ equity	37,248			31,942
Average liabilities and equity	$466,001			$413,036
Net interest income & margin (3)		$6,508	6.18%		$4,881	5.42%

(1)   Loan interest includes loan fees of $610,000 and $499,000 during the three months ended June 30, 2005 and June 30, 2004 respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)   Average yield is calculated based on actual days in quarter (91 for June 30, 2005 and June 30, 2004) and annualized to actual days in year (365 for 2005 and 366 for 2004).

	2005			2004
Six Months Ended June 30,	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
(In thousands, except percentages)
Assets:
Earning assets
Loans (1)	$360,762	$13,979	7.81%	$288,741	$10,972	7.64%
Taxable investment securities	5,913	101	3.44%	3,619	61	3.39%
Tax-exempt investment securities (2)	2,236	56	5.05%	725	20	5.55%
Federal funds sold	35,091	465	2.67%	49,783	243	0.98%
Interest bearing deposits in banks	8,741	128	2.95%	8,555	119	2.73%
Total earning assets	412,743	14,729	7.20%	351,423	11,415	6.51%
Cash & due from banks	18,720			25,979
Other assets	26,424			24,211
Average total assets	$457,887			$401,613

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$181,114	536.60%		$170,603	564.66%
Savings	35,620	86.49%		26,942	68.51%
Time deposits	101,304	1,395	2.78%	85,175	1,095	2.59%
Other borrowings	9,175	299	6.57%	9,037	220	4.90%
Total interest bearing liabilities	327,213	2,316	1.43%	291,757	1,947	1.34%

Demand deposits	87,178			73,406
Other liabilities	7,125			5,074
Total liabilities	421,516			370,237
Shareholders’ equity	36,371			31,376
Average liabilities and equity	$457,887			$401,613
Net interest income & margin (3)		12,413	6.06%		9,468	5.42%

(1)   Loan interest includes loan fees of $1,226,000 and $1,031,000 during the six months ended June 30, 2005 and June 30, 2004, respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)   Average yield is calculated based on actual days in period (181 for June 30, 2005 and 182 days for June 30, 2004) and annualized to actual days in year (365 for 2005 and 366 for 2004).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2005 net interest income has increased $1,627,000 over the same time period in 2004.  Interest income from earning assets has increased by $1,837,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,410,000 while interest income from changes in rates has increased by $427,000.  Interest expense for the second quarter of 2005 was $210,000 more than the same time period in 2004.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, has resulted in a net increase of interest expense of $121,000.  Increases in average rates paid, primarily on time deposits and junior subordinated debentures have resulted in an interest expense increase of $89,000.   On a year-to-date basis through June 30, 2005, net interest income has increased $2,945,000 over the same period in 2004.  Interest income from earning assets has increased by $3,314,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $2,742,000 while interest income from changes in rates has increased by $572,000.  Interest expense for the six month period was $369,000 more than the same time period in 2004.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, have resulted in a net increase of interest expense of $267,000.  Increases in average rates paid, primarily on time deposits and junior subordinated debentures have resulted in an interest expense increase of $102,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended June 30, 2005 over 2004

Increase (decrease) due to change in:	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,412	$264	$1,676
Taxable investment securities	17	1	18
Tax exempt investment securities (2)	25	(4)	21
Federal funds sold	(43)	155	112
Investment in time deposits	(1)	11	10
Total	1,410	427	1,837

Interest-bearing liabilities:
NOW & MMDA	10	(7)	3
Savings deposits	10	0	10
Time deposits	95	55	150
Other borrowings	6	41	47
Total	121	89	210
Interest differential	$1,289	$338	$1,627

(1)   The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)   The rate/volume variance has been included in the rate variance.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Six Months Ended June 30, 2005 over 2004

Increase (decrease) due to change in:	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$2,729	$278	$3,007
Taxable investment securities	40	(3)	37
Tax exempt investment securities (2)	42	(6)	36
Federal funds sold	(72)	294	222
Investment in time deposits	3	9	12
Total	2,742	572	3,314

Interest-bearing liabilities:
NOW & MMDA	35	(63)	(28)
Savings deposits	22	(4)	18
Time deposits	207	93	300
Other borrowings	3	76	79
Total	267	102	369
Interest differential	$2,475	$470	$2,945

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

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income (Unaudited)

Three Months Ended June 30,	2005	% of Avg. Assets	2004	% of Avg. Assets

Service charges on deposit accounts	$604.52		$511.49
Loan servicing fees	104.09		94.09
Fees - alternative investment sales	176.15		93.09
Merchant fee income	108.09		78.08
Gain on sale of loans	341.29		543.52
Other	296.25		235.23

Total non-interest income	$1,629	1.39	$1,554	1.50

Six Months Ended June 30,	2005	% of Avg. Assets	2004	% of Avg. Assets

Service charges on deposit accounts	$1,143.50		$964.48
Loan servicing fees	200.09		186.09
Fees - alternative investment sales	335.15		230.11
Merchant fee income	186.08		162.08
Gain on sale of loans	814.36		788.39
Other	587.26		453.23

Total non-interest income	$3,265	1.44	$2,783	1.38

Non-interest income was up $75,000 (4.8%) to $1,629,000 for the three months ended June 30, 2005 as compared to $1,554,000 for the three months ended June 30, 2004.    Increases in non-interest income were realized in fees from service charges (up 18.2%), loan servicing (up 10.6%), fees from alternative investment sales (up 89.2%), merchant processing fees (up 38.5%) and other (up 26%).

Gains on sales of loans declined as a result of fewer loans being sold on the secondary market through our Government Lending and Mortgage Lending Divisions as many customers of the Company had already taken advantage of the low levels in mortgage financing rates during 2004.

The increase in service charge income was the result of additional deposit accounts opened during the second quarter and fees resulting from the overdraft privilege deposit product.  The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the second quarter.

For the six months ended June 30, 2005, non-interest income was up $482,000 (17.3%) to $3,265,000 as compared to the $2,783,000 total for the six months ended June 30, 2004.   All of the components of non-interest income showed gains.  Increases were realized in service charges on deposit accounts (up 18.6%), loan servicing (up 7.5%), alternative investment sales (up 45.7%), merchant fee income (up 14.8%), gain on sale of loans (up 3.3%), and other (up 29.6%).  Gains on sales of loans increased year over year as our Government Lending Division sold more loans to SBA and the USDA B&I programs in the second quarter of 2005 than the same period in 2004.

Non-interest Expense

Non-interest expense increased $1,185,000 (31.6%) to $4,934,000 in the second quarter of 2005 versus $3,749,000 in the second quarter of 2004.  Much of the increase in non-interest expense can be attributed to the opening of the Red Bluff, Marysville and Colusa offices in 2004 and the opening of the Corning office in March of 2005.  On a quarter over quarter basis, full time equivalent employees increased by 7.  Salary and employee benefits increased $687,000 (32.7%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow. Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $32,000 (13%) which is related to building depreciation, utilities, janitorial services and property taxes.   Furniture and equipment expense was $439,000 in the second quarter of 2005 compared to $311,000 in the same period of 2004, representing a 41.2% increase.   This increase relates to the additional depreciation on the furniture fixtures and equipment needed to open the four offices mentioned above.  Other expenses increased $338,000 (31%) in the second quarter of 2005 versus the second quarter of 2004.   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Non-interest expense increased $2,270,000 for the six month period ended June 30, 2005 to $9,806,000 versus $7,536,000 for the same period in 2004.  As with the quarter over quarter totals the six month numbers are also reflective of the new offices opened in 2004 and 2005 as discussed above.  Salaries and benefits increased by $1,444,000 (33%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow. On a year over year basis, full time equivalent employees increased by 37 to 226.   Occupancy expense was up $74,000 (15.3%) from the first six months of 2004 to the first six months of 2005.  Furniture and equipment expense was up 166,000 (25.0%).    Other expenses increased by $586,000 (29.2%).   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the second quarter of 2005 as compared to $190,000 for the second quarter of 2004.  Net loan charge-offs for the three months ended June 30, 2005 were $5,000 as compared to $1,000 in net recoveries for the three months ended June 30, 2004.   For the first six months of 2004, the Company made provisions for loan losses of $450,000.   This compares to the provision for loan losses of $415,000 for the first six months of 2004.  Net loan charge-offs for the six months ended June 30, 2005 were $6,000 as compared to net recoveries of $11,000 for the six months ended June 30, 2004.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the second quarter and first six months of 2005 was 41.9% and 41.3%, versus 41.3% and 40.6%, for the same period in 2004.

Balance Sheet Analysis

The Company’s total assets were $469,773,000 at June 30, 2005 as compared to $449,676,000 at December 31, 2004, representing an increase of 4.5%.  The average balance of total assets for the six months ended June 30, 2005 was $457,887,000, which represents an increase of $56,273,000 (14.0%) over the $401,613,000 during the six-month period ended June 30, 2004.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2005, these principal areas accounted for approximately 16%, 45%, 25%, 7% and 8%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2004 was 17%, 43%, 26%, 6% and 8%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($3,705,000 or 6.3%), residential real estate ($24,845,000 or 16.9%), real estate construction ($9,385,000 or 10.4%), agricultural loans ($4,100,000 or 18.5%), and consumer ($4,463,000 or 17.0%).  These changes are reflective of the overall growth in loans and consistent with the Company’s history of increased real estate construction activity during the summer months.  Table Five below summarizes the composition of the loan portfolio as of June 30, 2005 and December 31, 2004.

Table Five: Loan Portfolio Composition

	June 30,	December 31,
(In thousands)	2005	2004
Commercial	$62,367	$58,662
Real estate:
Mortgage	171,721	146,876
Construction	100,028	90,643

Agriculture	26,277	22,177
Consumer	30,682	26,219
Total loans	391,075	344,577
Allowance for loan losses	(4,825)	(4,381)
Deferred loan fees, net	(955)	(1,022)
Total net loans	$385,295	$339,174

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

Ultimately, underlying trends in economic and business cycles may influence credit quality.  The Company’s business is concentrated in the Butte, Sutter and Shasta County Areas. The economy of these three counties is diversified with professional services, manufacturing, agriculture and real estate investment and construction.

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, and Marysville, Colusa and Corning).  The Company also maintains loan production offices in the cities of Citrus Heights and Redding, and as of July 18, 2005 in the city of Gridley.  Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  The primary focus of the loan production office in Redding is commercial loans with an emphasis on SBA and other government loan programs.  The Gridley location will concentrate on agricultural and commercial lending.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 70.5% of the Company’s loan portfolio at June 30, 2005, which is a slight increase from the 70.0% concentration level at December 31, 2004.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.

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

Table Six below sets forth nonaccrual loans as of June 30, 2005 and December 31, 2004.  There were no loans past due 90 days or more and still accruing interest at June 30, 2005 or December 31, 2004.

Table Six:  Non-Performing Loans (Unaudited)

	June 30,	December 31,
(In thousands)	2005	2004
Nonaccrual:
Agricultural	0	17
Commercial	0
Real estate	0	84
Consumer and other	0
Total non-performing loans	$0	$101

At June 30, 2005, there were no non-performing loans. The recorded investments in loans that were considered to be impaired totaled $101,000 at December 31, 2004.  These loans were subsequently brought current as to all past due interest and principle and were returned to accrual status as management believes the loans are collectable.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2005 or December 31, 2004.  Management is not aware of any potential problem loans, which were accruing and current at June 30, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2005 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $4,825,000 or 1.23% of total loans at June 30, 2005 and $4,381,000 or 1.27% at December 31, 2004.  Net charge-offs to average loans for the second quarter were .01% and year to date through June 30, 2005 are .01%.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses

Table Seven: Allowance for Loan Losses (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2005	2004	2005	2004

Average loans outstanding	$373,520	$298,616	$360,762	$288,741

Allowance for possible loan losses at beginning of period	$4,605	$3,822	$4,381	$3,587

Loans charged off:
Commercial	(5)		(5)
Real estate
Consumer			(1)	(7)
Total	(5)		(6)	(7)
Recoveries of loans previously charged off:
Commercial				14
Real estate
Consumer		1		4
Total		1		18
Net loan recoveries/charge-offs	(5)	1	(6)	11

Additions to allowance charged to operating expenses	225	190	450	415
Allowance for loan losses at end of period	$4,825	$4,013	$4,825	$4,013
Ratio of net charge-offs to average loans outstanding	.00%	.00%	.00%	.00%
Provision for possible loan losses to average loans outstanding	.06%	.06%	.12%	.14%
Allowance for loan losses to loans net of deferred fees at end of period	1.25%	1.30%	1.25%	1.30%

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

Other Real Estate

At June 30, 2005 and December 31, 2004, the Company did not have any other real estate (“ORE”) properties.

Deposits

At June 30, 2005, total deposits were $414,748,000 representing an increase of $15,689,000 (3.9%) over the December 31, 2004 balance of $399,059,000.  Non interest bearing deposits comprised $12,730,000 of this increase.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.0375 per share on January 23, 2004, April 23, 2004, and July 23, 2004, $.0375 per share on October 22, 2004, January 28, 2005 and $.04 per share on June 21, 2005.  The per share amounts have been retroactively restated for the Company’s 2 for 1 stock split which was distributed on May 16, 2005.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At June 30, 2005, shareholders’ equity was $37,841,000, representing an increase of $3,310,000 (9.6%) from $34,531,000 at December 31, 2004.  The increase is primarily the result of the net income from the period offset by the cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.7% at June 30, 2005 compared to 11.3% at December 31, 2004.  Tier 1 risk-based capital to risk-adjusted assets was 9.6% at June 30, 2005 and 10.2% at December 31, 2004.

Table Eight below lists the Company and the Bank capital ratios at June 30, 2005 and December 31, 2004, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios (Unaudited)

Capital to Risk-Adjusted Assets	At June 30, 2005	At December 31, 2004	Minimum Regulatory Requirement
Company
Leverage ratio	9.9%	9.5%	4.0%
Tier 1 Risk-Based Capital	10.8%	11.3%	4.0%
Total Risk-Based Capital	12.0%	12.5%	8.0%
Bank
Leverage ratio	7.9%	8.6%	4.0%
Tier 1 Risk-Based Capital	8.4%	10.2%	4.0%
Total Risk-Based Capital	10.7%	11.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at June 30, 2005 and December 31, 2004.  The Bank was considered “well-capitalized” by regulatory standards, at June 30, 2005 and December 31, 2004.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2005 and December 31, 2004 (Unaudited)

(In thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2005	$ Change in NII from Current 12 Month Horizon December 31, 2004
Variation from a constant rate scenario
+200bp	$1,854	$1,513
- 200bp	$(1,490)	$395

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2005, and 2004.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans at June 30, 2005 and December 31, 2004 were approximately $171,834,000 and $153,570,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2005, consolidated liquid assets totaled $24.2 million or 5.1% of total assets compared to $62.7 million or 13.9% of total assets on December 31, 2004.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2005.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $171,834,000 and $153,570,000 at June 30, 2005 and December 31, 2004, respectively.  As a percentage of net loans, these off-balance sheet items represent 44.6% and 45.2%, respectively.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)  Reports on Form 8-K

On April 13, 2005 the Company filed a Report on Form 8-k announcing a two-for-one stock split.

On April 19, 2005 the Company filed a Report on Form 8-k announcing first quarter earnings for 2005.

On April 28, 2005 the Company filed a Report on form 8-k announcing its intent to file an application to NASDAQ with the intent of listing the shares of Community Valley Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

August 10, 2005	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 10, 2005	By:	/s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer
and Chief Operating Officer