Form 10-K/A
period 2004-12-31
COMMUNITY VALLEY BANCORP
filed 2005-10-05
CIK 1170833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

Commission File Number:  333-85950

California	68-0479553
State of incorporation	I.R.S. Employer Identification Number

2041 Forest Avenue Chico, California	95928
Address of principal executive offices	Zip Code

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

EXPLANATORY NOTE

This Form 10-K/A of Community Valley Bancorp amends the annual Report on Form 10-K of the registrant for the registrant’s fiscal year ended December 31, 2004.  Specifically, this Form 10-K/A contains the signature block for the accounting firm which was inadvertently omitted from the original filing.

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

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Unallocated ESOP	Retained	Accumulated Other Compre- hensive Income	Total Share- holders’	Total Compre- hensive
	Shares	Amount	Shares	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2002	3,531,185	$6,131,300	(902,100)	$15,591,000		$20,820,200
Comprehensive income:
Net income				4,849,600		4,849,600	$4,849,600
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					$14,100	14,100	14,100
Total comprehensive income							$4,863,700
Exercise of stock options and related tax benefit (Note 11)	49,283	426,200				426,200
Amortization of stock compensation - ESOP shares (Note 15)		107,800	50,200			158,000
Cash dividends - $.248 per share				(882,200)		(882,200)
Cash in lieu of fractional shares in four- for-three stock split (Note 11)		(5,300)				(5,300)
Balance, December 31, 2002	3,580,468	6,660,000	(851,900)	19,558,400	14,100	25,380,600
Comprehensive income:
Net income				5,269,200		5,269,200	$5,269,200
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					(12,000)	(12,000)	(12,000)
Total comprehensive income							$5,257,200
Exercise of stock options and related tax benefit (Note 11)	41,356	461,900				461,900
Amortization of stock compensation - ESOP shares (Note 15)		149,500	102,200			251,700
Shares acquired or redeemed by ESOP (Note 15)			(321,000)			(321,000)
Cash dividends - $0.30 per share				(1,081,900)		(1,081,900)
Balance, December 31, 2003	3,621,824	7,271,400	(1,070,700)	23,745,700	2,100	29,948,500
Comprehensive income:
Net income				5,609,600		5,609,600	$5,609,600
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					9,500	9,500	9,500
Total comprehensive income							$5,619,100
Exercise of stock options and related tax benefit (Note 11)	34,202	532,400				532,400
Amortization of stock compensation - ESOP shares (Note 15)		103,800	76,400			180,200
Shares acquired or redeemed by ESOP (Note 15)			(150,000)			(150,000)
Cash dividends - $0.30 per share				(1,090,900)		(1,090,900)
Cash in lieu of fractional shares in four- for-three stock split (Note 11)		(6,000)				(6,000)
Repurchase and retirement of common stock	(19,235)	(39,800)		(462,400)		(502,200)
Balance, December 31, 2004	3,636,791	$7,861,800	(1,144,300)	$27,802,000	$11,600	$34,531,100

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

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Butte, Sutter, Yuba, Tehama and Placer Counties.

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

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004

Company:
Total capital (to risk-weighted assets)	$46,741,700	12.5%	$29,894,600	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$42,360,500	11.3%	$14,947,300	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$42,360,500	9.5%	$17,770,200	4.0%	N/A	N/A

Bank:
Total capital (to risk-weighted assets)	$42,336,700	11.3%	$29,853,200	8.0%	$37,316,500	10.0%
Tier 1 capital (to risk-weighted assets)	$37,955,500	10.2%	$14,926,600	4.0%	$22,389,900	6.0%
Tier 1 capital (to average assets)	$37,955,500	8.6%	$17,655,700	4.0%	$22,069,600	5.0%

December 31, 2003

Company:
Total capital (to risk-weighted assets)	$41,380,600	13.3%	$24,828,600	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$37,793,400	12.2%	$12,414,300	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,793,400	9.9%	$15,340,000	4.0%	N/A	N/A

Bank:
Total capital (to risk-weighted assets)	$37,406,300	12.1%	$24,808,600	8.0%	$31,010,700	10.0%
Tier 1 capital (to risk-weighted assets)	$33,819,100	10.9%	$12,404,300	4.0%	$18,606,400	6.0%
Tier 1 capital (to average assets)	$33,819,100	8.8%	$15,303,300	4.0%	$19,129,200	5.0%

12.          OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2004	2003	2002

Alternative investment fees	$427,700	$218,100	$102,500
Merchant card processing fees	337,000	342,700	353,700
Earnings and death benefit from cash surrender value life insurance policies, net (Note 15)	284,400	379,700	1,406,400
Other	674,900	449,700	590,400

	$1,724,000	$1,390,200	$2,453,000

Other expenses consisted of the following:

	Year Ended December 31,
	2004	2003	2002

Professional fees	$633,000	$537,100	$622,300
Telephone and postage	511,200	498,000	436,200
Stationery and supplies	521,200	548,700	457,800
Director fees and retirement accrual	407,900	357,400	298,000
Advertising and promotion	301,700	276,600	252,500
Beneficiary benefit accrual under salary continuation plan (Note 15)			1,136,400
Other	1,860,100	1,411,800	1,219,500

	$4,235,100	$3,629,600	$4,422,700

13.          INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Federal	State	Total
2004

Current	$2,837,000	$1,030,000	$3,867,000
Deferred	(21,000)	(43,000)	(64,000)

Provision for income taxes	$2,816,000	$987,000	$3,803,000

2003

Current	$2,944,000	$1,024,000	$3,968,000
Deferred	(487,000)	(152,000)	(639,000)

Provision for income taxes	$2,457,000	$872,000	$3,329,000

2002

Current	$2,240,000	$769,000	$3,009,000
Deferred	(497,000)	(137,000)	(634,000)

Provision for Income taxes	$1,743,000	$632,000	$2,375,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
Allowance for loan losses	$1,800,000	$1,457,000
Deferred compensation	1,644,000	1,320,000
Future benefit of state tax deduction	391,000	334,000
Other	5,000

Total deferred tax assets	3,840,000	3,111,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(230,000)	(215,000)
Bank premises and equipment	(182,000)	(109,000)
Accrual to cash - deferred loan costs	(573,000)
Unrealized gains on available-for-sale-investment securities	(7,000)
Other	(4,000)

Total deferred tax liabilities	(996,000)	(324,000)

Net deferred tax assets	$2,844,000	$2,787,000

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

COMMUNITY VALLEY BANCORP

October 4, 2005	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

October 4, 2005	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO-COO