Form 10-Q
period 2005-09-30
COMMUNITY VALLEY BANCORP
filed 2005-11-10
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	333-85950	68-0479553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation or organization)

2041 Forest Avenue, Chico, California	95928
(Address of principal executive offices)	(Zip code)

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 7,389,748 shares outstanding at October 31, 2005.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands except per share data)	September 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$23,995	$21,778
Federal funds sold	24,940	46,440
Total cash and cash equivalents	48,935	68,218

Interest-bearing deposits in banks	6,636	8,715
Investment securities (market value of $8,800 at September 30, 2005 and $6,963 at December 31, 2004)	8,817	6,961
Loans held for sale at lower of cost or market	2,943	1,490
Loans, less allowance for loan losses of $4,644 at September 30, 2005 and $4,381 at December 31, 2004	403,537	339,174
Premises and equipment, net	10,988	9,027
Accrued interest receivable and other assets	19,342	16,091
	$501,198	$449,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$94,113	$80,793
Interest bearing	346,487	318,266
Total deposits	440,600	399,059

Employee stock ownership plan (ESOP) note payable	800	833
Junior subordinated debentures	8,248	8,248

Accrued interest payable and other liabilities	11,846	7,005

Total liabilities	461,494	415,145

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 7,381,748 shares at September 30, 2005 and 7,273,582 shares at December 31, 2004	8,827	7,861
Unallocated ESOP shares (188,209 shares at September 30, 2005 and 179,284 shares at December 31, 2004, at cost)	(1,409)	(1,144)

Retained earnings	32,282	27,802

Accumulated other comprehensive income, net	4	12

Total shareholders’ equity	39,704	34,531
	$501,198	$449,676

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the periods ended September 30,
	Three months		Nine Months
(In thousands, except per share data)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$8,273	$6,306	$22,252	$17,278
Interest on Federal funds sold	177	86	642	329
Interest on deposits in banks	60	64	188	180
Interest and dividends on investment securities:
Taxable	43	47	137	108
Exempt from Federal income taxes	27	16	83	36
Dividends	3	0	10	3

Total interest income	8,583	6,519	23,312	17,934
Interest expense:
Interest on deposits	1,231	878	3,248	2,605
Interest on junior subordinated debentures	153	112	428	315
Interest on notes payable	21	8	46	25
Total interest expense	1,405	998	3,722	2,945

Net interest income before provision for loan losses	7,178	5,521	19,590	14,989
Provision for loan losses	225	225	675	640
Net interest income after provision for loan losses	6,953	5,296	18,915	14,349

Non-interest income	1,966	1,366	5,231	4,150

Non-interest expenses:
Salaries and employee benefits	3,096	2,243	8,920	6,623
Occupancy	326	283	884	767
Furniture and equipment	465	399	1,295	1,103
Other expense	1,468	1,107	4,061	3,076
Total non-interest expense	5,355	4,032	15,160	11,569

Income before provision for income taxes	3,564	2,630	8,986	6,930

Provision for income taxes	1,405	1,036	3,643	2,783

Net income	$2,159	$1,594	$5,343	$4,147

Basic earnings per share	$.30	$.22	$.75	$.58
Diluted earnings per share	$.28	$.21	$.70	$.55

Cash dividends per share	$.04	$.0375	$.1175	$.1125

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Unallocated		Other	Total
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
(In thousands, except per share data)	Shares	Amount	Shares	Earnings	Income	Equity	Income

Balance, January 1, 2004	7,243,648	$7,271	$(1,070)	$23,746	$2	$29,949

Comprehensive income:
Net income				5,609		5,609	$5,609
Other comprehensive income, net of tax
Net change in unrealized gains on available-for-sale investment securities					10	10	10
Total comprehensive income							$5,619
Exercise of stock options and related tax benefit	68,404	532				532
Amortization of stock compensation - ESOP shares		104	76			180
Shares acquired or redeemed by ESOP			(150)			(150)
Cash dividends- $.15 per share				(1,091)		(1,091)
Cash in lieu of fractional shares in four-for-three stock split		(6)				(6)
Repurchase and retirement of common stock	(38,470)	(40)		(462)		(502)

Balance, December 31, 2004	7,273,582	7,861	(1,144)	27,802	12	34,531

Comprehensive income
Net income				5,343		5,343	$5,343
Other comprehensive loss, net of taxes:
Net change in unrealized gain (loss) on available-for-sale investment securities					(8)	(8)	(8)

Total comprehensive income							$5,335
Exercise of stock options and related tax benefit	108,166	843				843
Amortization of stock compensation - ESOP shares		123	(265)			(142)
Cash dividends $0.12 per share				(863)		(863)

Balance, September 30, 2005	7,381,748	$8,827	$(1,409)	$32,282	$4	$39,704

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS     (Unaudited)

(In thousands)

For the nine months ended September 30,	2005	2004

Cash flows from operating activities:
Net income	$5,343	$4,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	640
Deferred loan origination costs, net	47	59
Depreciation and amortization, net	1,140	999
Gain on disposition of Bank premises and equipment	(20)
Net (increase) decrease in loans held for sale	(1,453)	711
Increase in cash surrender value of bank-owned life insurance	(217)	(335)

Non-cash compensation expense associated with the ESOP	205	135
(Increase) decrease in accrued interest receivable and other assets	(1,188)	1,259
Increase in accrued interest payable and other liabilities	3,406	829

Net cash provided by operating activities	7,938	8,443

Cash flows from investing activities:

Decrease (increase) in interest-bearing deposits in banks	2,079	(1,682)
Proceeds from called available-for-sale investment securities	1,000	300
Proceeds from called held-to-maturity investment securities		1,598
Proceeds from matured held-to-maturity investment securities	106	130
Proceeds from principal payments of held-to-maturity investment securities	280	310
Purchases of held-to-maturity investment securities	(1,234)	(1,012)
Purchase of available-for-sale investment securities	(2,008)	(4,148)
Purchases of premises and equipment	(3,149)	(1,454)
Proceeds from sale of premises and equipment	54
Purchase of bank-owned life insurance	(1,450)
Investment in ATM program		(9,989)

Net increase in loans	(64,682)	(70,319)
Net cash used in investing activities	(69,004)	(76,277)

Cash flows from financing activities:

Net increase in demand, interest-bearing and savings deposits	$27,750	$21,109
Net increase in time deposits	13,791	11,195
Proceeds from loans	800
Repayment of ESOP loan, net	(170)	(110)
Proceeds from ESOP loan	348
Purchase of unallocated ESOP shares	(348)
Payment of cash dividends	(841)	(817)
Cash paid for fractional shares		(6)
Proceeds from the exercise of stock options	453	259
Repurchase of common stock		(502)

Net cash provided by financing activities	41,783	31,128

Decrease in cash and cash equivalents	(19,283)	(36,708)

Cash and cash equivalents at beginning of year	68,218	76,810

Cash and cash equivalents at end of period	$48,935	$40,102

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank and CVB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The results of operations for the three and nine-month period ended September 30, 2005 may not necessarily be indicative of the operating results for the full year 2005.

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

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,183,171 and 7,147,502 shares for the three and nine month periods ended September 30, 2005 and 7,121,806 and 7,104,938 shares for the three and nine month periods ended September 30, 2004).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (441,510 and 456,626 shares for the three and nine month periods ended September 30, 2005 and 460,384 and 495,586 shares for the three and nine month periods ended September 30, 2004).    During the periods covered the Company had no stock options that were considered anti-dilutive.

3.  COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is made up of net income plus other comprehensive income or loss.  The Company’s only source of other comprehensive income or loss, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes.

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

	Three Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2004

Net income as reported	$2,159	$1,594
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(90)	(71)

Pro forma net income	$2,069	$1,523

Basic earnings per share - as reported	$0.30	$0.22

Basic earnings per share - pro forma	$0.29	$0.21

Diluted earnings per share - as reported	$0.28	$0.21

Diluted earnings per share - pro forma	$0.27	$0.20

	Nine Months Ended
	September 30, 2005	September 30, 2004

Net earnings as reported	$5,343	$4,147
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(267)	(214)

Pro forma net income	$5,076	$3,933

Basic earnings per share - as reported	$.75	$.58

Basic earnings per share - pro forma	$.71	$.56

Diluted earnings per share - as reported	$.70	$.55

Diluted earnings per share - pro forma	$.67	$.52

	Nine Months Ended
	September 30, 2005	September 30, 2004
Dividend yield (not applicable)	.81%	1.37%
Expected volatility	58%	86%

Risk-free interest rate	4.0%	4.07%

Expected option life	10 years	10 years

Weighted average fair value of options granted during the year	$5.81	$9.51

5.  COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $184,489,000 and $148,921,000 and stand-by letters of credit of $6,902,000 and $4,649,000 at September 30, 2005 and December 31, 2004, respectively.

Of the loan commitments outstanding at September 30, 2005, $119,953,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2005 and December 31, 2004.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for September 30, 2005 and December 31, 2004 and income and expense accounts for the three and nine month periods ended September 30, 2005 and 2004. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates thirteen full service offices within its primary service areas of Butte, Sutter, Yuba, Tehama, and Shasta Counties.  The Bank also maintains Loan Production Offices in Citrus Heights and Gridley. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at September 30, 2005.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Overview

The Company recorded net income of $2,159,000 for the quarter ended September 30, 2005, which was a 35.4% increase from the $1,594,000 reported for the same period of 2004.  Diluted earnings per share for the third quarter of 2005 were $0.28, compared to the $0.21 recorded in the third quarter of 2004.  The annualized return on average equity (ROAE) and the return on average assets (ROA) for the third quarter of 2005 were 21.82% and 1.73%, respectively, as compared to 19.18% and 1.51%, respectively, for the same period in 2004.

Net income for the nine months ended September 30, 2005 was $5,343,000 (up 28.8%) compared to the $4,147,000 recorded in the first nine months of 2004.   Diluted earnings per share for the first nine months of 2005 were $0.70, compared to the $0.55 recorded in the same period of 2004.  The annualized ROAE and ROA for the first nine months of 2005 were 19.14% and 1.52%, respectively, as compared to 17.30% and 1.35%, respectively, for the same period in 2004. The primary reasons for the increase in net income for both the third quarter and the first nine months of 2005 was the growth in the net interest margin, as a result of the overall positive effect of the rising interest rate environment, and in the growth in earning assets the Company experienced through the opening of five new branch offices during 2004 and 2005, offset by increased non-interest expenses.

Total assets of the Company increased by $51,522,000 or (11.5%) from December 31, 2004 to $501,198,000 at September 30, 2005.  Net loans totaled $406,480,000, up $64,816,000 (19%) from the ending balances on December 31, 2004.  Deposit balances at September 30, 2005 totaled $440,600,000, up $41,451,000 (10.4%) from December 31, 2004.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except percentages)	2005	2004	2005	2004

Net interest income	$7,178	$5,521	$19,590	$14,989
Provision for loan losses	(225)	(225)	(675)	(640)
Non-interest income	1,966	1,366	5,231	4,150
Non-interest expense	(5,355)	(4,032)	(15,160)	(11,569)
Provision for income taxes	(1,405)	(1,036)	(3,643)	(2,783)

Net income	$2,159	$1,594	$5,343	$4,147

Average total assets (In millions)	$495.1	$421.1	$470.3	$408.1
Net income (annualized) as a percentage of average total assets	1.73%	1.51%	1.52%	1.35%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 6.45% for the three months ended September 30, 2005 and 6.22% for the nine month period ending September 30, 2005 up from 5.86% and 5.58% for the same periods in the prior year.  Net interest income increased $1,657,000 (30%) for the third quarter of 2005 compared to the same period in 2004.  Net interest income increased $4,602,000 (30.7%) for the nine months ended September 30, 2005 over the same period in 2004.  The primary reason for this increase was the increase in average loans of $71,256,000 and 71,929,000 for the third quarter and first nine months of 2005 over the same periods in 2004 along with the overall positive impact of the rising interest rate environment and increases in loan fees associated with the growth.

The average balances of interest bearing liabilities were $41,650,000 (13.7%) higher in the third quarter of 2005 versus the same quarter in 2004. Rates paid on these liabilities also increased 31 basis points on a quarter over quarter basis.  As a result, interest expense was $407,000 (40.78%) higher in the third quarter of 2005 versus the prior year period.  The average balances of interest bearing liabilities were $37,483,000 (12.7%) higher in the nine-month period ended September 30, 2005 versus the same period in 2004.  Rates paid on interest bearing liabilities only increased 16 basis points compared to the nine month period ended September 30, 2004.  As a result, interest expense was $777,000 (26.38%) higher in the first nine months of 2005 versus the same period in the prior year.  It is anticipated that deposit interest rates paid in the fourth quarter may need to increase in order to continue funding the ongoing loan demand.

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

Table Two:  Analysis of Net Interest Margin

	2005			2004
Three Months Ended September 30,	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
(In thousands, except percentages)
Assets:
Earning assets
Loans (1)	$405,419	$8,273	8.10%	$334,154	$6,306	7.51%
Taxable investment securities	5,640	46	3.24%	5,529	47	3.31%
Tax-exempt investment securities (2)	2,372	27	4.52%	1,219	16	5.22%
Federal funds sold	20,287	177	3.46%	24,784	86	1.38%
Interest bearing deposits in banks	7,751	60	3.07%	9,305	64	2.74%
Total earning assets	441,470	8,583	7.71%	374,991	6,519	6.91%
Cash & due from banks	18,829			27,040
Other assets	34,759			19,118
Average total assets	$495,058			$421,149

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$183,817	322	0.69%	$175,330	262	0.59%
Savings	38,587	49	0.50%	31,172	37	0.47%
Time deposits	113,202	860	3.01%	88,377	579	2.61%
Other borrowings	9,907	174	6.97%	8,984	120	5.31%
Total interest bearing liabilities	345,513	1,405	1.61%	303,863	998	1.31%
Demand deposits	97,123			77,711
Other liabilities	13,169			6,512
Total liabilities	455,805			388,086
Shareholders’ equity	39,253			33,063
Average liabilities and equity	$495,058			$421,129

Net interest income & margin (3)		$7,178	6.45%		$5,521	5.86%

(1)   Loan interest includes loan fees of $636,000 and $628,000 during the three months ended September 30, 2005 and September 30, 2004 respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)   Average yield is calculated based on actual days in quarter (92 for September 30, 2005 and September 30, 2004) and annualized to actual days in year (365 for 2005 and 366 for 2004).

	2005			2004
Nine Months Ended September 30,	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
(In thousands, except percentages)
Assets:
Earning assets
Loans (1)	$374,231	$22,252	7.94%	$302,302	$17,278	7.63%
Taxable investment securities	5,771	147	3.40%	4,260	111	3.45%
Tax-exempt investment securities (2)	2,281	83	4.85%	889	36	5.41%
Federal funds sold	30,066	642	2.85%	41,407	329	1.06%
Interest bearing deposits in banks	8,410	188	2.99%	8,806	180	2.73%
Total earning assets	420,759	23,312	7.38%	357,664	17,934	6.70%
Cash & due from banks	21,692			26,339
Other assets	27,821			24,095
	$470,272			$408,098

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$181,894	858	0.63%	$172,296	828	0.64%
Savings	36,624	135	0.49%	28,353	103	0.49%
Time deposits	105,296	2,255	2.87%	86,242	1,674	2.59%
Other borrowings	9,419	474	6.75%	8,859	340	5.13%
Total interest bearing liabilities	333,233	3,722	1.50%	295,750	2,945	1.33%
Demand deposits	90,493			73,506
Other liabilities	9,214			6,910
Total liabilities	432,940			376,166
Shareholders’ equity	37,332			31,932
Demand deposits	$470,272			$408,098

Net interest income & margin (3)		19,590	6.22%		14,989	5.58%

(1)          Loan interest includes loan fees of $1,826,000 and $1,659,000 during the nine months ended September 30, 2005 and September 30, 2004, respectively.

(2)          Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)          Net interest margin is computed by dividing net interest income by total average earning assets.

(4)          Average yield is calculated based on actual days in period (273 for September 30, 2005 and 274 days for September 30, 2004) and annualized to actual days in year (365 for 2005 and 366 for 2004).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending September 30, 2005 net interest income has increased $1,657,000 over the same time period in 2004.  Interest income from earning assets has increased by $2,064,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,338,000 while interest income from changes in rates has increased by $726,000.  Interest expense for the third quarter of 2005 was $407,000 more than the same time period in 2004.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, has resulted in a net increase of interest expense of $197,000.  Increases in average rates paid, primarily on time deposits and junior subordinated debentures have resulted in an interest expense increase of $210,000.  On a year-to-date basis through September 30, 2005, net interest income has increased $4,601,000 over the same time period in 2004.  Interest income from earning assets has increased by $5,378,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $4,128,000 while interest income from changes in rates has increased by $1,250,000.  Interest expense for the nine month period was $777,000 more than the same time period in 2004.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, have resulted in a net increase of interest expense of $469,000.  Increases in average rates paid, primarily on time deposits and junior subordinated debentures have resulted in an interest expense increase of $308,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended September 30, 2005 over 2004

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,349	$618	$1,967
Taxable investment securities	1	(2)	(1)
Tax exempt investment securities (2)	15	(4)	11
Federal funds sold	(16)	107	91
Interest bearing deposits in banks	(11)	7	(4)
Total	1,338	726	2,064
Interest-bearing liabilities:
NOW & MMDA	13	47	60
Savings deposits	9	3	12
Time deposits	163	118	281
Other borrowings	12	42	54
Total	197	210	407
Interest differential	$1,141	$516	$1,657

(1)  The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)  The rate/volume variance has been included in the rate variance.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Nine Months Ended September 30, 2005 over 2004

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$4,137	$837	$4,974
Taxable investment securities	38	(2)	36
Tax exempt investment securities (2)	52	(5)	47
Federal funds sold	(91)	404	313
Investment in time deposits	(8)	16	8
Total	4,128	1,250	5,378

Interest-bearing liabilities:
Demand deposits	45	(15)	30
Savings deposits	30	2	32
Time deposits	371	210	581
Other borrowings	23	111	134
Total	469	308	777
Interest differential	$3,659	$942	$4,601

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

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income

Three Months Ended September 30,	2005	% of Avg. Assets	2004	% of Avg. Assets

Service charges on deposit accounts	$606.49		$575.55
Loan servicing fees	110.09		103.10
Fees - alternative investment sales	91.07		85.08
Merchant fee income	101.08		81.08
Gain on the sale of loans	770.62		255.24
Other	288.23		267.25

Total non-interest income	$1,966	1.58	$1,366	1.30

Nine Months Ended September 30,	2005	% of Avg. Assets	2004	% of Avg. Assets

Service charges on deposit accounts	$1,749.50		$1,359.50
Loan servicing fees	310.09		289.09
Fees - alternative investment sales	426.12		315.10
Merchant fee income	287.08		243.08
Gain on the sale of loans	1,584.45		1,043.34
Other	875.25		721.24

Total non-interest income	$5,231	1.49	$4,150	1.36

Non-interest income was up $600,000 (43.7%) to $1,966,000 for the three months ended September 30, 2005 as compared to $1,366,000 for the three months ended September 30, 2004.  Increases in non-interest income were realized in fees from service charges (up 5.39%), loan servicing fees (up 6.8%), fees from alternative investment sales (up 7.1%), merchant processing fees (up 24.7%), gain on sale of loans (up 202%) and other (up 7.1%).

The increase in service charge income was the result of additional deposit accounts opened during the third quarter and fees resulting from the overdraft privilege deposit product.  Loan servicing fees were up slightly as the portfolio of serviced loans in our Government Lending Department increased.  The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to an increase in sales during the third quarter.  Merchant fee income was up due to larger volumes of electronic transactions being processed for our merchant customers.  The gain on sale of loans had the largest increase of the non-interest income items as the level of government guaranteed loans were sold into the secondary market increased.

For the nine months ended September 30, 2005, non-interest income was up $1,080,000 (26%) to $5,231,000 as compared to the $4,150,000 total for the nine months ended September 30, 2004.  All of the components of non-interest income showed gains.  Increases were realized in service charges on deposit accounts (up 28.7%), loan servicing (up 7.3%), alternative investment sales (up 35.2%), merchant fee income (up 18.1%), gain on sale of loans (up 51.9%), and other (up 21.2%).

Non-interest Expense

Non-interest expense increased $1,323,000 (32.8%) to $5,355,000 in the third quarter of 2005 versus $4,032,000 in the third quarter of 2004.  Much of the increase in non-interest expense can be attributed to the opening of the Colusa office in December 2004, and the Corning and Redding offices in March and September of 2005 respectively.  Salary and employee benefits increased $853,000 (38%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow. Benefit costs and employer taxes increased commensurate with the salaries.  On a quarter over quarter basis, occupancy expenses were higher by $43,000 (15.2%) which is related to building depreciation, utilities, janitorial services and property taxes.  Furniture and equipment expense was $465,000 in the third quarter of 2005 compared to $399,000 in the same period of 2004, representing a 16.5% increase.  This increase relates to the depreciation for the furniture, fixtures and equipment needed for the three offices mentioned above.  Other expenses increased $361,000 (32.6%) in the third quarter of 2005 versus the third quarter of 2004.  This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Non-interest expense for the nine month period ended September 30, 2005 increased $3,591,000 (31.0%) to $15,160,000 versus $11,569,000 for the same period in 2004.  As with the quarter over quarter totals the nine month numbers are also reflective of the new offices opened in 2004 and 2005 as stated above.  Salaries and benefits increased by $2,297,000 (34.7%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow. On a year over year basis, full time equivalent employees increased by 35 to 230.  Occupancy expense was up $117,000 (15.3%) from the first nine months of 2004 to the first nine months of 2005.  Furniture and equipment expense was up 192,000 (17.4%).  Other expenses increased by $986,000 (32.1%).  This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the third quarter of 2005 which was the same amount as the third quarter of 2004.  Net loan charge-offs for the three months ended September 30, 2005 was $2,000 as compared to $5,000 in net charge-offs for the three months ended September 30, 2004.  For the first nine months of 2005, the Company made provisions for loan losses of $675,000.  This compares to the provision for loan losses of $640,000 for the first nine months of 2004.  Net loan charge-offs for the nine months ended September 30, 2005 was $9,000 as compared to net recoveries of $6,000 for the nine months ended September 30, 2004.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the third quarter and first nine months of 2005 was 39.4% and 40.5%, versus 39.4% and 40.2%, for the same period in 2004.

Balance Sheet Analysis

The Company’s total assets were $501,198,000 at September 30, 2005 as compared to $449,676,000 at December 31, 2004, representing an increase of 11.5%.  The average balance of total assets for the nine months ended September 30, 2005 was $470,272,000, which represents an increase of $62,174,000 (15.2%) over the $408,098,000 during the nine-month period ended September 30, 2004.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At September 30, 2005, these principal areas accounted for approximately 16%, 43%, 26%, 7% and 8%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2004 was 17%, 43%, 26%, 6% and 8%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($6,609,000 or 11%), residential real estate ($28,029,000 or 19.1%), real estate construction ($14,862,000 or 16.4%), agricultural loans ($6,823,000 or 30.8%) and consumer ($8,350,000 or 31.8%).  These changes in real estate lending are consistent with the Company’s history of increased real estate activity during the summer months.  Table Five below summarizes the composition of the loan portfolio as of September 30, 2005 and December 31, 2004.

Table Five: Loan Portfolio Composition

	September 30,	December 31,
(In thousands)	2005	2004
Commercial	$65,271	$58,662
Real estate:
Mortgage	174,905	146,876
Construction	105,505	90,643

Agriculture	29,000	22,177
Consumer	34,569	26,219
Total loans	409,250	344,577
Allowance for loan losses	(4,644)	(4,381)
Deferred loan fees, net	(1,069)	(1,022)
Total net loans	$403,537	$339,174

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

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, Marysville, Colusa, Corning and Redding).  The Company also maintains loan production offices in the cities of Citrus Heights and Gridley. Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  The primary focus of the loan production office in Gridley is commercial and agricultural loans.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 68.5% of the Company’s loan portfolio at September 30, 2005, which is a slight decrease from the 70.0% concentration level at December 31, 2004.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of September 30, 2005 and December 31, 2004.  There were no loans past due 90 days or more and still accruing interest at September 30, 2005 or December 31, 2004.

Table Six:  Non-Performing Loans

	September 30,	December 31,
(In thousands)	2005	2004
Nonaccrual:
Commercial	0	17
Real estate	0
Consumer and other	0	84
Total non-performing loans	$0	$101

At September 30, 2005, there were no non-performing loans. The recorded investments in loans that were considered to be impaired totaled $101,000 at December 31, 2004.  These loans were subsequently brought current as to all past due interest and principle and were returned to accrual status as management believes the loans are collectable.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2005 or December 31, 2004.  Management is not aware of any potential problem loans, which were accruing and current at September 30, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of September 30, 2005 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $4,644,000 or 1.14% of total loans at September 30, 2005 and $4,381,000 or 1.27% at December 31, 2004.  A separate reserve for unfunded loan commitments was $403,000 and $381,000 as of September 30, 2005 and December 31, 2004 respectively.  Net charge-offs to average loans for the third quarter and nine months ended September 30, 2005 were 0.00%.  Net charge-offs were $3,000 for the third quarter of 2005 and $9,000 for the nine months ended September 30, 2005.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for percentages)	2005	2004	2005	2004

Average loans outstanding	$405,419	$334,154	$374,231	$302,302

Allowance for possible loan losses at beginning of period	$4,825	$4,013	$4,381	$3,587

Loans charged off:
Commercial		(6)	(5)	(6)
Real estate
Consumer	(3)	(8)	(4)	(15)
Total	(3)	(14)	(9)	(21)
Recoveries of loans previously charged off:
Commercial				14
Real estate
Consumer		9		13
Total		(5)		27
Net loan recoveries (charge-offs)	(3)	(5)	(9)	6

Additions to allowance charged to operating expenses	225	225	675	640
Allowance for unfunded commitments	(403)	(381)	(403)	(381)
Allowance for loan losses at end of period	$4,644	$3,852	4,644	3,852
Ratio of net charge-offs to average loans outstanding	.00%	.00%	.00%	.00%
Provision for probable loan losses to average loans outstanding	.06%	.07%	.18%	.20%
Allowance for loan losses to loans net of deferred fees at end of period	1.13%	1.13%	1.13%	1.13%

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

Other Real Estate

At September 30, 2005 and December 31, 2004, the Company did not have any other real estate (“ORE”) properties.

Deposits

At September 30, 2005, total deposits were $440,600,000 representing an increase of $41,541,000 (10.4%) over the December 31, 2004 balance of $399,059,000.  The new branches in Colusa, Corning and Redding combined have added $18,325,000 through September 30, 2005.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.0375 per share on January 23, 2004, April 23, 2004, and July 23, 2004, $.0375 per share on October 22, 2004, January 28, 2005, April 22, 2005, $.04 per share on July 29, 2005 and October 28, 2005.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At September 30, 2005, shareholders’ equity was $39,704,000, representing an increase of $5,173,000 (15%) from $34,531,000 at December 31, 2004.  The increase is primarily the result of the net income from the period offset by the cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.7% at September 30, 2005 compared to 11.3% at December 31, 2004.  Tier 1 risk-based capital to risk-adjusted assets was 9.4% at September 30, 2005 and 10.2% at December 31, 2004.

Table Eight below lists the Company and the Bank capital ratios at September 30, 2005 and December 31, 2004, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios

Capital to Risk-Adjusted Assets	At September 30, 2005	At December 31, 2004	Minimum Regulatory Requirement
Company
Leverage ratio	10.0%	9.5%	4.0%
Tier 1 Risk-Based Capital	10.7%	11.3%	4.0%
Total Risk-Based Capital	11.8%	12.5%	8.0%
Bank
Leverage ratio	8.5%	8.6%	4.0%
Tier 1 Risk-Based Capital	9.4%	10.2%	4.0%
Total Risk-Based Capital	10.7%	11.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at September 30, 2005 and December 31, 2004.  The Bank was considered “well-capitalized” by regulatory standards, at September 30, 2005 and December 31, 2004.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2005 and December 31, 2004

(In thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2005	$ Change in NII from Current 12 Month Horizon December 31, 2004
Variation from a constant rate scenario
+200bp	$1,696	$1,513
- 200bp	$(1,904)	$395

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2005, and 2004.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans and stand-by letters of credit at September 30, 2005 and December 31, 2004 were approximately $191,391,000 and $153,570,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2005, consolidated liquid assets totaled $36.6 million or 7.3% of total assets compared to $62.7 million or 13.9% of total assets on December 31, 2004.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2005.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and stand-by letters of credit were $191,391,000 and $153,570,000 at September 30, 2005 and December 31, 2004, respectively.  As a percentage of net loans, these off-balance sheet items represent 47.4% and 45.1%, respectively.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  (b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

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

(b)  Reports on Form 8-K

On July 21, 2005, the Company filed a Report on form 8-k issuing a press release announcing earnings for the second quarter of 2005.

On September 26, 2005 the Company filed a Report on form 8-k announcing a four cent per share Cash Dividend for shareholders of record on September 30, 2005 payable October 28, 2005.

On October 18, 2005 the Company filed a Report on form 8-k issuing a press release announcing earnings for the third quarter of 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

November 10, 2005	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 10, 2005	By: /s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer
and Chief Operating Officer