Form 10-K
period 2005-12-31
COMMUNITY VALLEY BANCORP
filed 2006-03-17
CIK 1170833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $73.1 million, based on the sales price reported to the Registrant on that date of $15.40 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 1, 2006 was 7,439,877.

Documents incorporated by reference

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

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Item 1.    Business

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors” and elsewhere in this report. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Community Valley Bancorp, a California corporation, and its consolidated subsidiaries.

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

At December 31, 2005, the Company had consolidated assets of $494.8 million, deposits of $434.0 million and shareholders’ equity of $41.6 million.

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

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990. The Bank’s Administrative Office is located at 2041 Forest Avenue, Chico, California. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 2005, the Bank had approximately $495.2 million in assets, $408.1 million in loans and $439.2 million in deposits.

We operate seven full-service branch offices in four Butte County communities, one full-service branch office in Sutter County, two full-service branches in Tehama County, one full-service branch in Yuba County, one full-service branch in Colusa County, one full-service branch in Shasta County, one Loan Production office in Sacramento County, and one Loan Production office in Butte County. We offer a full range of banking services to individuals and various-sized businesses in the communities we serve. The locations of those offices are:

Chico:	Main Office	Paradise	South Paradise Branch
	2041 Forest Avenue		672 Pearson Road

	Administrative Headquarters 2041 Forest Avenue		North Paradise Branch
	2041 Forest Avenue		6653 Clark Road

	North Chico Branch	Oroville	Oroville Branch
	237 West East Avenue		2227 Myers Street

	Central Chico Branch	Magalia	Magalia Branch
	900 Mangrove Avenue		14001 Lakeridge Circle

Citrus Heights	Citrus Heights Loan Office	Yuba City	Yuba City Branch
	5959 Greenback Lane #450		1600 Butte House Road

Redding	Redding Branch	Red Bluff	Red Bluff Branch
	100 East Cypress Ave.		84 Belle Mill Road
Suite # 150

Marysville	Marysville Branch	Colusa	Colusa Branch
	812 B Street		1017 Bridge Street

Gridley	Gridley Loan Office	Corning	Corning Branch
	1010 Spruce Street		908 Hwy 99W

In addition, our Real Estate Loan Center, Data Processing, Call Center, Central Note Department and Bank Card Center are located at 1390 Ridgewood Drive, Chico. We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices. These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, The cities of Red Bluff and Corning in Tehama County, the city of Marysville in Yuba County, the city of Colusa in Colusa County, the city of Citrus Heights in Sacramento County, and the city of Redding in Shasta County.

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

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices. In addition, we staff our Chico, Paradise, Oroville, Red Bluff and Yuba City offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities. Secondary market services are provided though the Bank’s affiliations with Fannie Mae and various non-governmental programs. The Bank services these real estate loans sold on the secondary market, and as of year end the portfolio was in excess of $157 million. We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998. The Bank’s SBA program generated approximately $7.9 million in loans during the past year. It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years. The Bank was also recognized as the number two USDA Business and Industry Lender in California and number nine in the nation during 2005. The Bank originated $10.8 million in loans through this program during 2005.

As of December 31, 2005, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (6%); (ii) commercial and industrial (including SBA) loans (15%); (iii) real estate loans (mortgage and construction) (70%); (iv) consumer loans (9%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options. As of December 31, 2005, we had 30,097 deposit accounts with balances totaling approximately $434 million, compared to 26,242 deposit accounts with balances totaling approximately $399 million at December 31, 2004. Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services and other customary banking services. Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks. During the past few years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities. We now have a total of five such remote ATM’s at five different locations, including two hospitals, two convenience stores, and an entertainment center. These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience. In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.

Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities. This results in a relatively modest average deposit balance of approximately $14,000 at December 31, 2005, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies. The Bank has had a relationship with a local title company for many years. They have kept substantial deposit balances which have increased consistently with new home purchases and refinancing activity. Management believes this relationship to be very secure and does not anticipate this business leaving the Bank.

For non-deposit services, we have a strategic alliance with Linsco Private Ledger Financial Services. Through this arrangement, our registered and licensed representatives provide Bank customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products which are not FDIC insured. They conduct business from all of our full service offices.

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

On June 10, 2005 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to discontinue our Loan Production Office and establish a branch office in the city of Redding. These applications were subsequently approved on June 13, 2005. This branch opened for business on September 6, 2005.

On June 15, 2005 the Company filed applications with the California Department of Financial Institutions to establish a Loan Production Office place of business at 1010 Spruce Street in the city of Gridley. This Loan Production Office was subsequently approved on June 16, 2005 and opened for business on July 18, 2005.

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

Employees

As of December 31, 2005 the Company had 161 full-time and 114 part-time employees. On a full time equivalent basis, the Company’s staff level was 241 at December 31, 2005, as compared to 204 at December 31, 2004. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

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

The Company

The Company is a financial holding company within the meaning of the Financial Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). A financial holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a financial holding company may or may not conduct business. A financial holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. (See “Financial Modernization Act” below.)

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2005 and 2004, the Bank’s Total Risk-Based Capital Ratios were 11.3% and 11.3%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.1% and 10.2%, respectively. As of December 31, 2005 and 2004, the Company’s Total Risk-Based Capital was 12.5% and 12.5% respectively, and its Tier 1 Risk-Based Capital Ratio was 11.4% and 11.3% respectively. The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2005 and 2004, the Bank’s Leverage Capital Ratios were 9.5% and 8.6%, respectively. As of December 31, 2005 and 2004, the Company’s leverage capital ratios were 9.8% and 9.5%, respectively, exceeding regulatory minimums. At December 31, 2005 and 2004 the Company met all of its capital adequacy guidelines and the Bank was considered “well capitalized” under the prompt corrective action provisions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

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

In addition, BIF member banks (such as the Bank) must pay an amount which fluctuates but is currently 1.34 basis points, or cents per $100 of insured deposits, toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Dividends

The Company is entitled to receive dividends, when and as declared by its subsidiary banks’ Boards of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code and the U.S. Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of:(i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the California Department of Financial Institutions (“DFI”) , cash dividends may also be paid out of the greater of: (i) the bank’s retained earnings; (ii) net income for the bank’s last preceding fiscal year; or (iii) net income for the bank’s current fiscal year. If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend.

It is also possible, depending upon its financial condition and other factors, that a regulatory agency could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that it has retained earnings and, after the dividend, its:

•                  assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•                  current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Transactions With Affiliates

The Company and any of its subsidiaries and certain related interests are deemed to be affiliates of its subsidiary banks within the meaning of Sections 23A and 23B of the Federal Reserve Act. Under those terms, loans by a subsidiary bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the particular banking subsidiary’s capital, in the case of any one affiliate, and is limited to 20% of the banking subsidiary’s capital, in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and its subsidiary banks are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Recent Legislation

From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for:

•                  the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

•                  the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

•                  the authorization of various types of new deposit accounts, such as “NOW” accounts, “Money Market Deposit” accounts and “Super NOW” accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

Amendments to Regulation H and Y for Trust Preferred Securities. The Federal Reserve Board issued a final rule on March 1, 2005 that amends Regulation H and Regulation Y to limit restricted core capital elements (including trust preferred securities) which count as Tier 1 capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active bank holding companies, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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

Sarbanes-Oxley Act

In 2002, the Sarbanes-Oxley Act was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations. Passed in response to corporate accounting and reporting failures, the act requires all public companies to document their internal controls over financial reporting, evaluate the design and effectiveness of those controls, periodically test all significant controls to ensure they are functioning, and provide a certification by the Chief Executive Officer and Chief Financial Officer of the documentation, evaluation, and testing. Among the new requirements is the inclusion in the Company’s Annual Report of a report by Management on the Company’s internal controls over financial reporting and the safeguarding of assets. The report must be evaluated by the Company’s independent auditors. The Company is not yet subject to this legislation but is in the process of documenting these internal controls, evaluating their effectiveness, and ensuring that adequate testing is performed to ensure that they are functioning as intended.

Regulatory Capital Treatment of Equity Investments.

In December of 2001 and January of 2002, the OCC, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

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

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Securities

In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments

In December 2004 the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect that FAS 123 (R) will have, and believes that the effect of its implementation will be consistent with the pro forma disclosures included in the audited consolidated financial statements in Item 8 of this Annual

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

RISK FACTORS

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2006. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

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

Economic Conditions

Beginning in the summer of 2004 the Fed began raising its target rate and by year end it had increased by 1.25% to 5.25%. Throughout 2005 the Fed continued to increase its target rate and by year end it reached 7.25%. These changes impacted the Company as market rates for loans, investments and deposits respond to the Fed’s actions. From a national perspective, the most significant economic factors impacting the Company in the last three years have been the slow growth in 2003 followed by more healthy economic expansion during 2004 and 2005. The Federal Reserve expects the economies of 2006 to mirror that of 2005. Their self assessment of the monetary policy is accommodative; with financial conditions generally advantageous to households and firms. We are also affected by certain industry -specific economic factors. For example, a significant portion of our total loan portfolio is related to real estate obligations, particularly residential real estate loans. Our local economies continue to grow and prosper as people keep moving into our service areas. The smaller towns in close proximity to Chico such as Orland and Oroville are growing at a much faster than normal pace due to the lower cost of land acquisition for new housing. The areas around Redding such as Cottonwood and Anderson are also experiencing increasing growth.

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

Managing Our Growth

Our Company’s(1) total assets increased from $450 million at December 31, 2004 to $495 million at December 31, 2005. Management’s intention is to leverage the Company’s current infrastructure to sustain the momentum achieved in 2005, although no assurance can be provided that this strategy will result in significant growth. Our ability to manage growth will depend primarily on our ability to:

•                  monitor operations;

•                  control funding costs and operating expenses;

•                  maintain positive customer relations; and

•                  attract, assimilate and retain qualified personnel.

(1) Inasmuch as the Company did not acquire the outstanding shares of the Bank until May, 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for the Bank only. Information for 2002, 2003, 2004, and 2005 is for the Company on a consolidated basis unless otherwise stated.

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

The Allowance for Loan Losses May Not Cover Actual Loan Losses. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans, nevertheless losses can and do occur. We create an allowance for loan losses in our accounting records, based on estimates of the following:

•                  industry standards;

•                  historical experience with our loans;

•                  evaluation of qualitative factors such as loan concentrations and local economic conditions;

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

On June 1, 2005, Community Valley Bancorp entered into a short term, unsecured note payable in a principal amount of $800,000 in conjunction with the purchase of real property. The interest rate on the note at December 31, 2005 was 4.5%. The note was paid in full on January 4, 2006. This real property is a 14,000 square foot building in Chico that will serve as the corporate administrative headquarters and also house other service departments. This building is currently being remodeled and should be ready for occupancy in the third quarter of 2006.

Location	Use of Facilities	Square Feet of Office Space	Land and Building Cost

672 Pearson Road	Branch Office	4,200	$612,261
Paradise, California
(Opened December 1990)

2227 Myers Street	Branch Office	9,800	$1,029,737
Oroville, California
(Opened December 1990)

2041 Forest Avenue	Branch Office	8,000	$1,543,845
Chico, California
(Opened September, 1996)

1390 Ridgewood Drive	Central Services	8,432	$1,098,293
Chico, California
(Opened May, 1998)

1600 Butte House Road	Branch Office	6,580	$1,448,340
Yuba City, California (Opened September, 1997)

237 West East Ave Chico, California	Branch Office	4,771	$845,493
(Opened June, 1999, moved to this location November 2003)
Building is owned, land is leased

The following facilities are leased by the Company:

Location	Use of Facilities	Square Feet of Office Space	Monthly Rent as of 12/31/04	Term of Lease

14001 Lakeridge Circle	Branch Office	600	$570	3/31/2008 (1)
Magalia, California

237 West East Ave.	Branch Office		$3,958	10/31/2028 (2)
Chico, California
land lease only

900 Mangrove Ave.	Branch Office	6,000	$6,623	9/30/2011 (3)
Chico, California

6653 Clark Road	Branch Office	4,640	$5,170	3/31/2013 (4)
Paradise, California

100 East Cypress #150	Branch Office	1,850	$2,334	4/30/2006 (5)
Redding, California

5959 Greenback #450	Loan Office	1,315	$2,038	7/31/2006 (6)
Citrus Heights, California

936 Mangrove Ave.	General Offices	6,000	$4,600	2/28/2013 (7)
Chico, California

84 Belle Mill Rd	Branch office	3,825	$4,972	5/31/2007 (8)
Red Bluff CA

812 B Street	Branch Office	1,651	$2,888	6/30/2006 (9)
Marysville, California
Opened July 2004

1017 Bridge Street	Branch Office	1,500	$1,300	2/28/2014 (10)
Colusa, California
Opened December 2004

1010 Spruce Street	Loan Office	960	$900	Month to month
Gridley, California Opened July 2005

908 Hwy. 99W	Branch Office	1,556	$3,190	January 31, 2006 (11)
Corning, California
Opened March 2005

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

(9)     This is the termination date of the first option period. The Company has two renewal options for five years each.

(10)   This is the termination date of the current 10-year lease. The Company does not have renewal options on the property.

(11)   This is the termination date of the current 1-year lease. The Company will continue to occupy this building on a month to month basis pending completion of construction of the new building

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders’ during the fourth quarter of the fiscal year ended December 31, 2005.

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

The following table summarizes trades of the Company setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources. The information in the following table does not include trading activity between dealers. The stock prices and approximate trading volumes and cash dividends have been adjusted to give effect to the four-for-three stock split issued in March 2004 and the two-for-one stock split issued in May 2005.

Calendar	Sale Price of the Company’s Common Stock		Approximate Trading Volume
Quarter Ended	High	Low	Shares
March 31, 2004	16.61	13.39	185,172
June 30, 2004	16.86	12.93	229,268
September 30, 2004	14.21	12.22	112,006
December 31, 2004	13.87	13.02	218,190
March 31, 2005	14.59	12.85	135,200
June 30, 2005	15.27	13.26	322,700
September 30, 2005	15.41	13.92	186,500
December 31, 2005	15.00	13.21	80,600

(b)           Holders

On March 1, 2006 there were approximately 541 shareholders of record of the Company.

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

The Company paid cash dividends quarterly totaling $1.2 million or $0.16 per share in 2005 and $1.09 million or $0.15 per share in 2004, representing 16% and 19%, respectively of the prior year’s earnings. The Company anticipates paying dividends in the future consistent with the general dividend policy which declares that dividends must meet applicable legal requirements while maintaining the minimum capital ratios established by the Company.

The policy is to declare and pay dividends of no more than 40% of its previous years net income to shareholders. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The ability of the Bank’s Board of Directors to declare cash dividends is also limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions. A detailed discussion is located in Item 1 above.

(d)           Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. No shares were repurchased under this program in 2005. During 2004, 38,470 shares of the Company’s common stock were repurchased for $502,200. No shares were repurchased under this program in 2003.

(e)           Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2005, regarding equity based compensation plans of the Company.

	Number of securities to be Issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	841,942	$6.51	74,677

Equity compensation plans not approved by security holders	None	None	None

Total	841,942	$6.51	74,677

During 2005, the Company did not conduct any unregistered offerings or sales of its securities. The Company did not repurchase any shares of its outstanding securities.

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

Item 6.    Selected Financial Data

The “selected financial data” for 2005 which follows is derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system. The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Statistical information below is generally based on average daily amounts.

Selected Financial Data

	As of December 31,
	(Dollars in thousands, except per share data)
	2005	2004	2003	2002	2001
Income Statement Summary
Interest income	$32,438	$24,980	$21,517	$18,977	$19,756
Interest expense	$5,331	$4,056	$4,396	$4,774	$7,344
Net interest income before provision for
loan losses	$27,107	$20,924	$17,121	$14,203	$12,411
Provision for loan losses	$724	$734	$586	$603	$500
Non-interest income	$6,711	$6,019	$5,950	$6,164	$3,659
Non-interest expense	$20,925	$16,795	$13,877	$12,539	$9,335
Income before provision for income taxes	$12,169	$9,413	$8,598	$7,225	$6,235
Provision for income taxes	$4,971	$3,803	$3,329	$2,375	$2,424
Net Income	$7,198	$5,610	$5,269	$4,850	$3,811

Balance Sheet Summary
Total loans, net	$401,221	$339,174	$270,231	$229,699	$197,875
Allowance for loan losses	$(4,716)	$(4,381)	$(3,587)	$(3,007)	$(2,397)
Investment securities held to maturity	$2,332	$2,582	$3,823	$2,873	$2,507
Investment securities available for sale	$4,344	$4,379	$502	$514	$500
Interest-bearing deposits in banks	$6,636	$8,715	$7,925	$4,061	$694
Cash and due from banks	$18,988	$21,778	$26,205	$15,621	$12,402
Federal funds sold	$29,015	$46,440	$50,605	$57,410	$37,270
Other real estate			$—	$—	$12
Premises and equipment, net	$11,221	$9,027	$8,554	$6,653	$5,642
Total interest-earning assets	$443,548	$401,290	$333,086	$294,557	$238,846
Total assets	$494,777	$449,675	$386,723	$337,483	$272,464
Total interest-bearing deposits	$350,682	$318,266	$274,048	$243,092	$201,434
Total deposits	$434,018	$399,059	$342,511	$297,981	$246,420
Total liabilities	$453,222	$415,144	$356,774	$312,103	$251,644
Total shareholders’ equity	$41,555	$34,531	$29,949	$25,380	$20,820
Per Share Data (1)
Net Income	$1.00	$0.79	$0.75	$0.70	$0.57
Book value per weighted average share	$5.76	$4.86	$4.26	$3.67	$3.13
Cash Dividends	$0.16	$0.15	$0.15	$0.11	$0.09
Weighted Average Common Shares Outstanding, Basic	7,166,258	7,112,386	7,025,290	6,922,230	6,646,858
Weighted Average Common Shares Outstanding, Diluted	7,611,704	7,601,092	7,430,516	7,279,858	7,147,480

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (2)	18.82%	17.20%	19.07%	20.82%	19.73%
Return on Average Assets (3)	1.51%	1.34%	1.44%	1.69%	1.54%
Net Interest Margin (4)	6.32%	5.70%	5.32%	5.52%	5.49%
Dividend Payout Ratio (5)	16.04%	20.28%	20.67%	17.84%	14.83%
Equity to Assets Ratio (6)	8.02%	7.82%	7.54%	8.12%	7.85%
Net Loans to Total Deposits at Period End	92.44%	84.99%	78.90%	77.09%	80.30%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.00%	0.03%	0.02%	0.25%	0.88%
Nonperforming Assets to Total Loans and
Other Real Estate	0.00%	0.03%	0.02%	0.22%	0.88%
Net Charge-offs to Average Loans	0.00%	0.00%	0.03%	0.00%	0.05%
Allowance for Loan Losses to Net Loans at Period End	1.16%	1.16%	1.19%	1.16%	1.07%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	9.8%	9.5%	9.9%	10.4%	7.7%
Tier 1 Capital to Total Risk-Weighted Assets	11.4%	11.3%	12.2%	12.8%	10.4%
Total Capital to Total Risk-Weighted Assets	12.5%	12.5%	13.3%	14.0%	11.6%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2005 and 2004 and results of operations of the Company for each of the years in the three-year period ended December 31, 2005.(1) The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market. The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. Servicing assets are amortized over the estimated life of the related loan. I/O strips are not significant at December 31, 2005. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Summary of Performance

For 2005, net income was $7.20 million, compared to the $5.61 million earned in 2004 and net income of $5.27 million in 2003. Net income per diluted share was $.95 for 2005, as compared to $.74 during 2004 and $.71 in 2003. The Company’s Return on Average Assets (“ROAA”) was 1.51% and Return on Average Equity (“ROAE”) was 18.82% in 2005, as compared to 1.34% and 17.20%, respectively, in 2004 and 1.44% and 19.07%, respectively, for 2003.

Beginning in June of 2004 the Federal Reserve Board  began increasing its target rate and by year end the rate had increased by 1.25% to 5.25%. During 2005 this trend continued with the target rate reaching 7.25% by year end. This upward movement in rates helped the Company achieve a better net interest margin throughout the year. Net interest income, generated by a higher level of average earning assets and favorable changes in the Company’s deposit mix, increased by $6.2 million from 2004 to 2005. Moreover, the relatively stable long-term market rates allowed the Company to maintain a steady volume of mortgage loans, which we were able to sell at substantial gains. The Company was also able to sell several USDA Business and Industry guaranteed loans and SBA loans for substantial gains.

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

Net interest income, which is simply total interest income (including fees) less total interest expense, was $27.1 million in 2005 compared to $20.9 million and $17.1 million in 2004 and 2003, respectively. This represents an increase of 29.7% in 2005 over 2004 and an increase of 22.2% in 2004 over 2003. The amount by which interest income exceeds interest expense depends on several factors. Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

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

	Years Ended December 31,
	2005 over 2004			2004 over 2003
	Increase(decrease) due to			Increase(decrease) due to
Volume & Rate Variances	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands)

Earning Assets:
Loans	$5,201	$1,701	$6,902	$4,795	$(1,280)	$3,515
Federal funds sold	$(111)	$566	$455	$(207)	$61	$(146)
Investment Securities:			$—			$—
Taxable	$40	$9	$49	$102	$(55)	$47
Non-taxable(1)	$65	$(8)	$57	$7	$(2)	$5
Deposits in banks	$(26)	$21	$(5)	$79	$(37)	$42
Total earning assets	$5,169	$2,289	$7,458	$4,776	$(1,313)	$3,463

Interest-Bearing Liabilities
Interest bearing deposits:

Demand - interest bearing	$69	$138	$207	$233	$(544)	$(311)
Savings Accounts	$36	$(1)	$35	$38	$(14)	$24
Certificates of Deposit	$502	$339	$841	$118	$(170)	$(52)
Total interest bearing deposits	$607	$476	$1,083	$389	$(728)	$(339)
Borrowed funds:			$—			$—
Other Borrowings	$8	$184	$(1)	$(5)	$4	$(1)
Total Borrowed Funds	$8	$184	$192	$(5)	$4	$(1)
Total Interest Bearing Liabilities	$615	$660	$1,275	$384	$(724)	$(340)
Net Interest Margin/Income	$4,554	$1,629	$6,183	$4,392	$(589)	$3,803

(1)   Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Company’s net interest margin for 2005 was 6.32% an increase of 62 basis points from the 5.70% reported in 2004. For the year 2003, this margin was 5.32%. The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

Distribution, Rate & Yield

	Year Ended December 31,
	2005(a)			2004(a)			2003(a)
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets
Investments:
Federal Funds Sold	$30,066	$943	3.14%	$38,945	$488	1.25%	$57,811	$634	1.10%
Taxable	$5,793	$199	3.45%	$4,575	$151	3.30%	$2,308	$104	4.51%
Non-taxable(1)	$2,289	$111	4.85%	$1,039	$54	5.20%	$902	$49	5.43%
Deposits in Banks	$7,918	$239	3.02%	$8,862	$244	2.75%	$6,371	$201	3.15%
Total Investments	$46,066	$1,492	3.24%	$53,421	$937	1.75%	$67,392	$988	1.47%
Loans:
Agricultural	$25,388	$2,032	8.00%	$26,287	$1,909	7.26%	$22,573	$1,671	7.40%
Commercial	$63,051	$5,827	9.24%	$60,261	$4,996	8.29%	$55,694	$4,605	8.27%
Real Estate	$263,141	$20,967	7.97%	$203,675	$15,579	7.65%	$156,452	$12,866	8.22%
Consumer	$31,079	$2,120	6.82%	$23,689	$1,559	6.58%	$19,963	$1,386	6.94%
Total Loans	$382,659	$30,946	8.09%	$313,912	$24,043	7.66%	$254,682	$20,528	8.06%
Total Earning Assets(2)	$428,725	$32,438	7.57%	$367,333	$24,980	6.80%	$322,074	$21,516	6.68%
Non-Earning Assets	$48,167			$49,825			$44,259
Total Assets	$476,892			$417,158			$366,333
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$143,250	$934	0.65%	$136,612	$811	0.59%	$121,289	$1,050	0.87%
Savings	$36,759	$181	0.49%	$29,463	$145	0.49%	$22,409	$121	0.54%
Money Market	$41,795	$368	0.88%	$37,820	$284	0.75%	$29,494	$356	1.21%
TDOA’s, and IRA’s	$6,434	$183	2.84%	$6,895	$177	2.57%	$7,117	$201	2.82%
Certificates of Deposit < $100,000	$54,005	$1,510	2.80%	$45,681	$1,032	2.26%	$50,744	$1,343	2.65%
Certificates of Deposit > $100,000	$47,417	$1,492	3.15%	$36,854	$1,136	3.08%	$28,300	$853	3.01%
Total Interest-Bearing Deposits	$329,660	$4,668	1.42%	$293,325	$3,585	1.22%	$259,353	$3,924	1.51%
Borrowed Funds:
Other Borrowings	$9,095	$663	7.29%	$8,935	$471	5.27%	$9,038	$472	5.22%
Total Borrowed Funds	$9,095	$663	7.29%	$8,935	$471	5.27%	$9,038	$472	5.22%
Total Interest Bearing Liabilities	$338,755	$5,331	1.57%	$302,260	$4,056	1.34%	$268,391	$4,396	1.64%
Demand Deposits	$89,325			$77,225			$66,347
Other Liabilities	$10,560			$5,066			$3,961
Shareholders’ Equity	$38,252			$32,607			$27,634
Total Liabilities and Shareholders’ Equity	$476,892			$417,158			$366,333

Interest Income/Earning Assets			7.57%			6.80%			6.68%
Interest Expense/Earning Assets			1.24%			1.10%			1.36%
Net Interest Margin(3)		$27,107	6.32%		$20,924	5.70%		$17,120	5.32%

(a)   Average balances are obtained from the best available daily or monthly data.

(1)   Yields on tax exempt income have not been computed on a tax equivalent basis.

(2)   Non-accrual loans have been included in total loans for purposes of total earning assets.

(3)   Represents net interest income as a percentage of average interest-earning assets.

(4)   Yields and amounts earned on loans include loan fees of $2,453,000, $2,303,000 and $1,954,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

During 2005, the Company’s net interest margin improved primarily as a result of the growth in and change in the mix of earning assets both investments and loans that contributed to an overall increase in net interest margin. On an average basis, the rates on loans increased by 43 basis points resulting in an increase in interest income of $1.7 million. This increase in rates was augmented by the increase in the average volume of loans of $69 million that generated an additional $5.2 million in loan related interest income. Overall interest income on earning assets increased by $7.5 million.

A large portion of the Bank’s loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price. Due to the favorable changes in the Company’s mix of deposits from the growth in average balances of NOW, savings and money market accounts, the Company was able to increase the overall level of deposits while controlling interest expense. The average rates paid on interest bearing deposits for 2005 was 1.42% compared to 1.22% in 2004 and 1.51% in 2003. The changes in rates in 2005 compared to 2004 were primarily due to the changes in interest rate brought on by Fed actions as discussed previously. The average rates that are paid on deposits generally trail behind these money market rate changes for three reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; (2) in the low interest rate environment of 2002 through 2004, banks were not able to decrease deposit rates as much as the Fed decreased its Federal funds target rates; and (3) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rate paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate. On an average basis, NOW account deposits were up $6.6 million, savings account deposits were up $7.3 million, money market account deposits were up $4.0 million and certificate of deposit balances were up $18.8 million. Average non interest bearing demand deposits balances also increased by $12.1 million or 15.7%, from 2004 to 2005.

From 2004 to 2005, the Company’s average loan portfolio grew by approximately $69 million, or 23.3%, building on the growth of $59 million, or 23.3% from 2003 to 2004. The earnings on that growth, net of associated funding costs, are a significant contributor to net interest income. Additionally, loan balances, which are the highest yielding component of the Company’s earning assets, increased during 2005 as a portion of the Company’s average asset base. During 2005, the loan portfolio averaged 80.2% of total assets, while for 2004 and 2003 such balances represented 75.3% and 69.5%, respectively, of average assets.

Based on these indications and current economic conditions, the Company expects moderate increases in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2006. In order to fund the loan portfolio growth anticipated in 2006, it is anticipated that the Company’s net interest margin will experience some compression as we will have to pay higher rates on deposits to attract the funds necessary for that growth. Net interest income should increase if loans grow as planned even if the loan growth is funded by higher priced deposits. However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

For the year 2005, non-interest income increased by $693,000 or (11.5%) to $6,711,000 as compared to $6,019,000 for 2004. Non interest income in 2003 was $5,950,000. The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, alternative investment fees earned on the sales of non-deposit investment products and merchant credit card fees. Service charges on deposit accounts and loan sales income in 2005 accounted for 35.0% and 27.8%, respectively, of total non-interest income, as compared to 34.7% and 30.3%, respectively, for 2004 and 23.5% and 46.8%, respectively, for 2003. Loan servicing income, alternative investment fees and merchant credit card fees for 2005 were 6.3%, 7.7% and 5.8% respectively, of total non-interest income, as compared to 6.4%, 7.1% and 5.1%, respectively, for 2004 and 6.4%, 3.7% and 5.8%, respectively, for 2003.

The primary source of non-interest income during 2005 was from service charges on deposit accounts followed closely by the gain recognized on the sale of loans. The increase in service charges on deposit accounts was primarily a result of the fees charged on additional deposit accounts opened during the year, an overall increase in the fee structure charged for services and the overdraft privilege deposit product which on a year over year basis increased $361,000. Loan sales income increased $169,000 from $1,637,000 in 2004 to $1,806,000 in 2005. This was a result of the higher volume of mortgage loans and government guaranteed loans originated and sold during 2005. Mortgage loan activity was still vigorous in 2005 and fees derived from the sale of these loans increased. We anticipate sales of existing homes continuing throughout 2006 as mortgage rates remain attractive and the construction of new homes continues. The loan portfolio also includes loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business-Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.

The portfolio of real estate loans being serviced by the Company declined by 3% from 2004 to 2005. The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company declined by 8% from 2004 to 2005. These reductions resulted in a decrease in loan servicing income of $90,000 from $571,000 in 2004 to $481,000 in 2005.

Alternative investment fees earned on the sales of non-deposit investment products increased by $92,000 in 2005 compared to 2004 primarily as a result of aggressive sales techniques and excellent referrals from the branch network.

Merchant credit card fees increased by $53,000 from 2004 to 2005, but were approximately the same percentage of average earning assets. Through more aggressive marketing efforts of this product, management expects income from this area to increase somewhat in 2006.

The Company is increasingly focused on enhancing its fee income. Based on the Company’s efficiency ratio of 61.6% for 2005, 62.1% for 2004, and 60% for 2003 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this activity will continue for the foreseeable future.

The Company’s total non-interest expense increased to $20.9 million in 2005, as compared to $16.8 million in 2004, and $13.9 million in 2003.

The largest dollar increase in non-interest expense was in salaries and employee benefits, which increased by $2,290,000, or 22.9% from 2004 to 2005. This increase resulted from normal cost of living raises, salaries paid to employees for a full year in 2005 at the three branch offices opened during 2004 in Red Bluff, Marysville and Colusa as well as the branch office in Corning opened in March, 2005 and the branch office opened in Redding in September, 2005. We also opened a Loan Production Office in the city of Gridley in July, 2005. Commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continued to grow also contributed to the increase. The increase in salaries and benefits in 2004 compared to 2003 was $1,829,000 or 22.4%. Full time equivalent employees increased to 240 at December 31, 2005 from 204 at December 31, 2004 and 177 at December 31, 2003. Benefit costs and employer taxes increased commensurate with the salaries. It is management’s opinion that the Company can achieve significant growth in loans and deposits with the staff as it exists. Additional increases in staff will take place during 2006 as the Company moves its branches in Red Bluff, Marysville, and Corning to new larger locations and with the opening of an additional full service branch in Redding during the third quarter.

Occupancy and equipment expenses were $2,969,000, an increase of $444,000 or 18% when compared to the 2004 total of $2,525,000. Much of the increase in occupancy expense was related to furniture, fixtures and equipment for the new Red Bluff, Marysville, Colusa opened during 2004, and the Corning and Redding branch offices opened in 2005. The lease agreements and remodeling costs associated with these offices, also added to the year over year increase. The increase in occupancy expenses in 2004 compared to 2003 was $488,000 or 24%.

The majority of the increase in professional services costs of $402,000 from 2004 to 2005 relates to outsourcing audit work and the application process for the Company to join the NASDAQ exchange. The increase in 2004 compared to 2003 was due to outsourcing of audit work. We anticipate these costs may go up substantially in 2006 as we go through the process of implementing Sarbanes-Oxley 404 compliance. Advertising and marketing expenses increased by 36% in 2005 from 2004 after a slight increase in 2004 from 2003 as we promoted the Bank within the areas we expanded to.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, director fees and retirement accruals, advertising and promotion, and other expenses totaled $4,651,000 for 2005 compared to $3,657,000 in 2004 and $3,162,000 in 2003, an increase of 27.2% and 15.7% on a year over year basis. Management considers this increase in expenses commensurate with the growth of the Company.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	2005	% of Total	2004	% of Total	2003	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,351	35.03%	$2,086	34.66%	$1,397	23.48%
Gain on sale of loans	$1,806	26.91%	$1,637	27.20%	$1,978	33.24%
Loan servicing income	$481	7.17%	$571	9.49%	$1,185	19.92%
Alternative investment fees	$520	7.75%	$428	7.11%	$218	3.66%
Merchant card processing fees	$390	5.81%	$337	5.60%	$343	5.76%
Earnings from cash surrender value of bank owned life insurance	$294	4.38%	$284	4.72%	$380	6.39%
Other	$869	12.95%	$675	11.22%	$449	7.55%
Total non-interest income	$6,711	100.00%	$6,018	100.00%	$5,950	100.00%
As a percentage of average earning assets		1.57%		1.64%		1.85%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$12,270	58.64%	$9,980	59.42%	$8,151	58.70%
Occupancy and equipment	$2,969	14.19%	$2,525	15.03%	$2,037	14.67%
Professional fees	$1,035	4.95%	$633	3.77%	$537	3.87%
Telephone and postage	$580	2.77%	$511	3.04%	$498	3.59%
Stationery & supply costs	$545	2.60%	$521	3.10%	$549	3.95%
Director fees and retirement accrual	$469	2.24%	$408	2.43%	$357	2.57%
Advertising and promotion	$412	1.97%	$302	1.80%	$277	1.99%
Other	$2,645	12.64%	$1,915	11.40%	$1,481	10.66%
Total non-interest expense	$20,925	100.00%	$16,795	100.00%	$13,887	100.00%
As a % of average earning assets		5.70%		4.57%		4.31%

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings. The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions for loan losses and undisbursed commitments in 2005, 2004, and 2003 were $825,000, $790,000, and $655,000 respectively. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses.”

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

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books. At December 31, 2005, the Company’s $4.2 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction offset by the temporary differences related to certain deferred tax liabilities.

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

A comparison between the summary year-end balance sheets for 2005 through 2001 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, deposits, and shareholders’ equity have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2002 when the Company grew by $65 million, or 23.8%. Growth in the Company’s total assets over the past year approximated $45 million, or 10.0%, as compared to growth in 2004 of $63 million or 16.3%.

On the liability side, the deposit mix remained relatively unchanged in 2005. The average rates paid only increased 23 basis points as the re-pricing of time sensitive deposits lagged the increases in the interest rate environment. This resulted in a positive impact on the Company’s net interest margin. Throughout 2005 deposit growth was achieved in our newer markets in Red Bluff and Corning and in our more seasoned Yuba City and Chico branches. In our Paradise market we realized a decline in deposits which is being addressed during 2006 with campaigns to recapture the lost market share. The Oroville market share remained stable during 2005.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision. The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category. At December 31, 2005, gross loans represented 82.3% of total assets, as compared to 76.4% and 70.8% at December 31, 2004 and 2003, respectively. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 2001 and 2005. The Loan Distribution table which follows sets forth the amount of the Company’s total loans outstanding in each category at the dates indicated.

Loan Portfolio Composition

The following table sets forth the composition of the Company’s loan portfolio by type as of the dates indicated:

Loan Distribution

(dollars in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Agricultural	$24,803	$22,177	$20,820	$18,935	$19,407
Commercial	$61,162	$58,662	$57,739	$48,661	$42,517
Real estate - mortgage	$173,449	$146,876	$111,249	$82,057	$52,315
Real estate - construction	$111,130	$90,643	$63,345	$64,565	$68,943
Installment	$36,501	$26,219	$21,698	$19,325	$17,764
	$407,045	$344,577	$274,851	$233,543	$200,946

Deferred loan origination fees, net	$(1,108)	$(1,022)	$(1,033)	$(837)	$(674)
Allowance for loan losses	$(4,716)	$(4,000)	$(3,262)	$(3,007)	$(2,397)
	$401,221	$339,555	$270,556	$229,699	$197,875

Percentage of Total Loans
Agricultural	6.09%	6.44%	7.58%	8.11%	9.66%
Commercial	15.03%	17.02%	21.01%	20.84%	21.16%
Real Estate - mortgage	42.61%	42.63%	40.48%	35.13%	26.03%
Real Estate - construction	27.30%	26.31%	23.05%	27.65%	34.31%
Installment	8.97%	7.60%	7.88%	8.27%	8.84%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased $203 million, or 103%, over the last four years. The largest percentage growth during 2005 came in installment loans while real estate mortgages showed the largest dollar volume increase.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as consumer loans. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. Loans secured by real estate grew by $47 million, or 20%, and commercial loans grew by $2.5 million, or 4.3%, during 2005. Loans secured by real estate and commercial loans comprised 69.9% and 15%, respectively, of the Bank’s total loan portfolio at the end of 2005.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence. Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program. For the fiscal year ended September 30, 2004, the Company was named the number two USDA Business and Industry lender in California and the number nine lender for the entire United States by originating over $10.8 million in loans. The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally. This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

The most significant shift in the loan portfolio mix over the past five years has been in loans secured by real estate mortgages, which increased from 26.0% of total loans at the end of 2001 to 42.6% of total loans at the end of 2005. Real estate lending is an important part of the Company’s focus, and is likely to remain so for the immediate future. Commercial loans, however, declined to just 15.0% of total loan balances by the end of 2005 from 21.2% at the end of 2001, and agricultural loans dropped during the same period to 6.1% of the Company’s total loan balances from 9.7%. The decline in the percentage of agricultural loans to total loans over the last few years has been due to the growth in the other lending areas outpacing the growth in the agricultural lending. We continue to have the same borrowing relationships year after year and have not substantially expanded this part of our business.

Another important aspect of the Company’s loan business has been that of residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years. During 2005, the Company originated and sold aggregate balances of approximately $78 million of such loans, a $9 million increase from the $69 million originated and sold in 2004. The Company services the mortgage loans sold to the Federal National Mortgage Association (FNMA). As of December 31, 2005, aggregate balances of $157 million were being serviced as compared to $162 million at the end of 2004.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement. Total unused commitments to extend credit were $201 million at December 31, 2005 as compared to $148 million at December 31, 2004. These commitments represented 49% of outstanding gross loans at December 31, 2005 and 44% at December 31, 2004, respectively. The Company’s stand-by letters of credit at December 31, 2005 and 2004 were $4.9 million and $4.6 million, respectively, which represented approximately 2.4% and 3.1% of total commitments outstanding at the end of 2005 and 2004 respectively. It is not anticipated that all of these stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise. The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. The table in Note 16 to the consolidated financial statements shows that at December 31, 2005, the difference in the carrying amount of loans, i.e., their face value, is about $ 6.4 million or 1.6 % less than their fair value. At the end of 2004, the fair value of loans was about $4.3 million or 1.3% less than the carrying amount.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2005, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years. (Non-accrual loans are intermixed within each category.)

Loan Maturity

(dollars in thousands)

					Floating	Fixed
	One	One	Over		rate:	rate:
	year or	to five	five		due after	due after
	less	years	years	Total	one year	one year
Agricultural	$15,560	$8,566	$677	$24,803	$—	$9,243
Commercial	$22,945	$16,716	$21,501	$61,162	$727	$37,490
Real Estate Mortgage	$76,222	$87,058	$10,169	$173,449	$1,306	$95,921
Real Estate Construction	$102,987	$8,143	$—	$111,130	$—	$8,143
Installment	$4,124	$30,552	$1,825	$36,501	$—	$32,377

TOTAL	$221,838	$151,035	$34,172	$407,045	$2,033	$183,174

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

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Colusa, Sutter, Sacramento, Shasta, Tehama, and Yuba counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets. The Company’s asset quality continues to be excellent with delinquency ratios at very low levels. The Company is optimistic that the local and regional economy will continue to perform, but no assurance can be given that this performance will in fact continue.

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

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Nonaccrual Loans:
Agricultural	$—	$17	$—	$—	$—
Commercial and Industrial	$—		$46	$134	$1,554
Real Estate
Secured by Commercial/Professional Office	$—	$—	$—	$—	$—
Properties Including Construction and Development	$—	$—	$—		$221
Secured by Residential Properties	$—	$84	$—	$—	$—
Secured by Farmland	$—	$—		$460	$—
Consumer Loans	$9		$8	$—	$—
SUBTOTAL	$9	$101	$54	$594	$1,765

Other Real Estate (ORE)	$—	$—	$—		$13
Total non-performing Assets	$9	$101	$54	$594	$1,778
Restructured Loans	N/A	N/A	N/A	N/A	N/A
Non-performing loans as % of total gross loans	0.00%	0.03%	0.02%	0.25%	0.88%
Non-performing assets as a % of total gross
loans and other real estate	0.00%	0.03%	0.02%	0.22%	0.88%

Total non-performing balances stood at $9,000 at the end of 2005, which was an automobile loan. This vehicle had been recovered through repossession and was expected to be sold in the first quarter of 2006. There was no ORE outstanding at December 31, 2005, 2004 or 2003. Other than the loans included as non-performing assets at December 31, 2005, the company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at a future date.

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

Allowance For Loan Losses

(dollars in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Balances:
Average gross loans outstanding during period	$382,659	$313,912	$254,682	$216,953	$194,448
Gross loans outstanding at end of period	$407,045	$344,577	$274,851	$233,542	$200,946

Allowance for Loan Losses:
Balance at beginning of period	$4,000	$3,587	$3,007	$2,397	$2,000
Adjustments
Provision Charged to Expense	$825	$790	$655	$603	$500

Loan Charge-offs
Agricultural
Commercial & Industrial Loans	$—	$11	$77	$—	$29
Real Estate Loans			$—	$4	$—
Consumer Loans	$9	$12	$4	$3	$95
Credit Card Loans			$—	$—	$9
Total	$9	$23	$81	$7	$133

Recoveries
Agricultural			$—	$—	$—
Commercial & Industrial Loans	$1	$15	$—	$14	$16
Real Estate Loans			$—	$—	$—
Consumer Loans	$—	$12	$6	$—	$10
Credit Card Loans			$—	$—	$4
Total	$1	$27	$6	$14	$30
Net Loan Charge-offs	$8	$(4)	$75	$(7)	$103
Reserve for unfunded commitments	$(100)	$(381)
Balance at end of period	$4,717	$4,000	$3,587	$3,007	$2,397

Ratios:
Net Loan Charge-offs to Average Loans	0.00%	0.00%	0.03%	0.05%	0.13%
Allowance for Loan Losses to Gross Loans at End of Period	1.16%	1.16%	1.31%	1.29%	1.19%
Allowance for Loan Losses to Non-Performing Loans	52411.11%	3960.40%	6642.59%	506.23%	134.81%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	0.17%	-0.10%	2.09%	-0.23%	4.30%
Net Loan Charge-offs to Provision Charged to Operating Expense	0.97%	-0.51%	11.45%	-1.16%	20.60%

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

Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio. The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes. Management believes that our current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan losses is adequate as of December 31, 2005 to cover known and inherent risks in the loan portfolio. However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

(dollars in thousands)

	As of December 31,
	2005		2004		2003		2002		2001
		% Total (1)		% Total (1)		% Total (1)		% Total (1)		% Total (1)
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Agricultural	$200	6.09%	$244	6.44%	$179	7.58%	$146	8.11%	$142	9.66%
Commercial	$1,123	15.03%	$690	17.02%	$1,258	21.01%	$735	20.84%	$494	21.16%
Real Estate	$3,488	69.91%	$3,027	68.93%	$1,815	63.52%	$1,379	62.78%	$1,201	60.34%
Installment Loans	$386	8.97%	$420	7.61%	$335	7.89%	$747	8.27%	$560	8.84%
Reserve for Unfunded Commitments	$(481)		$(381)		$(325)		$(256)		$(205)
TOTAL	$4,716	100.00%	$4,000	100.00%	$3,262	100.00%	$2,751	100.00%	$2,192	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2005, the Company’s allowance for loan losses was $4.7 million. The loan loss and undisbursed commitment provisions in 2005, 2004, and 2003 totaled $825,000, $790,000, and $655,000, respectively. Over the past five years, net charge-offs have averaged $35,000. Through the diligent efforts of our loan officers and collection personnel, the Company ended 2005 with net loan losses of $8,000, compared to net recoveries of $4,000 during 2004.

Other Loan Portfolio Information

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 10 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights:  The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans. Some are sold “servicing released” and the purchaser takes over the collection of the payments. However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. The Company recognizes the rights to service mortgage loans for others as separate assets. For loans originated for sale, a portion of the investment in the loan is attributed to the right to receive this fee for servicing and this value is recorded as a separate asset. Mortgage servicing assets are carried at their amortized cost, which approximates fair value. At December 31, 2005 and 2004, the amortized cost of these assets was $1,073,000 and $1,348,000 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $6.7 million at December 31, 2005. The Company classified its investments into two portfolios: “held-to-maturity”, and “available-for-sale”. The Company does not have any investments classified as trading. The held-to-maturity portfolio should consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted under GAAP. Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for growth in the loan portfolio.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $3,357,000 and $2,304,000, for December 31, 2005 and 2004, respectively.

The total investment portfolio decreased in size in 2005 to $6.7 million at the end of the year from its starting balance of $6.9 million. The Company’s investment portfolio is composed primarily of:  (1) U.S. Treasury and Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential. The relative distribution of these groups within the overall portfolio changed in 2005, with most of the securities purchased being classified as available-for-sale. The U.S. Treasury and Agency issues continue to be the largest portion of the total portfolio at 80%, up from 79% at the end of 2004. Municipal issues comprised 20% of total investments at the end of 2005, down slightly from 21% at the end of 2004.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio

(dollars in thousands)

	As of December 31,
	2005		2004		2003
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
Held to maturity
US Government Agencies & Corporations	2,317	2,332	2,481	2,482	3,277	3,270
State & political subdivisions			101	101	545	554
Total held to maturity	$2,317	$2,332	$2,582	$2,583	$3,822	$3,824
Available for sale
US Government Agencies & Corporations	3,009	2,964	3,004	3,002	300	302
State & political subdivisions	1,356	1,380	1,356	1,377	200	200
Total available for sale	$4,365	$4,344	$4,360	$4,379	$500	$502
Total Investment Securities	$6,682	$6,676	$6,942	$6,962	$4,322	$4,326

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2005. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

(dollars in thousands)

	As of December 31, 2005
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
US Government agencies & corporations		—	1,000	3.50%	1,212	5.01%	120	5.88%	2,332	4.41%
State & political subdivisions		—			—	—	—	—	—
Total held to maturity	$—	—	$1,000	3.50%	1,212		$120	5.88%	$2,332	4.41%
Available for sale
US Government agencies & corporations	993	3.01%	984	3.22%	987	4.94%	—	—	2,964	3.72%
State & political subdivisions	—	—	—		—	—	1,380	4.75%	1,380	4.75%
Total available for sale	$993	3.01%	$984	3.22%	$987	4.94%	$1,380	4.75%	$4,344	4.05%
Total investment securities	$993	3.01%	$1,984	3.36%	$2,199	4.98%	$1,500	4.84%	$6,676	4.17%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets. At December 31, 2005 these areas comprised 3.8% of total assets, as compared to 4.8% of total assets at December 31, 2004. The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers. The vault cash amount for December 31, 2005 was $3.6 million.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1,574,000 for the year ended December 31, 2005 as compared to $1,313,000 during 2004 and $934,000 during 2003. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2005			2004			2003
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$2,176	$—	$2,176	$1,519	$—	$1,519	$1,193	$—	$1,193
Buildings	$6,908	$1,425	$5,483	$5,761	$1,172	$4,589	$5,667	$946	$4,721
Leasehold Improvements	$994	$386	$608	$841	$248	$593	$690	$168	$522
Construction in progress	$622	$—	$622	$75	$—	$75	$138	$—	$138
Furniture and Equipment	$7,384	$5,052	$2,332	$6,242	$3,991	$2,251	$5,106	$3,126	$1,980
Total	$18,084	$6,863	$11,221	$14,438	$5,411	$9,027	$12,794	$4,240	$8,554

The net book value of the Company’s premises and equipment increased by $2,193,000 in 2005, primarily due to the opening of the new branches in Corning and Redding , and the Loan Office in Gridley. The Company also purchased a 14,000 square foot building in Chico that will serve as the corporate administrative headquarters and also house other service departments. This building is currently being remodeled and should be ready for occupancy in the third quarter of 2006. As a percentage of total assets, the Company’s premises and equipment was 2.3%, at the end of 2005, 2.0% at the end of 2004 and 2.2% at the end of 2003.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000. The Company’s community-oriented deposit gathering activities in Butte, Colusa, Shasta, Sutter, Tehama, and Yuba counties, however, have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume increased to $434 million at the end of 2005, as compared to $399 million at the end of 2004. Deposit growth of $35 million was achieved during 2005, both as a result of the newer branches opening and the growth of the other more established branches within the system. The mix of the deposits changed very little from 2004 to 2005. Lower cost core deposit accounts (demand deposits, NOW accounts, money market, and savings) increased by 6 % or $18 million while the higher cost certificates of deposit balances increased by 16% or $17 million. We expect increasing deposit rates and pressure from competition will impact the Company’s cost of funds and net interest margin in 2006.

As deposit rates continued to rise in 2005 from their extremely low levels in 2003, depositors gradually moved their funds out of liquid transaction accounts back into certificates of deposit. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits, such as certificates of deposit that pay a fixed rate for some specified term, than with deposit types that have administered rates. With time deposits accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

The scheduled maturity distribution of the Company’s time deposits, including IRA accounts as of December 31, 2005 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2005
	Three	Three	One	Over
	months	to twelve	to three	three
	or less	months	years	Years	Total
Time Certificates of Deposits < $100,000	$12,398	$33,988	$13,645	$1,131	$61,162
Other Time Deposits > $100,000	$7,097	$24,670	$27,283	$450	$59,500

TOTAL	$19,495	$58,658	$40,928	$1,581	$120,662

Notes Payable and Other Borrowings

The Company has $15 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2005 and 2004.

The following summarizes the note payable to the Company’s subsidiary grantor trust at December 31, 2005:

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust I With interest adjusted and payable quarterly based on 3-month Libor plus 3.30% to a maximum of 12.5% (7.45% at December 31, 2005), redeemable beginning December 31, 2007, due December 31, 2032.	$8,248

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trust. Interest expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 related to the junior subordinated debentures was $592,000, $438,000 and $439,000, respectively. These junior subordinated debentures currently qualify as Tier 1 capital when determining regulatory risk-based capital ratios.

The ESOP obtained financing through a $1.2 million unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of November 12, 2012. At December 31, 2005, the interest rate was 7.00%. Advances on the line of credit totaled $981,000, $835,000 at December 31, 2005 and 2004, respectively. A summary of the activity in this line of credit follows.

ESOP Note Payable	2005	2004	2003
(dollars in thousands)
Balance at December 31	$981	$835	$832

Average amount outstanding	$865	$778	$786

Maximum amount outstanding at any month end	$1,080	$848	$843

Average interest rate for the year	6.13%	4.31%	4.15%

On June 1, 2005, Community Valley Bancorp entered into a short term, unsecured note payable in a principal amount of $800,000 in conjunction with the purchase of real property. The interest rate on the note at December 31, 2005 was 4.5%. The note was paid in full on January 4, 2006.

Capital Resources

At December 31, 2005, the Company had total shareholders equity of $41.6 million, comprised of $7.7 million in common stock, and $33.9 million in retained earnings. Total shareholders equity at the end of 2004 was $34.5 million. Net income has provided $18.1 million in capital over the last three years, of which $3 million or approximately 17% was distributed in dividends. The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2002, the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with GAAP.

The Company paid quarterly cash dividends totaling $1,092,000 or $.16 per share in 2005 and $1,091,000 or $.153 per share in 2004, representing 15.8% and 19.5%, respectively of the prior year’s earnings. (As the holding company reorganization became effective on May 23, 2002, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  Since the second quarter of 2001, the Bank (or the Company, as applicable) has adhered to a policy of paying quarterly cash dividends totaling about 17% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity. The Company anticipates paying dividends in the future consistent with the general dividend policy as described above. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

At December 31, 2005, the Company had a Tier 1 risk based capital ratio of 11.4%, a total capital to risk-weighted assets ratio of 12.6%, and a leverage ratio of 9.8%. The Company had a Tier 1 risk-based capital ratio of 11.3%, a total risk-based capital ratio of 12.5%, and a leverage ratio of 9.5% at December 31, 2004. Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2005 and 2004.

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

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2005 commitments to extend credit were the Company’s only financial instruments with off-balance sheet risk. Loan commitments increased to $201 million from $148 million at December 31, 2004. The commitments represent 49% of the total loans outstanding at year-end 2005 versus 44% at December 31, 2004.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2005:

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

Subordinated debentures	—	—	—	8,248	8,248
Operating lease obligations	630	1,351	1,330	5,612	8,923
Deferred compensation (1)	—	—	—	3,037	3,037
Supplemental retirement plans (1)	116	242	390	1,412	2,160
Notes payable	800			981	1781
Total contractual obligations	$1,546	$1,593	$1,720	$19,290	$24,149

(1)  These amounts represent the accrued liabilities as of December 31, 2005 under the Company’s deferred compensation and supplemental retirement plans. See Note 15 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

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

Additionally, the Company maintains $15 million in unsecured borrowing arrangements with two of its correspondent banks. The Company also has the ability to raise deposits through various deposit brokers, sell investment securities, or sell loans if required for liquidity purposes

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has risk management policies to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments.

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

The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 5%, 15%, and 25% upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario. As of December 31, 2005, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Int. Income Change	$864,000	$-901,000	$1,732,000	$-2,380,000	$2,604,000	$-2,659,000

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by about $1,732,000, or approximately 6.04%. Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely decrease by approximately $2,380,000, or 8.29%, over the next year.

The results for the Company’s December 31, 2005, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

The amount of change is based on the profiles of each loan and deposit class, which include the rate, the likelihood of prepayment or repayment, whether its rate is fixed or floating, the maturity of the instrument and the particular circumstances of the customer. The quantification of the change in economic value is somewhat apparent in Note 16, Fair Value of Financial Instruments, in the consolidated financial statements; however such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

2005 Quarter	1st	2nd	3rd	4th

Interest income	$7,054	$7,675	$8,583	$9,126
Net Interest income	$5,907	$6,506	$7,177	$7,514
Net interest income after provision for loan losses	$5,682	$6,281	$6,952	$7,367

Net income	$1,454	$1,730	$2,159	$1,855

Net income per share, basic	$0.20	$0.24	$0.30	$0.26

Net income per share, diluted	$0.19	$0.23	$0.29	$0.24

Dividends declared	$0.040	$0.040	$0.040	$0.040

2004 Quarter	1st	2nd	3rd	4th

Interest income	$5,575	$5,840	$6,306	$7,259
Net Interest income	$4,587	$4,881	$5,521	$5,935
Net interest income after provision for loan losses	$4,362	$4,691	$5,296	$5,785

Net Income	$1,088	$1,465	$1,594	$1,463

Net income per share, basic	$0.15	$0.20	$0.23	$0.20

Net income per share, diluted	$0.15	$0.19	$0.21	$0.19

Dividends Declared	$0.0375	$0.0375	$0.0375	$0.0375

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information require by Item 7a of Form 10-K is contained in the Liquidity and Market Risk Management section of Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements begin on page 57 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2005.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth, as of February 15, 2006, the names of, and certain information regarding, the directors of Community Valley Bancorp.

		Year First	Principal Occupation
Name and Title		Appointed	During the
Other than Director	Age	Director	Past Five Years

M. Robert Ching, M.D.	60	2002	Orthopedic surgeon.

John F. Coger Executive V.P. CFO/COO	56	2004	Executive Vice President Chief Financial Officer and Chief Operating Officer of the Bank.

Eugene B. Even	78	2002	Retired.

John D. Lanam	71	2002	Retired. Former attorney and senior partner of McKernan, Lanam, Bakke, Benson & Bodney, a law firm.

Donald W. Leforce Chairman of the Board	58	2002	Retired. Past President and Secretary/Treasurer of Compass Equipment, Inc., a distributor of mining and heavy construction equipment.

Charles J. Mathews	68	2003	Owner of Mathews Farms and Partner in Mathews Rice Dryer.

Ellis L. Matthews	72	2002	Retired.

Robert L. Morgan, M.D.	78	2002	Retired.

Luther McLaughlin	61	2005	President and managing director of Matson and Isom an accountancy firm.

James S. Rickards Secretary	55	2002	Real estate broker associated with Century 21 Select since April, 2000.

Keith C. Robbins President/CEO	64	2002	President and Chief Executive Officer of the Bank.

Gary B. Strauss, M.D. Vice Chairman	75	2002	Retired.

Jack Schmelke	83	2005	Retired.

Hubert I. Townshend	69	2002	Retired. Formerly involved in general engineering, contracting and equipment rental.

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

Compensation of Directors

During 2005, directors, other than Mr. Robbins and Mr. Coger, received a base fee of $900.00 per month for serving as directors (provided the director attends 75% of the meetings) and received additional fees for chairing meetings and attending meetings. Mr. Robbins and Mr. Coger (appointed to the Board of Directors in September 2004) also received a base fee of $900.00 per month for serving as a director. Community Valley Bancorp’s Chairman of the Board also received an additional $500 per month for serving as the Chairman. Any director, other than Mr. Robbins and Mr. Coger, who chaired a Board of Directors or committee meeting, which met during the month, received an additional $50.00 per month for serving as the chairman. In addition, directors, other than Mr. Robbins and Mr. Coger, but including the chairman, who attended any Board meeting, also received an additional $365.00 per Board of Directors meeting attended. Directors, other than Mr. Robbins and Mr. Coger, but including the chairman of any committee, who attended any committee meeting held at the same gathering as a Board of Director’s meeting (other than one committee meeting held concurrently with the Board meeting) also received an additional $50.00 per committee meeting attended. Directors, other than Mr. Robbins and Mr. Coger, but including the chairman of any committee, who attended any other committee meeting received $350 per committee meeting attended. In addition, if any Board of Directors or committee meeting extended beyond three hours, directors, other than Mr. Robbins and Mr. Coger, received an additional $105.00 per hour for each hour the meeting extended over three hours, subject to a maximum additional $210.00 per meeting. Directors, other than Mr. Robbins and Mr. Coger, who traveled to a Board of Directors or committee meeting held outside the town of the director’s residence received an additional $15.00 travel fee per meeting and all other travel in connection with the Board of Director’s or Community Valley Bancorp’s activities was compensated at the Internal Revenue Service’s rate per mile.

During 2006, the compensation to directors will remain the same as above except Community Valley Bancorp’s Chairman of the Board of Directors will receive $800.00 for serving as the Chairman.

In May, 1997, each director of Community Valley Bancorp received a stock option under Community Valley Bancorp’s 1997 Stock Option Plan to acquire 26,394 shares of common stock, giving effect to all stock dividends and splits. The exercise price for these shares is $2.30 per share, giving effect to all stock dividends and splits. The options are for a term of ten years expiring in May, 2007 and are 100% vested.

In addition, in May, 2000, each director of Community Valley Bancorp, received a stock option under Community Valley Bancorp’s 2000 Stock Option Plan to acquire 26,666 shares of common stock, giving effect to all stock dividends and splits after May 2000. The exercise price for these shares is $4.71 per share. The options are for a term of ten years expiring in May, 2010. The vesting of the director options is 20% of the total option amount per year with the first 20% amount having vested in May, 2001. In October 2003, Director Charles Mathews received a stock option under Community Valley Bancorp’s 2000 stock option plan to acquire 5,332 shares of common stock, giving effect to all stock dividends and splits after October, 2003. The exercise price for these shares is $7.24 per share. The options are for a term of ten years expiring in October, 2013. The vesting of the director options is 20% of the total option amount per year with the first 20% amount having vested in October, 2004. In March 2005, Director Luther McLaughlin received a stock option under Community Valley Bancorp’s 2000 stock option plan to acquire 4,000 shares of common stock, giving effect to all stock dividends and splits after March, 2005. The exercise price for these shares is $13.25 per share. The options are for a term of ten years expiring in March, 2015. The vesting of the director options is 20% of the total option amount per year with the first 20% amount vesting in March, 2006.

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

Executive Officers

The following table sets forth information, as of February 15, 2006, concerning executive officers of Community Valley Bancorp:

Name	Age	Position and Principal Occupation For the Past Five Years
Keith C. Robbins	64	President and Chief Executive Officer of Community Valley Bancorp

John F. Coger	56	Executive Vice President and Chief Financial Officer and Chief Operating Officer of Community Valley Bancorp.

Item 11. Executive Compensation

The persons serving as the executive officers of Community Valley Bancorp received during 2005, and are expected to continue to receive in 2006, cash compensation in their capacities as executive officers of Community Valley Bancorp

The following Summary Compensation Table indicates the compensation of Community Valley Bancorp’s executive officers.

2005

Summary Compensation Table

Annual Compensation						Long Term Compensation
						Awards		Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options/ SARS	LTIP Payouts ($)	All Other Compensation ($)(4)(5)
Keith C Robbins	2005	$255,918	(1)	$250,592	0	0	0	0	$17,464
President and Chief	2004	$234,108	(2)	$249,605	0	0	0	0	$20,998
Executive Officer	2003	$234,108	(2)	$237,527	0	0	0	0	$19,129
John F Coger	2005	$160,293	(1)	$191,645	0	0	0	0	$14,445
Executive Vice President, Chief Financial Officer and	2004	$147,540	(3)	$190,891	0	0	0	0	$13,460
Chief Operating Officer	2003	$145,140		$181,654	0	0	0	0	$10,948

(1) Includes $10,800 in directors fees

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

2005

Option/SAR Exercises and Year-End Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Value

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options/SARs at Year-End ($) Exercisable/ Unexercisable
Keith C Robbins	-0-	-0-	Options Only 50,610/0	Options Only $540,668/$0

John F Coger	-0-	-0-	Options Only 441/0	Options Only $4,207/$0

Mr. Robbins has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2007. In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract. Mr. Robbins’ annual salary is currently fixed at $255,918 and may be renegotiated. Under the terms of the employment contract, Mr. Robbins is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria. In the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 22.5% of the amount in excess of the 10% return on equity. Mr. Robbins will be entitled to incentive compensation in the amount of 36.75% of the bonus pool. Mr. Robbins’ employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days. In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Robbins in a like position, he shall paid an amount equal to the remaining term of the employment contract.

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

Mr. Robbins has an Executive Supplemental Retirement Plan Agreement that provides him with the option of deferring a portion of his salary. Mr. Robbins has elected to defer $20,000 per year. Community Valley Bancorp has established a Deferral Account on its books for Mr. Robbins and credits to the Deferral Account the fees deferred by Mr. Robbins and interest on the account balance at a rate equal to Community Valley Bancorp’s prime lending rate as of December 31 of the previous year plus one-half percent compounded each December 31 and assuming all deferrals have been made as of January 1 of such year. In addition, Community Valley Bancorp has purchased an annuity for protection of the benefits. All earnings received above Community Valley Bancorp’s normal anticipated after tax return earnings on the annuity and the cost of an insurance policy related to this benefit are also credited to Mr. Robbins’ Deferral Account. The Deferral Account is not a trust fund of any kind and Mr. Robbins is a general unsecured creditor of Community Valley Bancorp for the payment of the benefits. Benefits under the Supplemental Retirement Plan Agreement are payable upon Mr. Robbins’ termination of service. Upon Mr. Robbins’ retirement at age 65, he will be entitled to the Deferral Account balance in two hundred forty (240) monthly installments beginning on the first day of the month following his retirement, unless Mr. Robbins elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise. If Mr. Robbins retires or terminates service prior to the age of 65, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in two hundred forty (240) monthly installments beginning on the first day of month following his attaining age 65, unless Mr. Robbins elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.

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

Mr. Coger has a three year employment contract with Community Valley Bancorp beginning April 27, 1995 and which currently expires April 27, 2007. In addition, unless the employment contract is otherwise terminated, the term of the employment contract shall automatically extend in annual increments of one year so as to always remain a three year employment contract. Mr. Coger’s annual salary is currently fixed at $169,263 and may be renegotiated. Under the terms of the employment contract, Mr. Coger is entitled to incentive compensation provided that Community Valley Bancorp attains a minimum 10% return on equity each year, as well as other criteria. In the event Community Valley Bancorp attains the minimum 10% return on equity, as well as meeting other requirements, a bonus pool will be established in an amount equal to 22.5% of the amount in excess of the 10% return on equity. Mr. Coger will be entitled to incentive compensation in the amount of 28.10% of the bonus pool. Mr. Coger’s employment contract provides that in the event he becomes disabled, he shall be entitled to 100% of his salary for ninety days. In addition, if Community Valley Bancorp is merged, sold or acquired and the merging, purchasing or acquiring entity elects not to employ Mr. Coger in a like position, he shall paid an amount equal to the remaining term of the employment contract.

Mr. Coger has a salary continuation agreement with Community Valley Bancorp which provides that Community Valley Bancorp will pay him $125,000 plus a 3% cost of living adjustment per year for 20 years following his retirement from Community Valley Bancorp at age 65 (“Retirement Age”), or until the death of the Employee whichever event last occurs. In the event of disability while Mr. Coger is actively employed prior to Retirement Age, he will have the option to take the $125,000 plus a 3% cost of living adjustment per year for 20 years beginning at the earlier of the time when he reaches age 65 or the date on which he is no longer entitled to disability benefits under his principal disability insurance policy. If termination of service occurs due to a change in control of Community Valley Bancorp, Mr. Coger shall be entitled to receive $125,000 plus a 3% cost of living adjustment per year for 20 years payable on the first day of each month commencing within six months of the date of his termination of employment. In the event Mr. Coger dies while actively employed by Community Valley Bancorp prior to Retirement Age, his beneficiary will receive from Community Valley Bancorp $125,000 plus a 3% cost of living adjustment per year for 20 years beginning one month after his death. In the event of termination without cause, early retirement, or voluntary termination, Mr. Coger shall receive $125,000 plus a 3% cost of living adjustment per year for 20 years beginning with the month following the month in which Mr. Coger terminates employment and attains age 65. In the event Mr. Coger is terminated for cause he will forfeit any benefits from the salary continuation agreement.

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

All earnings received above Community Valley Bancorp’s normal anticipated after tax return earnings on the annuity and the cost of an insurance policy related to this benefit are also credited to Mr. Coger’s Deferral Account. The Deferral Account is not a trust fund of any kind and Mr. Coger is a general unsecured creditor of Community Valley Bancorp for the payment of the benefits. Benefits under the Supplemental Retirement Plan Agreement are payable upon Mr. Coger’s termination of service. Upon Mr. Coger’s retirement at age 65, he will be entitled to the Deferral Account balance in two hundred forty (240) monthly installments beginning on the first day of the month following his retirement, unless Mr. Coger elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise. If Mr. Coger retires or terminates service prior to the age of 65, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in two hundred forty (240) monthly installments beginning on the first day of month following his attaining age 65, unless Mr. Coger elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise. If termination of service occurs due to disability, the amount of benefit payable is also the Deferral Account balance at the date of termination of service in two hundred forty (240) monthly installments beginning on the first day of month following his disability, unless Mr. Coger elects one year prior to receiving any benefits to take benefits in a lump sum or otherwise.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Management of Community Valley Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of common stock, except as set forth in the table below. The following table sets forth, as of February 15, 2006, the number and percentage of shares of outstanding common stock beneficially owned, directly or indirectly, by each of Community Valley Bancorp’s directors and principal shareholders and by the directors and officers of Community Valley Bancorp as a group. The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal shareholder or officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of February 15, 2006. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of Community Valley Bancorp.

Amount and Nature of Beneficial Owner	Beneficial Ownership		Percent of Class(1)

Directors and Named Officers:
M. Robert Ching, M.D.	193,972	(2)	2.59
John F. Coger	170,660	(3)	2.30
Eugene B. Even	118,796	(4)	1.59
John D. Lanam	176,574	(5)	2.36
Donald W. Leforce	208,464	(6)	2.79
Charles J. Mathews	5,862	(7)	0.08
Ellis L. Matthews	98,348	(8)	1.32
Luther W. McLaughlin	6,804	(9)	0.09
Robert L. Morgan, M.D	277,916	(10)	3.72
James S. Rickards	159,462	(11)	2.14
Keith C. Robbins	195,948	(12)	2.62
Jack B. Schmelke	400,354	(13)	5.38
Gary B. Strauss, M.D.	310,964	(14)	4.16
Hubert I. Townshend	236,914	(15)	3.18

Principal Shareholder
Community Valley Bancorp ESOP	423,863	(15)	5.70

All Directors and Officers as a Group (14 in all)	2,561,038		32.81

(1)           Includes shares subject to options held by each director and the directors and officers as a group that are exercisable within 60 days of February 15, 2006. These are treated as issued and outstanding for the purpose of computing the percentage of each director and the directors and officers as a group but not for the purpose of computing the percentage of class of any other person.

(2)           Dr. Ching has shared voting and investment powers as to 25,332 these shares and has 53,060 acquirable by exercise of stock options.

(3)           Mr. Coger has shared voting and investment powers as to 125,612 of these shares and has 411 shares acquirable by exercise of stock options.

(4)           Mr. Even has 26,666 shares acquirable by exercise of stock options.

(5)           Mr. Lanam has shared voting and investment powers as to 117,252 shares and has 31,890 shares acquirable by exercise of stock options.

(6)           Mr. Leforce has shared voting and investment powers as to 166,130 shares and has 35,740shares acquirable by exercise of stock options.

(7)           Mr. C. Mathews has shared voting and investment powers as to 3,730 shares and has 2,132 shares acquirable by exercise of stock options.

(8)           Mr. E. Matthews has 33,230 shares acquirable by exercise of stock options.

(9)           Mr. McLaughlin has shared voting and investment powers as to 6,004 shares and has 800 shares acquirable by exercise of stock options.

(10)         Dr. Morgan has shared voting and investment powers as to 244,053 shares and has 33,863 shares acquirable by exercise of stock options.

(11)         Mr. Rickards has shared voting and investment powers as to 127,272 shares and has 32,190 shares acquirable by exercise of stock options.

(12)         Mr. Robbins has shared voting and investment powers as to 40,094 shares and has 50,610 shares acquirable by exercise of stock options.

(13)         Mr. Schmelke has shared voting and investment powers as to 400,354 shares.

(14)         Dr. Strauss has shared voting and investment powers as to 207,982 shares and has 43,060 shares acquirable by exercise of stock options.

(15)         Mr. Townshend has shared voting and investment powers as to 16,112 shares and 26,666 shares acquirable by exercise of stock options.

(16)         Community Valley Bancorp ESOP’s address is c/o Community Valley Bancorp, 2041 Forest Avenue, Chico, California 95928.

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           List of documents filed as part of this report

(1)           Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Report of Independent Registered Public Accounting Firm
II.	Consolidated Balance Sheet - December 31, 2005 and 2004
III.	Consolidated Statement of Income - Years Ended December 31, 2005, 2004 and 2003
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2005, 2004 and 2003
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2005, 2004 and 2003
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

(10.2)1.

Amendment to Salary Continuation Agreement of April 14, 1998 for Keith C Robbins dated January 1, 2004. Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

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

(10.7)1.

Amendment to Salary Continuation Agreement of April 14, 1998 for John F. Coger dated January 1, 2004. Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

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

(10.40)	2000 Stock Option Agreement for Charles J. Mathews dated October 21, 2003 filed herewith.

(10.41)	2000 Stock Option Agreement for Luther W. McLaughlin dated March 10, 2005 filed herewith.

(11)	See Item 6. Selected Financial Data Note 1 for Statement re computation of earnings per share

(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios

(23.1)	Consent of Indpendent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

(32.1)	Section 1350 certification of Chief Executive Officer

(32.2)	Section 1350 certification of Chief Financial Officer

(99.1)	1997 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.

(99.2)	2000 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002.

(99.3)	Director Emeritus Plan dated March 20, 2001. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(b)  Reports on Form 8-K

On March 16, 2005 the company issued a press release announcing the payment of a seven and one-half cent dividend to shareholders of record as of March 31, 2005. The payment date for the dividend was April 22, 2005.

On April 13, 2005 the Company issued a press release announcing a two-for-one stock split to shareholders of record as of May 2, 2005.

On April 19, 2005 the Company issued a press release announcing first quarter 2005 earnings.

On April 28, 2005 the Company issued a press release announcing its plans to apply for listing on the NASDAQ Small Cap Market.

On July 1, 2005 the Company issued a press release announcing the appointment of Jack Schmelke to it’s Board of Directors effective June 22, 2005.

On July 1, 2005 the Company issued a press release announcing the payment of a four cent dividend to shareholders of record as of July 8, 2005. The payment date for the dividend was July 29, 2005.

On July 21, 2005 the Company issued a press release announcing second quarter 2005 earnings.

On September 26, 2005 the Company issued a press release announcing the payment of a four cent dividend to shareholders of record as of September 30, 2005. The payment date for the dividend was October 28, 2005.

On October 18, 2005 the Company issued a press release announcing third quarter 2005 earnings.

On December 23, 2005 the Company issued a press release announcing the payment of a four cent dividend to shareholders of record as of December 30, 2005. The payment date for the dividend was January 27, 2005.

On January 20, 2006 the Company issued a press release announcing fourth quarter 2005 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2006	COMMUNITY VALLEY BANCORP
a California corporation

	By:	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By:	/s/ John F. Coger
John F. Coger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 16, 2006
M. Robert Ching

/s/ John F. Coger	Executive Vice President, CFO/COO	March 16, 2006
John F. Coger	and Director

/s/Eugene B. Even	Director	March 16, 2006
Eugene B. Even

/s/ John D. Lanam	Director	March 16, 2006
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 16, 2006
Donald W. Leforce

/s/ Charles Mathews	Director	March 16, 2006
Charles Mathews

/s/ Ellis L. Matthews	Director	March 16, 2006
Ellis L. Matthews

/s/ Luther McLaughlin	Director	March 16, 2006
Luther McLaughlin

/s/ Robert L. Morgan	Director	March 16, 2006
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	March 16, 2006
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	March 16, 2006
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	March 16, 2006
Gary B. Strauss	Vice Chairman

/s/ Jack B. Schmelke	Director	March 16, 2006
Jack B. Schmelke

/s/ Hubert Townshend	Director	March 16, 2006
Hubert Townshend

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

AND FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community Valley Bancorp

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

February 17, 2006

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$18,988,000	$21,778,000
Federal funds sold	29,015,000	46,440,000

Total cash and cash equivalents	48,003,000	68,218,000

Interest-bearing deposits in banks	6,636,000	8,715,000
Loans held for sale, at lower of cost or market	2,197,000	1,490,000
Investment securities (Note 2):
Available-for-sale, at fair value	4,344,000	4,379,000
Held-to-maturity, at cost	2,332,000	2,582,000
Loans, less allowance for loan losses of $4,716,000 in 2005 and $4,000,000 in 2004 (Notes 3, 10 and 14)	401,221,000	339,555,000
Premises and equipment, net (Note 5)	11,221,000	9,027,000
Bank owned life insurance (Note 15)	8,447,000	6,703,000
Accrued interest receivable and other assets (Notes 4 and 13)	10,376,000	9,387,000

Total assets	$494,777,000	$450,056,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$83,336,000	$80,793,000
Interest bearing (Note 6)	350,682,000	318,266,000

Total deposits	434,018,000	399,059,000

Notes Payable (Notes 8 and 15)	1,782,000	833,000
Junior subordinated debentures (Note 9)	8,248,000	8,248,000
Accrued interest payable and other liabilities (Note 15)	9,174,000	7,385,000

Total liabilities	453,222,000	415,525,000

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Common stock - no par value; authorized – 20,000,000 shares, outstanding – 7,408,047 shares in 2005 and 7,273,582 shares in 2004	9,051,000	7,862,000
Unallocated ESOP shares (185,051 shares in 2005 and 179,256 shares in 2004, at cost) (Note 15)	(1,391,000)	(1,144,000)
Retained earnings	33,908,000	27,802,000
Accumulated other comprehensive (loss) income, net of taxes (Note 2)	(13,000)	11,000

Total shareholders’ equity	41,555,000	34,531,000

Total liabilities and shareholders’ equity	$494,777,000	$450,056,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Interest income:
Interest and fees on loans	$30,946,000	$24,043,000	$20,528,000
Interest on Federal funds sold	943,000	488,000	634,000
Interest on deposits in banks	239,000	244,000	201,000
Interest on investment securities:
Taxable	199,000	151,000	105,000
Exempt from Federal income taxes	111,000	54,000	49,000

Total interest income	32,438,000	24,980,000	21,517,000

Interest expense:
Interest expense on deposits (Note 6)	4,668,000	3,585,000	3,924,000
Interest expense on junior subordinated debentures (Note 9)	592,000	438,000	439,000
Interest expense on notes payable (Notes 8 and 15)	71,000	33,000	33,000

Total interest expense	5,331,000	4,056,000	4,396,000

Net interest income before provision for loan losses	27,107,000	20,924,000	17,121,000

Provision for loan losses (Note 3)	724,000	734,000	586,000

Net interest income after provision for loan losses	26,383,000	20,190,000	16,535,000

Non-interest income:
Service charges and fees	2,351,000	2,086,000	1,397,000
Gain on sale of loans	1,806,000	1,637,000	1,978,000
Loan servicing income	481,000	571,000	1,185,000
Other (Note 12)	2,073,000	1,724,000	1,390,000

Total non-interest income	6,711,000	6,018,000	5,950,000

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 15)	12,270,000	9,980,000	8,151,000
Occupancy and equipment (Notes 5 and10)	2,969,000	2,525,000	2,037,000
Other (Note 12)	5,686,000	4,290,000	3,699,000

Total non-interest expenses	20,925,000	16,795,000	13,887,000

Income before provision for income taxes	12,169,000	9,413,000	8,598,000

Provision for income taxes (Note 13)	4,971,000	3,803,000	3,329,000

Net income	$7,198,000	$5,610,000	$5,269,000

Basic earnings per share (Note 11)	$1.00	$.79	$.75

Diluted earnings per share (Note 11)	$.95	$.74	$.71

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other
			Unallocated		Comprehensive	Total	Total
	Common Stock		ESOP	Retained	Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Net of Taxes	Equity	Income

Balance, January 1, 2003	7,160,936	$6,660,000	$(851,000)	$19,558,000	$14,000	$25,381,000

Comprehensive income:
Net income				5,269,000		5,269,000	$5,269,000
Other comprehensive loss:
Net change in unrealized gains on available-for-sale investment securities					(12,000)	(12,000)	(12,000)

Total comprehensive income							$5,257,000

Exercise of stock options and related tax benefit (Note 11)	82,712	462,000				462,000
Amortization of stock compensation - ESOP shares (Note 15)		150,000	102,000			252,000
Shares acquired or redeemed by ESOP (Note 15)			(321,000)			(321,000)
Cash dividends - $0.15 per share				(1,082,000)		(1,082,000)

Balance, December 31, 2003	7,243,648	7,272,000	(1,070,000)	23,745,000	2,000	29,949,000

Comprehensive income:
Net income				5,610,000		5,610,000	$5,610,000
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					9,000	9,000	9,000

Total comprehensive income							$5,619,000

Exercise of stock options and related tax benefit (Note 11)	68,404	532,000				532,000
Amortization of stock compensation - ESOP shares (Note 15)		104,000	76,000			180,000
Shares acquired or redeemed by ESOP (Note 15)			(150,000)			(150,000)
Cash dividends - $0.15 per share				(1,091,000)		(1,091,000)
Cash in lieu of fractional shares in four- for-three stock split (Note 11)		(6,000)				(6,000)
Repurchase and retirement of common stock	(38,470)	(40,000)		(462,000)		(502,000)

Balance, December 31, 2004	7,273,582	7,862,000	(1,144,000)	27,802,000	11,000	34,531,000

Comprehensive income:
Net income				7,198,000		7,198,000	$7,198,000
Other comprehensive loss:
Net change in unrealized gains on available-for-sale investment securities					(24,000)	(24,000)	(24,000)

Total comprehensive income							$7,174,000

Exercise of stock options and related tax benefit (Note 11)	134,465	1,039,000				1,039,000
Amortization of stock compensation - ESOP shares (Note 15)		150,000	101,000			251,000
Shares acquired or redeemed by ESOP (Note 15)			(348,000)			(348,000)
Cash dividends - $.16 per share				(1,092,000)		(1,092,000)

Balance, December 31, 2005	7,408,047	$9,051,000	$(1,391,000)	$33,908,000	$(13,000)	$41,555,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$7,198,000	$5,610,000	$5,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	724,000	734,000	586,000
Increase (decrease) in loan origination fees, net	86,000	(11,000)	196,000
Depreciation, amortization and accretion, net	1,556,000	1,350,000	973,000
Increase in cash surrender value of bank owned life insurance, net	(294,000)	(284,000)	(380,000)
Non-cash compensation cost associated with the ESOP	251,000	180,000	252,000
(Gain) loss on disposition of equipment	(31,000)		8,000
(Increase) decrease in loans held for sale	(707,000)	789,000	5,633,000
Decrease (increase) in accrued interest receivable and other assets	871,000	1,218,000	(1,019,000)
Increase in accrued interest payable and other liabilities	1,767,000	1,876,000	107,000
Provision for deferred income taxes	(1,331,000)	(64,000)	(639,000)

Net cash provided by operating activities	10,090,000	11,398,000	10,986,000

Cash flows from investing activities:
Purchases of held-to-maturity investment securities	(1,234,000)	(1,013,000)	(4,542,000)
Purchases of available-for-sale investment securities	(2,008,000)	(4,145,000)
Proceeds from called available-for-sale investment securities	2,027,000	300,000
Proceeds from matured or called held-to- maturity investment securities	1,119,000	1,870,000	3,440,000
Proceeds from principal repayments of held-to-maturity investment securities	358,000	332,000	113,000
Net increase (decrease) in interest-bearing deposits in banks	2,079,000	(790,000)	(3,864,000)
Net increase in loans	(62,477,000)	(69,722,000)	(41,383,000)
Premiums paid for life insurance policies	(1,450,000)	(122,000)	(1,626,000)
Purchases of premises and equipment	(3,802,000)	(1,786,000)	(2,870,000)
Proceeds from sale of equipment	65,000		27,000

Net cash used in investing activities	(65,323,000)	(75,076,000)	(50,705,000)

	2005	2004	2003

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$17,561,000	$37,110,000	$43,927,000
Net increase in time deposits	17,398,000	19,438,000	604,000
Proceeds from note payable	800,000
Proceeds from ESOP note payable	348,000	879,000	321,000
Repayments of ESOP note payable	(199,000)	(878,000)	(221,000)
Purchase of unallocated ESOP shares	(348,000)	(150,000)	(321,000)
Proceeds from exercise of stock options	527,000	284,000	267,000
Cash paid for fractional shares		(6,000)
Payment of cash dividends	(1,069,000)	(1,089,000)	(1,079,000)
Repurchase of common stock		(502,000)

Net cash provided by financing activities	35,018,000	55,086,000	43,498,000

(Decrease) increase in cash and cash equivalents	(20,215,000)	(8,592,000)	3,779,000

Cash and cash equivalents at beginning of year	68,218,000	76,810,000	73,031,000

Cash and cash equivalents at end of year	$48,003,000	$68,218,000	$76,810,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$5,158,000	$4,084,000	$4,396,000
Income taxes	$5,780,000	$2,830,000	$4,350,000

Non-cash investing activities:
Net change in unrealized loss on available-for-sale investment securities	$(24,000)	$9,000	$(12,000)

Non-cash financing activities:
Release of unallocated ESOP shares	$101,000	$76,000	$102,000
Accrual of cash dividend declared	$296,000	$273,000	$271,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

In May 2002, Community Valley Bancorp (“Community Valley”) was incorporated as a bank holding company for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization. In 2004, Community Valley changed it’s status to a Financial Holding Company for the purpose of establishing CVB Insurance Agency LLC (“CVBIA”). The new corporate structure gives Community Valley, the Bank and CVBIA greater flexibility in terms of operation, expansion and diversification.

Founded in 1990, the Bank is a state-chartered financial institution with thirteen branches in ten cities including Chico, Magalia, Oroville, Paradise, Redding, Red Bluff, Colusa, Corning, Marysville, and Yuba City and loan production offices in Citrus Heights and Gridley. The Bank provides traditional deposit and lending services including commercial and construction loans, government guaranteed loans such as those available from the USDA and SBA, merchant services and investment services.

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

Segment Information

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

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

Stock Splits

On March 10, 2005, the Board of Directors declared a two-for-one stock split effective May 16, 2005, for shareholders of record on May 2, 2005. On February 20, 2004, the Board of Directors declared a four-for-three stock split effective March 26, 2004 for shareholders of record on March 2, 2004. All share and per share data has been retroactively adjusted to reflect these stock splits.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Federal funds are generally sold for one-day periods.

Investment Securities

Investment securities are classified into the following categories:

•                                          Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive (loss) income within shareholders’ equity.

•                                          Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2005 and 2004 the Company did not have any investment securities classified as trading.

Gains or losses on the sale of investment securities are computed using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2005, there were no such loans being accounted for under this policy.

Loans Held for Sale, Loan Sales and Servicing Rights

The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Fair values are estimated using discounted cash flows based on current market interest rates. For purposes of measuring impairment, servicing assets are stratified based on note rate and term. The amount of impairment recognized, if any, is the amount by which the servicing assets for a stratum exceed their fair value.

Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (IO) strip receivable and treated like an available-for-sale security. The servicing asset, net of any required valuation allowance, and IO strip receivable are included in accrued interest and other assets. At December 31, 2005 and 2004, IO strips were not significant.

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

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the IO strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset and IO strip is recognized as discussed above. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $70,894,000 and $68,609,000 as of December 31, 2005 and 2004, respectively.

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

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $157,210,000 and $161,832,000 as of December 31, 2005 and 2004, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $1,540,000 and $2,616,000 as of December 31, 2005 and 2004, respectively.

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

Classified loans and loans determined to be impaired are evaluated by management for specific risk of loss. In addition, a reserve factor is assigned to currently performing loans based on management’s assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks. These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Company’s Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance for loan losses is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.

The allowance for loan losses is established through a provision for loan losses which is charged to expense. Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth. The allowance for loan losses at December 31, 2005 and 2004 reflects management’s estimate of possible losses in the portfolio.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected usage and applies the factor to the unused portion of undisbursed lines of credit. The allowance totaled $481,000 and $381,000 at December 31, 2005 and 2004, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

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

Stock-Based Compensation

At December 31, 2005, the Company has three stock-based compensation plans, which are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	2005	2004	2003

Net income, as reported	$7,198,000	$5,610,000	$5,269,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	353,000	311,000	265,000

Pro forma net income	$6,845,000	$5,299,000	$5,004,000

Basic earnings per share -as reported	$1.00	$.79	$.75
Basic earnings per share - pro forma	$.95	$.74	$.71

Diluted earnings per share - as reported	$.95	$.74	$.71
Diluted earnings per share - pro forma	$.90	$.70	$.68

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2005	2004	2003

Expected volatility	12.38%	15.21%	30.09%
Risk-free interest rate	4.0%	4.02%	4.52%
Expected option life	7.5 years	10 years	10 years
Expected dividend yield	1.11%	1.36%	1.72%
Weighted average fair value of options granted during the year	$3.25	$3.35	$3.66

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment of Securities

In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments

In December 2004 the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect of its implementation will be consistent with the pro forma disclosures noted above.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

2.                                      INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2004 and 2005 consisted of the following:

Available for Sale

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$3,009,000		$(45,000)	$2,964,000
Obligations of states and political subdivisions	1,356,000	$24,000		1,380,000
	$4,365,000	$24,000	$(45,000)	$4,344,000

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$2,000,000		$(9,000)	$1,991,000
Obligations of states and political subdivisions	1,356,000	$21,000		1,377,000
U.S. Treasuries	1,004,000	7,000		1,011,000

	$4,360,000	$28,000	$(9,000)	$4,379,000

Net unrealized (losses) and gains on available-for-sale investment securities totaling $(21,000) and $19,000 were recorded, net of $8,000 and $(8,000) in tax benefits (expenses), respectively, as accumulated other comprehensive (loss) income within shareholders’ equity at December 31, 2005 and 2004, respectively. There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2005, 2004 and 2003.

Held to Maturity

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$2,090,000	$6,000	$(40,000)	2,056,000
U.S. Treasuries	242,000		(2,000)	240,000

	$2,332,000	$6,000	$(42,000)	$2,296,000

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$2,481,000	$10,000	$(8,000)	$2,483,000
Obligations of states and political subdivisions	101,000			101,000

	$2,582,000	$10,000	$(8,000)	$2,584,000

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2005, 2004 and 2003.

Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$987,000	$(22,000)	$2,953,000	$(47,000)	$3,940,000	$(69,000)
Obligations of states and political subdivisions			736,000	(16,000)	736,000	(16,000)
U.S. Treasuries	240,000	(2,000)			240,000	(2,000)

	$1,227,000	$(24,000)	$3,689,000	$(63,000)	$4,916,000	$(87,000)

At December 31, 2005, the Company held 11 investment securities of which 2 were in a loss position for less than twelve months and 4 were in a loss position and had been in a loss position for twelve months or more.

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

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$1,000,000	$993,000
After one year through five years	1,000,000	984,000	$1,242,000	$1,216,000
After five years through ten years
After ten years	1,356,000	1,380,000

	3,356,000	3,357,000	1,242,000	1,216,000

Investment securities not due at a single maturity date:
SBA pools	1,009,000	987,000	1,090,000	1,080,000

	$4,365,000	$4,344,000	$2,332,000	$2,296,000

Investment securities with amortized costs totaling $3,357,000 and $2,304,000 and fair values totaling $3,349,000 and $2,297,000 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2005 and 2004, respectively.

3.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2005	2004

Real estate - mortgage	$173,450,000	$146,876,000
Real estate - construction	111,130,000	90,643,000
Commercial	61,162,000	58,662,000
Agricultural	24,803,000	22,177,000
Installment	36,500,000	26,219,000

	407,045,000	344,577,000

Deferred loan origination fees, net	(1,108,000)	(1,022,000)
Allowance for loan losses	(4,716,000)	(4,000,000)

	$401,221,000	$339,555,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of year	$4,000,000	$3,262,000	$2,750,000
Provision charged to operations	724,000	734,000	586,000
Losses charged to allowance	(9,000)	(24,000)	(81,000)
Recoveries	1,000	28,000	7,000

Balance, end of year	$4,716,000	$4,000,000	$3,262,000

At December 31, 2005 and 2004, nonaccrual loans totaled $9,000 and $101,000, which were considered impaired loans. There was no valuation allowance related to these loans in 2005 and 2004. Interest foregone on nonaccrual loans totaled $1,000 for each the years ended December 31, 2005, 2004 and 2003. Interest recognized for cash payment received on nonaccrual loans was not significant for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company did not hold any real estate acquired by foreclosure at December 31, 2005 or 2004.

Salaries and employee benefits totaling $1,766,000, $1,190,000 and $1,032,000 have been deferred as loan origination costs for the years ended December 31, 2005, 2004 and 2003, respectively.

4.                                      ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2005	2004

Accrued interest receivable	$3,424,000	$2,758,000
Deferred tax assets, net (Note 13)	4,190,000	2,844,000
Mortgage servicing assets	1,073,000	1,348,000
Prepaid expenses	1,008,000	1,019,000
Other	681,000	1,418,000

	$10,376,000	$9,387,000

Originated mortgage servicing assets totaling $142,000, $515,000 and $1,111,000 were recognized during the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of mortgage servicing assets totaled $417,000, $381,000 and $476,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2005	2004

Land	$2,176,000	$1,519,000
Buildings and improvements	6,908,000	5,761,000
Furniture, fixtures and equipment	7,384,000	6,242,000
Leasehold improvements	994,000	842,000
Construction in progress	622,000	75,000

	18,084,000	14,439,000
Less accumulated depreciation and amortization	6,863,000	5,411,000

	$11,221,000	$9,027,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,574,000, $1,313,000 and $934,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.                                      INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2005	2004

Savings	$36,061,000	$33,824,000
Money market	42,029,000	40,119,000
NOW accounts	151,930,000	140,271,000
Individual retirement accounts	6,030,000	6,818,000
Time, $100,000 or more	58,573,000	46,120,000
Other time	56,059,000	51,114,000

	$350,682,000	$318,266,000

Aggregate annual maturities of time deposits at December 31, 2005 are as follows:

Year Ending
December 31,

2006	$74,449,000
2007	34,070,000
2008	5,280,000
2009	551,000
2010	282,000

$114,632,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2005	2004	2003

Savings	$181,000	$145,000	$121,000
Money market	368,000	285,000	357,000
NOW accounts	934,000	811,000	1,050,000
Individual retirement accounts	183,000	161,000	185,000
Time, $100,000 or more	1,492,000	1,136,000	853,000
Other time	1,510,000	1,047,000	1,358,000

	$4,668,000	$3,585,000	$3,924,000

7.                                      SHORT-TERM BORROWING ARRANGEMENTS

The Company has $15,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2005 and 2004.

8.                                      NOTES PAYABLE

Note Payable

On June 1, 2005, Community Valley Bancorp entered into a short term, unsecured note payable in a principal amount of $800,000 in conjunction with the purchase of real property. The interest rate on the note at December 31, 2005 was 4.5%. The note was paid in full on January 4, 2006.

Employee Stock Ownership Plan (ESOP) Note

The ESOP obtained financing through a $1,200,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15). The note has a variable interest rate, based on an independent index, and a maturity date of November 12, 2012. At December 31, 2005, the interest rate was 7.0%. Advances on the line of credit totaled $982,000 and $833,000 at December 31, 2005 and 2004, respectively.

9.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I (CVB Trust I) is a Delaware statutory business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2005, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis. The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.30% (7.45% at December 31, 2005) with a maximum rate of 12.5% annually, adjustable quarterly.

Interest expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 related to the subordinated debentures was $592,000, $438,000 and $439,000 respectively. The amount of deferred costs at December 31, 2005 and 2004 was $96,000 and $144,000, respectively. The amortization of the deferred costs was $48,000 for the years ended December 31, 2005, 2004 and 2003.

10.                               COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices and certain equipment under noncancellable operating leases. These leases expire on various dates through 2014 and have various renewal options ranging from five to fifteen years. Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments and sublease rental income are as follows:

		Minimum
	Minimum	Sublease
Year Ending	Lease	Rental
December 31,	Payments	Income

2006	$631,000	$138,000
2007	689,000	142,000
2008	662,000	137,000
2009	665,000	125,000
2010	665,000	120,000
Thereafter	5,611,000	176,000

	$8,923,000	$838,000

Rental expense included in occupancy and equipment expense totaled $524,000, $458,000 and $391,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income included in occupancy expense totaled $134,000, $132,000 and $91,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2005	2004

Commitments to extend credit	$200,693,000	$147,751,000
Standby letters of credit	$4,895,000	$4,649,000

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2005 and 2004. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commercial loan commitments and standby letters of credit represent approximately 12% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. Agricultural loan commitments represent approximately 6% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates. Real estate loan commitments represent approximately 71% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. The majority of real estate commitments also have variable interest rates. Personal lines of credit and home equity lines of credit represent the remaining 11% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Butte, Sutter, Yuba, Tehama, Shasta, Colusa and Placer Counties.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

In addition, the Company’s real estate and construction loans represent approximately 70% of outstanding loans at December 31, 2005, compared to approximately 69% at December 31, 2004. Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions. In management’s opinion, although this concentration has no more than the normal risk of collection, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $1,445,000 at December 31, 2005.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2005.

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

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2005, retained earnings of $13,655,000 were free of such restrictions. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to Trust Preferred Securities issued by the business trust (see Note 9).

Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. During 2005 and 2003, no shares of the Company’s common stock were repurchased. During 2004, 38,470 shares of the Company’s common stock were repurchased for $502,000.

Stock Options

The Company has established stock option plans for which shares of common stock have been reserved for issuance to employees and directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 and 1991 plans, 293,641 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 711,345 shares of common stock remain reserved for issuance to employees and directors, of which 74,677 shares are available for future grants.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Incentive Options

Options outstanding, beginning of year	551,348	$6.28	481,070	$4.71	532,226	$4.42

Options granted	30,000	$14.48	107,618	$12.99	13,334	$9.65
Options exercised	(69,765)	$5.28	(37,340)	$5.31	(57,378)	$2.97
Options cancelled	(23,621)	$9.79			(7,112)	$6.86

Options outstanding, end of year	487,962	$6.76	551,348	$6.28	481,070	$4.70

Options exercisable, end of year	352,016	$4.94	326,954	$5.15	321,062	$3.68

Non-Qualified Options

Options outstanding, beginning of year	414,680	$3.82	445,744	$3.75	465,744	$3.67

Options granted	4,000	$13.25			5,334	$9.65
Options exercised	(64,700)	$2.45	(31,064)	$2.79	(25,334)	$3.82

Options outstanding, end of year	353,980	$4.17	414,680	$3.81	445,744	$3.74

Options exercisable, end of year	347,892	$4.04	361,554	$3.82	170,072	$3.36

A summary of options outstanding at December 31, 2005 follows:

			Number of	Weighted	Number of
			Options	Average	Options
			Outstanding	Remaining	Exercisable
			December 31,	Contractual	December 31,
Range of Exercise Prices			2005	Life	2005

Incentive Options

$2.29	-	$3.80	177,238	2.5 years	177,238
$4.54	-	$5.27	68,850	4.1 years	68,850
$7.13	-	$9.65	114,210	6.5 years	70,913
$12.37	-	$14.75	127,664	8.2 years	35,015

			487,962		352,016

Non-qualified Options

$2.29			104,656	1.4 years	104,656
$4.71			239,994	4.3 years	239,994
$7.24			5,330	7.8 years	2,486
$13.25			4,000	9.3 years	756

			353,980		347,892

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2005

Basic earnings per share	$7,198,000	7,166,258	$1.00

Effect of dilutive stock options		445,446

Diluted earnings per share	$7,198,000	7,611,704	$.95

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2004

Basic earnings per share	$5,610,000	7,112,386	$.79

Effect of dilutive stock options		488,706

Diluted earnings per share	$5,610,000	7,601,092	$.74

December 31, 2003

Basic earnings per share	$5,269,000	7,025,290	$.75

Effect of dilutive stock options		405,226

Diluted earnings per share	$5,269,000	7,430,516	$.71

During 2005, 14,000 options were excluded from the computation of diluted earnings per share as they were anti-dilutive. All other stock options outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 as none of those stock options were anti-dilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth in the following table. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2005 and 2004.

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

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005

Company:
Total capital (to risk-weighted assets)	$55,014,000	12.5%	$34,916,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$49,568,000	11.4%	$17,458,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$49,568,000	9.8%	$20,216,000	4.0%	n/a	n/a

Bank:
Total capital (to risk-weighted assets)	$49,142,000	11.3%	$34,878,000	8.0%	$43,597,000	10.0%
Tier 1 capital (to risk-weighted assets)	$43,944,000	10.1%	$17,439,000	4.0%	$26,158,000	6.0%
Tier 1 capital (to average assets)	$43,944,000	8.8%	$20,000,000	4.0%	$25,000,000	5.0%

December 31, 2004

Company:
Total capital (to risk-weighted assets)	$46,742,000	12.5%	$29,895,000	8.0%	N/A	N/A
Tier 1 capital (to risk- weighted assets)	$42,361,000	11.3%	$14,947,000	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$42,361,000	9.5%	$17,770,000	4.0%	N/A	N/A

Bank:
Total capital (to risk-weighted assets)	$42,337,000	11.3%	$29,853,000	8.0%	$37,317,000	10.0%
Tier 1 capital (to risk-weighted assets)	$37,956,000	10.2%	$14,927,000	4.0%	$22,390,000	6.0%
Tier 1 capital (to average Assets)	$37,956,000	8.6%	$17,656,000	4.0%	$22,070,000	5.0%

12.                               OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2005	2004	2003

Alternative investment fees	$520,000	$428,000	$218,000
Merchant card processing fees	390,000	337,000	343,000
Earnings from cash surrender value of bank owned life insurance	294,000	284,000	380,000
Other	867,000	675,000	449,000

	$2,071,000	$1,724,000	$1,390,000

Other expenses consisted of the following:

	Year Ended December 31,
	2005	2004	2003

Professional fees	$1,035,000	$633,000	$537,000
Telephone and postage	580,000	511,000	498,000
Stationery and supplies	545,000	521,000	549,000
Director fees and retirement accrual	469,000	408,000	357,000
Advertising and promotion	412,000	302,000	277,000
Other	2,645,000	1,915,000	1,481,000

	$5,686,000	$4,290,000	$3,699,000

13.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Federal	State	Total
2005

Current	$4,643,000	$1,659,000	$6,302,000
Deferred	(992,000)	(339,000)	(1,331,000)

Provision for income taxes	$3,651,000	$1,320,000	$4,971,000

2004

Current	$2,837,000	$1,030,000	$3,867,000
Deferred	(21,000)	(43,000)	(64,000)

Provision for income taxes	$2,816,000	$987,000	$3,803,000

2003

Current	$2,944,000	$1,024,000	$3,968,000
Deferred	(487,000)	(152,000)	(639,000)

Provision for income taxes	$2,457,000	$872,000	$3,329,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004:

	2005	2004

Deferred tax assets:
Allowance for loan losses	$2,267,000	$1,800,000
Deferred compensation	2,157,000	1,644,000
Future benefit of state tax deduction	487,000	391,000
Premises and equipment	60,000
Unrealized losses on available-for-sale investment securities	8,000
Other	9,000	5,000

Total deferred tax assets	4,988,000	3,840,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(354,000)	(230,000)
Premises and equipment		(182,000)
Accrual to cash - deferred loan costs	(225,000)	(573,000)
Prepaid expenses	(219,000)
Unrealized gains on available-for-sale investment securities		(7,000)
Other		(4,000)

Total deferred tax liabilities	(798,000)	(996,000)

Net deferred tax assets	$4,190,000	$2,844,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences are as follows:

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$4,261,000	35.0	$3,200,000	34.0	$2,923,000	34.0
State franchise tax, net of Federal tax effect	871,000	7.2	673,000	7.1	589,000	6.9
Tax-exempt income from life insurance policies	(99,000)	(.8)	(117,000)	(1.2)	(137,000)	(1.6)
Other	(62,000)	(.6)	47,000.5		(46,000)	(.6)

	$4,971,000	40.8	$3,803,000	40.4	$3,329,000	38.7

14.                               RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2005:

Balance, January 1, 2005	$3,596,000

Disbursements	7,541,000
Amounts repaid	(4,788,000)

Balance, December 31, 2005	$6,349,000

Undisbursed commitments to related parties, December 31, 2005	$2,533,000

15.                               EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for twelve key executives. In addition, a retirement plan is in place for members of the Board of Directors. Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to twenty years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates. The expense recognized under these plans for the years ended December 31, 2005, 2004 and 2003 totaled $741,000, $715,000 and $574,000, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $8,447,000 and $6,703,000 at December 31, 2005 and 2004, respectively. Income earned on these policies, net of expenses, totaled $294,000, $284,000 and $380,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

There were no employer contributions for the years ended December 31, 2005, 2004 or 2003.

Employee Stock Ownership Plan

Under the Butte Community Bank Employee Stock Ownership Plan (“ESOP”), employees who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age eighteen are eligible to participate. The ESOP has funded purchases of the Bank’s common stock through a line of credit from another financial institution (see Note 8). The line of credit is repaid from discretionary contributions to the ESOP determined by the Bank’s Board of Directors. Annual contributions are limited on a participant-by-participant basis to the lesser of $30,000 or twenty-five percent of the participant’s compensation for the year. Employee contributions are not permitted.

As a leveraged ESOP, interest expense is recognized on the line of credit in the Company’s consolidated financial statements. Shares are allocated on the basis of eligible compensation, as defined in the ESOP plan document, in the year of allocation. Benefits generally become 100% vested after seven years of credited service. Employees with at least three, but fewer than seven, years of credited service receive a partial vesting according to a sliding schedule. However, in the event of normal retirement, disability, or death, any unvested portion of benefits vest immediately.

As shares are purchased by the ESOP with proceeds from the line of credit, the Company records the cost of these unearned ESOP shares as a contra-equity account. These amounts are shown as a reduction of shareholders’ equity in the Company’s consolidated balance sheet. As the debt is repaid, the shares are released from unallocated ESOP shares in proportion to the debt service paid during the year and allocated to eligible employees. As shares are released from unallocated ESOP shares, the Company reports compensation expense equal to the current market price of the shares, and the shares are recognized as outstanding for earnings per share computations. Benefits are distributed in the form of qualifying Company securities. However, the Company will issue a put option to each participant upon distribution of the securities which, if exercised, requires the Company to purchase the qualifying securities at fair market value.

During 2005 and 2004, the ESOP purchased 23,637 and 11,320 shares of the Company’s common stock at a cost of $348,000 and $150,000, respectively, using the proceeds from the line of credit to the ESOP. Additionally, during 2003, the ESOP redeemed 12,974 shares of the Company’s common stock previously allocated to participants under the put option described above. The cost of these shares totaled $135,000 and was funded by the proceeds from the same line of credit. Interest expense of $50,000, $33,000 and $33,000 was recognized in connection with the line of credit during the years ended December 31, 2005, 2004 and 2003, respectively.

Compensation expense of $251,000, $180,000 and $252,000 was recognized for the years ended December 31, 2005, 2004 and 2003.

Allocated and unallocated ESOP shares at December 31, 2005, 2004 and 2003, adjusted for stock splits, were as follows:

	2005	2004	2003

Allocated shares	238,812	223,020	210,374
Unallocated shares	185,051	179,256	181,818

Total ESOP shares	423,863	402,276	392,192

Fair value of unallocated shares	$2,637,000	$2,487,000	$1,841,000

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

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

Bank owned life insurance: The fair values of life insurance policies are based on cash surrender values at each reporting date provided by the insurers.

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

Notes payable: The notes payable reprice based upon an independent index. The carrying amount of the notes payable approximates its fair value.

Junior subordinated debentures: The fair value of the junior subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.

Commitments to extend credit and standby letters of credit: Commitments to extend credit are primarily for variable rate loans and standby letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. The fair value of the commitments at each reporting date were not significant and not included in the accompanying table.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$18,988,000	$18,988,000	$21,778,000	$21,778,000
Federal funds sold	29,015,000	29,015,000	46,440,000	46,440,000
Interest-bearing deposits in banks	6,636,000	6,597,000	8,715,000	8,723,000
Loans held for sale	2,197,000	2,212,000	1,490,000	1,513,000
Investment securities	6,676,000	6,640,000	6,961,000	6,963,000
Loans	401,221,000	399,544,000	339,174,000	334,910,000
Other investments	118,000	118,000	118,000	118,000
Accrued interest receivable	3,424,000	3,424,000	2,578,000	2,578,000
Cash surrender value of life insurance policies	8,447,000	8,447,000	6,703,000	6,703,000
Mortgage servicing assets	1,073,000	1,073,000	1,348,000	1,348,000

Financial liabilities:
Deposits	$434,018,000	$433,780,000	$399,059,000	$398,950,000
Notes payable	1,782,000	1,782,000	833,000	833,000
Junior subordinated debentures	8,248,000	8,248,000	8,248,000	8,248,000
Accrued interest payable	652,000	652,000	479,000	479,000

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2005 and 2004

	2005	2004

ASSETS

Cash and cash equivalents	$4,358,000	$3,296,000
Investment in bank subsidiary	43,931,000	38,126,000
Investment in non-bank subsidiary	865,000	987,000
Other assets	2,084,000	1,589,000

Total assets	$51,238,000	$43,998,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
ESOP note payable	$982,000	$833,000
Junior subordinated debentures	8,248,000	8,248,000
Other liabilities	453,000	386,000

Total liabilities	9,683,000	9,467,000

Shareholders’ equity:
Common stock	9,051,000	7,862,000
Unallocated ESOP shares	(1,391,000)	(1,144,000)
Retained earnings	33,908,000	27,802,000
Accumulated other comprehensive income, net of taxes	(13,000)	11,000

Total shareholders’ equity	41,555,000	34,531,000

Total liabilities and shareholders’ equity	$51,238,000	$43,998,000

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Income:
Dividends declared by bank subsidiary	$2,258,000	$1,857,000	$2,064,000

Expenses:
Professional fees	231,000	180,000	147,000
Interest expense	642,000	439,000	439,000
Other expenses	374,000	142,000	101,000

Total expenses	1,247,000	761,000	687,000

Income before equity in undistributed income of subsidiaries	1,011,000	1,096,000	1,377,000

Equity in undistributed income of subsidiaries	5,707,000	4,235,000	3,578,000

Income before income tax benefit	6,718,000	5,331,000	4,955,000

Income tax benefit	480,000	279,000	314,000

Net income	$7,198,000	$5,610,000	$5,269,000

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$7,198,000	$5,610,000	$5,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(5,707,000)	(4,235,000)	(3,578,000)
Increase in other assets	268,000	(111,000)	(375,000)
Increase in other liabilities	44,000	67,000	92,000

Net cash provided by operating activities	1,803,000	1,331,000	1,408,000

Cash flows from investing activities:
Investment in Butte Community Bank			(4,760,000)
Investment in CVB Insurance Agency LLC		(1,000,000)
Investment in Community Valley Bancorp Trust I

Net cash used in investing activities		(1,000,000)	(4,760,000)

Cash flows from financing activities:
Proceed from ESOP note payable	348,000	849,000
Repayments of ESOP note payable	(199,000)	(16,000)
Purchase of unallocated ESOP shares	(348,000)	(150,000)
Proceeds from exercise of stock options	527,000	284,000	267,000
Cash paid for fractional shares		(6,000)
Payment of cash dividends	(1,069,000)	(1,089,000)	(1,079,000)
Repurchase of common stock		(502,000)

Net cash used in financing activities	(741,000)	(630,000)	(812,000)

Decrease in cash and cash equivalents	1,062,000	(299,000)	(4,164,000)

Cash and cash equivalents at beginning of year	3,296,000	3,595,000	7,759,000

Cash and cash equivalents at end of year	$4,358,000	$3,296,000	$3,595,000