Form 10-Q
period 2006-03-31
COMMUNITY VALLEY BANCORP
filed 2006-05-15
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     March 31, 2006

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	0-31525	68-0479553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation or organization)

2041 Forest Avenue, Chico, California		95928
(Address of principal executive offices)		(Zip code)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12-b-2.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2. Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock — 7,465,073 shares outstanding at May 12, 2006.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands except share data)	March 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$16,635	$18,988
Federal funds sold	9,735	29,015
Total cash and cash equivalents	26,370	48,003

Interest-bearing deposits in banks	5,348	6,636
Investment securities (market value of $6,587 at March 31, 2006 and $6,676 at December 31, 2005)	6,587	6,676
Loans held for sale, at lower of cost or market	3,547	2,197
Loans, less allowance for loan losses of $4,961 at March 31, 2006 and $4,716 at December 31, 2005	434,872	401,221
Premises and equipment, net	11,343	11,221
Accrued interest receivable and other assets	18,414	18,823
Total assets	$506,481	$494,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$81,705	$83,336
Interest bearing	363,128	350,682
Total deposits	444,833	434,018

Notes payable	954	1,782

Junior subordinated debentures	8,248	8,248

Accrued interest payable and other liabilities	9,312	9,174

Total liabilities	463,347	453,222

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; outstanding – 7,443,673 shares at March 31, 2006 and 7,408,047 shares at December 31, 2005	9,243	9,051
Unallocated ESOP shares (181,839 shares at March 31, 2006 and 185,051 shares at December 31, 2005, at cost)	(1,373)	(1,391)

Retained earnings	35,285	33,908

Accumulated other comprehensive loss, net of taxes	(21)	(13)

Total shareholders’ equity	43,134	41,555
Total liabilities and shareholders’ equity	$506,481	$494,777

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)in thousands, except per share data)

For the 3 months ended March 31,

	2006	2005

Interest income:
Interest and fees on loans	$8,941	$6,688
Interest on federal funds sold	205	232
Interest on deposits in banks	56	60
Interest and dividends on investment securities:
Taxable	50	47
Exempt from Federal income taxes	16	25

Total interest income	9,268	7,052

Interest expense:
Interest on deposits	1,539	1,003
Interest on junior subordinated debentures	170	131
Interest on note payable	18	11
Total interest expense	1,727	1,145

Net interest income before provision for loan losses	7,541	5,907

Provision for loan losses	225	225
Net interest income after provision for loan losses	7,316	5,682

Non-interest income	1,483	1,636

Non-interest expenses:
Salaries and employee benefits	3,688	3,036
Occupancy	317	281
Furniture and equipment	456	391
Other expense	1,299	1,166
Total non-interest expense	5,760	4,874

Income before provision for income taxes	3,039	2,444

Provision for income taxes	1,290	990

Net income	$1,749	$1,454

Basic earnings per share	$.24	$.20
Diluted earnings per share	$.23	$.19

Cash dividends per share	$.05	$.0375

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except shares and per share data)

					Accumulated
					Other
			Unallocated		Comprehensive
	Common Stock		ESOP	Retained	Income (loss)	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Net of Taxes	Equity	Income

Balance, January 1, 2005	7,273,582	$7,862	$(1,144)	$27,802	$11	$34,531

Comprehensive income
Net income				7,198		7,198	$7,198
Other comprehensive loss,
Net change in unrealized gains on available-for-sale investment securities					$(24)	(24)	(24)
Total comprehensive income							$7,174

Exercise of stock options and related tax benefit	134,465	1,039				1,039
Amortization of stock compensation – ESOP shares		150	101			251
Shares acquired or redeemed by ESOP			(348)			(348)
Cash dividends- $.16 per share				(1,092)		(1,092)

Balance, December 31, 2005	7,408,047	9,051	(1,391)	33,908	(13)	41,555

Comprehensive income
Net income				1,749		1,749	$1,749
Other comprehensive loss:
Net change in unrealized loss on available-for-sale Investment securities					(9)	(9)	(9)

Total comprehensive income							$1,740

Exercise of stock options and related tax benefit	35,626	122				122
Amortization of stock compensation – ESOP shares		27	19			46
Stock-based compensation expense		43
Cash dividends declared - $0.04 per share				(372)		(274)

Balance, March 31, 2006	7,443,673	$9,243	$(1,372)	$35,285	$(22)	$43,134

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)

For the three months ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$1,749	$1,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	225
Deferred loan origination costs, net	(62)	(182)
Depreciation and amortization, net	397	296
Net increase in loans held for sale	(1,350)	(1,987)
Increase in cash surrender value of bank-owned life insurance, net	(77)	(68)
Non-cash compensation expense associated with the ESOP	46	46
Share based compensation expense associated with the stock options	43
Decrease (increase) in accrued interest receivable and other assets	507	(909)
Increase (decrease) in accrued interest payable and other liabilities	82	(105)

Net cash provided by operating activities	1,560	(1,230)

Cash flows from investing activities:

Net decrease (increase) in interest-bearing deposits in banks	1,288	(99)
Proceeds from principal payments on available-for-sale investment securities	6
Proceeds from principal payments, called or matured held-to-maturity investment securities	68	115
Purchase of available-for-sale investment securities		(999)
Purchase of held-to-maturity investment securities		(995)
Purchases of premises and equipment	(519)	(1,450)
Proceeds from sale of premises and equipment		(500)
Net increase in loans	(33,835)	(5,193)

Net cash (used in) investing activities	(32,992)	(9,121)

Cash flows from financing activities:

Net (decrease) increase in demand, interest-bearing and savings deposits	$(4,624)	$12,760
Net increase (decrease) in time deposits	15,439	(4,960)
Repayment of ESOP note payable	(28)	(33)
Payment of cash dividends	(296)	(273)
Proceeds from exercise of stock options	108	101
Payment of note payable	(800)

Net cash provided by financing activities	9,799	7,595

Decrease in cash and cash equivalents	(21,633)	(2,757)

Cash and cash equivalents at beginning of year	48,003	68,218

Cash and cash equivalents at end of period	$26,370	$65,462

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and CVB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month period ended March 31, 2006 may not necessarily be indicative of the operating results for the full year 2006.

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or the Bank.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,249,509 shares for the three month period ended March 31, 2006 and 7,109,974 shares for the three month period ended March 31, 2005). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (398,311 shares for the three-month period ended March 31, 2006 and 476,176 shares for the three-month period ended March 31, 2005). Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented. During the periods covered the Company had no stock options that were considered anti-dilutive.

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

4. STOCK –BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 261,264 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 619,737 shares of common stock remain reserved for issuance to employees and directors, of which 74,677 shares are available for future grants.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.

The Company recorded an incremental $43 thousand ($38 thousand after tax) of stock-based compensation expense during the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123(R). As a result, there was not a significant impact on the provision for income taxes on the basic or diluted earnings per share. SFAS No. 123(R), Share-Based Payment, requires the fair value method of accounting for stock options whereby compensation expense will be recognized based on the computed fair value of the options on the grant date for stock options granted on or after the effective date of the standard, January 1, 2006. Certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required for periods prior to implementation of the standard for companies, such as Community Valley Bancorp, which used the intrinsic-value method for accounting for stock options, and are as follows:

March 31, 2005

Net earnings as reported	$1,454

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	$(87)

Pro forma net income	$1,367

Basic earnings per share - as reported	$0.20
Basic earnings per share - pro forma	$0.19

Diluted earnings per share - as reported	$0.19
Diluted earnings per share - pro forma	$0.18

The fair value of the options granted during the three months ended March 31, 2006 and 2005 are noted below and are based on the following assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005

Expected Volatility	33.08%	41.00%
Risk-free interest rate	4.50%	4.00%
Expected Option Life	7.5 years	10 years
Weighted average fair value of options granted during the year	$3.67	$7.50

Stock option activity for the interim 2006 and 2005 period is summarized as follows:

2006	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at January 1	841,950	$2.30 to $14.75	$5.74
Exercised	(35,626)	$2.23 to $7.50	$3.04
Granted	4,000	$15.40	$15.40
Cancelled or expired	(4,000)	$14.75	$14.75

Outstanding at March 31	806,324	$2.30 to $15.40	$5.79	3.5 years
Options vested or expected to vest at March 31, 2006	791,493	$2.30 to $15.40	$5.68	3.6 years
Exercisable at March 31	676,378	$2.30 to $15.40	$4.67	2.8 years

2005	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	966,028	$1.02 to $13.88	$5.22
Exercised	26,768	$1.02 to $7.50	$3.75
Granted	20,000	$13.25 to $13.75	$14.05
Cancelled or expired

Outstanding at March 31	959,260	$2.30 to $13.75	$5.45
Exercisable at March 31	826,829	$2.30 to $13.75	$4.75

The total fair value of the shares that vested during the quarter ended March 31, 2006 was $64,264 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2006. The intrinsic value of options outstanding, options vested or expected to vest, and exercisable relating to the above stock option plan was $8.0 million, $7.9 million and $7.4 million, respectively, as of March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $372,000 and $186,000, respectively.

As required by SFAS 123 (R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 2% for the remaining non-vested options.

At March 31, 2006, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $1.1 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 3.4 years and will be adjusted for subsequent changes in estimated forfeitures.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $194,635,000 and $200,693,000 and stand-by letters of credit of $6,409,000 and $4,895,000 at March 31, 2006 and December 31, 2005, respectively.

Of the loan commitments outstanding at March 31, 2006, $115,153,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2006 and December 31, 2005. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

6. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS 156 requires that a servicing asset or liability be recognized each time a contract to service a financial asset is entered into, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities based on the amortization method or the fair value measurement method. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to are subsequently measured at fair value. SFAS 156 will become effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted at the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date entered into on or after January 1, 2007  SFAS 156 permits a one-time reclassification of available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. The provisions of SFAS 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management has not completed its evaluation of the impact that SFAS 156 will have but believes that the effect on the Company’s financial position and results of operations will not be material.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for March 31, 2006 and December 31, 2005 and income and expense accounts for the three-month period ended March 31, 2006 and 2005. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

General Development of Business

Community Valley Bancorp (the “Company”) is a financial holding company (FHC”) registered and authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002 and elected to change to a FHC in 2004. As a financial holding company, the Company is subject to the Federal Holding Company Act and to supervision by the board of Governors of the Federal Reserve System (“FRB”). Its principal office is located at 2041 Forest Avenue, Chico, California 95928 and its telephone number is (530) 899-2344.

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank. Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. Butte Community Bank operates thirteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. The Bank also maintains Loan Production Offices in Citrus Heights and Gridley. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

On December 19, 2002, the Company formed a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities.

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services.

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2005 Annual Report to Shareholders on Form 10-K and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s annual consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at March 31, 2006.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”) using the modified prospective transition method. Prior periods have not been restated to reflect the impact of SFAS No. 123(R). Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation and no stock-based compensation expense was recorded. As a result of adopting this statement the Company will recognize stock-based compensation expense for all preexisting non-vested stock options and all new stock option grants that are expected to vest as the requisite service is rendered. See Note 4 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R).

Revenue recognition

The Company’s primary source of revenue is interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2005 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

Overview

The Company recorded net income of $1,749,000 for the quarter ended March 31, 2006, which was a 20% increase from the $1,454,000 reported for the same period of 2005. Diluted earnings per share for the first quarter of 2006 were $0.23, compared to the $0.19 recorded in the first quarter of 2005. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the first quarter of 2006 were 16.61% and 1.42%, respectively, as compared to 16.61% and 1.31%, respectively, for the same period in 2005. The primary reason for the increase in net income was due to significant growth in average earning assets and the increase in the net interest margin, as a result of the positive effect of the rising interest rate environment. These increases were offset by higher interest expense from growth in the levels of the average interest bearing deposit balances and increases in the rates paid, and increases non-interest expenses, primarily in salaries and benefits.

Total assets of the Company increased by $11,704,000 2.4% from $494,777,000 at December 31, 2005 to $506,481,000 at March 31, 2006. Net loans increased to $438,419,000, up $35,001,000, 8.7% from the ending balances on December 31, 2005. Deposit balances at March 31, 2006 increased to $444,833,000 up $10,815,000 2.5% from December 31, 2005.

Table One below provides a summary of the components of net income for the periods indicated:

Table One: Components of Net Income

	Three months ended March 31,
(In thousands, except percentages)	2006	2005

Net interest income	$7,541	$5,907
Provision for loan losses	(225)	(225)
Non-interest income	1,483	1,636
Non-interest expense	(5,760)	(4,874)
Provision for income taxes	(1,290)	(990)

Net income	$1,749	$1,454

Average total assets (In millions)	$498.2	$449.8
Net income (annualized) as a percentage of average total assets	1.42%	1.31%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 6.77% for the three months ended March 31, 2006 and 5.97% for the three months ended March 31, 2005.  Net interest income increased $1,634,000 (27.7%) for the first quarter of 2006 compared to the same period in 2005.  The primary reason for this increase was the growth in average loans of $73,792,000 over the same period in 2005 along with the overall positive impact of the rising interest rate environment.

The average balances of interest bearing liabilities of $359,188,000 were $34,208,000 (10.5%) higher in the first quarter of 2006 versus the same quarter in 2005.  As interest bearing balances increased, rates paid on these liabilities increased by 52 basis points on a quarter over quarter basis.  As a result, interest expense was $582,000 (50.8%) higher in the first quarter versus the same period in 2005.

Table Two, Analysis of Net Interest Margin and Table Three, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company’s interest income and expense.  Table Two provides an analysis of net interest margin setting forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin.

Table Two:  Analysis of Net Interest Margin on Earning Assets

	2006			2005
Three Months Ended March 31, (In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)

Assets:
Earning assets
Loans (1)	$421,695	$8,941	8.60%	$347,903	$6,688	7.80%
Taxable investment securities	5,207	50	3.89%	6,047	47	3.25%
Tax-exempt investment securities (2)	1,380	16	4.70%	2,041	25	4.91%
Federal funds sold	17,473	205	4.76%	36,348	232	2.59%
Interest bearing deposits in banks	5,844	56	3.89%	8,715	60	2.79%
Total earning assets	451,599	$9,268	8.32%	401,054	$7,052	7.05%
Cash & due from banks	16,037			12,751
Other assets	30,570			36,002
Average total assets	$498,206			$449,807

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$186,927	$425	0.92%	$181,032	$270	0.60%
Savings	36,770	44	0.49%	34,721	42.49%
Time deposits	126,280	1,070	3.44%	100,168	691	2.81%
Other borrowings	9,211	188	8.28%	9,058	142	6.36%
Total interest bearing liabilities	359,188	$1,727	1.95%	324,980	$1,145	1.43%

Demand deposits	87,958			82,263
Other liabilities	8,354			7,070
Total liabilities	455,500			414,313
Shareholders’ equity	42,706			35,494
Average liabilities and equity	$498,206			$449,807
Net interest income & margin (3)		7,541	6.77%		$5,907	5.97%

(1)                    Loan interest includes loan fees of $617,000 and $616,000 during the three months ended March 31, 2006 and March 31, 2005, respectively.

(2)                    Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)                    Net interest margin is computed by dividing net interest income by total average earning assets.

(4)                    Average yield is calculated based on actual days in quarter (90 for March 31, 2006 and 90 for March 31, 2005) and annualized to actual days in year (365 for 2006 and 2005).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending March 31, 2006 net interest income has increased $1,634,000 over the same time period in 2005.  Interest income from earning assets has increased by $2,216,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,419,000 while interest income from changes in rates has increased by $834,000.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of interest bearing demand deposits and time deposits, has resulted in a net increase of interest expense of $582,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended March 31, 2006 over 2005
Increase (decrease) due to change in:	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,419	$834	$2,253
Taxable investment securities	(7)	8	3
Tax exempt investment securities (2)	(8)	(1)	(9)
Federal funds sold	(120)	93	(27)
Interest bearing deposits in banks	(20)	16	(4)
Total	1,264	950	2,216

Interest-bearing liabilities:
NOW and MMDA deposits	9	146	155
Savings deposits	2	0	2
Time deposits	181	196	379
Other borrowings	2	44	46
Total	194	386	582
Interest differential	$1,070	$564	$1,634

(1)                    The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)                    Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)                    The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands):

Table Four:  Components of Noninterest Income

Three Months Ended March 31,

	2006	% of Avg. Assets	2005	% of Avg. Assets

Service charges on deposit accounts	$578	0.46%	$539	0.48%
Loan servicing fees	104	0.08%	98	0.09%
Fees - alternative investment sales	69	0.15%	159	0.14%
Merchant fee income	88	0.07%	78	0.07%
Gain on the sale of loans	356	0.29%	473	0.42%
Other	288	0.26%	289	0.26%
Total non-interest income	$1,483	1.27%	$1,636	1.46%

Non-interest income declined by $153,000 (10.3%) to $1,483,000 for the three months ended March 31, 2006 as compared to $1,636,000 for the three months ended March 31, 2005.  Increases in non-interest income were realized in fees from service charges (up 7.2%), loan servicing fees (up 6.1%), and merchant fee income (up 12.8%) for the three months ended March 31, 2006 as compared to March 31, 2005.  Decreases were in fees from alternative investment sales (down 56.6%), gains on the sale of loans (down 24.7%) and other income (down .35%) The increase in service charge income was the result of additional deposit accounts opened during the first quarter throughout our system of branches.  Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased.  The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees due to a decline in sales during the first quarter.  Gains on sales of loans into the secondary market decreased compared to the prior year as the loans sold by our Government and Mortgage Lending Divisions were of lesser total value.

Non-interest Expense

Non-interest expense increased $886,000 (18.2%) to $5,760,000 in the first quarter of 2006 versus $4,874,000 in the first quarter of 2005.  Salary and employee benefits increased $652,000 (21.5%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow.  On a quarter over quarter basis, full time equivalent employees increased by 20 to 239 (9.1%).  Benefit costs and employer taxes increased commensurate with the salaries.  On a quarter over quarter basis, occupancy expenses were higher by $36,000 (12.8%).  This increase in costs is associated with building leases, utilities, janitorial services and property taxes.  Furniture and equipment expense was $456,000 in the first quarter of 2006 compared to $391,000 in the same period of 2005, representing a 16.6% increase.  This increase relates to the depreciation recorded on the purchase of new technology software and hardware. Other expenses increased $135,000 (11.6%) in the first quarter of 2006 versus the first quarter of 2005.  This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the first quarter of 2006 and 2005.  There were no net loan charge-offs for the first quarter of 2006 as charge-offs of $1 thousand were offset by recoveries for the same amount.  Net charge-offs for the period ended March 31, 2005 were $1 thousand. Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the first quarter of 2006 was 42.5%, versus 40.5% for the same period in 2005.  The increase in the tax provision was due to the Company having fewer tax exempt municipal bonds in the first quarter of 2006 than the same period in 2005.

Balance Sheet Analysis

The Company’s total assets were $506,481,000 at March 31, 2006 up $11,704,000 (2.4%) from $494,777,000 at December 31, 2005.  On a year over year basis, the average balance of total assets for the three months ended March 31, 2006 was $498,206,000, which represents an increase of $48,402,000 (10.8%) over the $449,807,000 during the three-month period ended March 31, 2005.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2006, these principal areas accounted for approximately 17%, 43%, 26%, 5% and 9%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2005 was 15%, 43%, 27%, 6% and 9%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit lines expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances from December 31, 2005 for commercial loans of $13,113,000 or (21.4%), consumer loans of $3,640,000 or (10.0%), commercial and residential real estate loans of $16,104,000 or (9.3%) real estate construction loans of $1,787,000 or (1.6%), and a decrease in agricultural loans of $809,000 or (3.4%).  Table Five below summarizes the composition of the loan portfolio as of March 31, 2006 and December 31, 2005.

Table Five: Loan Portfolio Composition

	March 31,	December 31,
(In thousands)	2006	2005
Commercial	$74,275	$61,162
Real estate:
Mortgage	189,553	173,449
Construction	112,917	111,130

Agriculture	23,994	24,803
Consumer	40,141	36,501
Total loans	440,880	407,045
Allowance for loan losses	(4,961)	(4,716)
Deferred loan fees, net	(1,047)	(1,108)
Total net loans	$434,872	$401,221

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 68.6% of the Company’s loan portfolio at March 31, 2006, which is slightly less, on a percentage basis, than the 69.9% concentration level at December 31, 2005.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2006 and December 31, 2005.  There were no loans past due 90 days or more and still accruing interest at March 31, 2006 or December 31, 2005.

Table Six:  Non-Performing Loans

	March 31,	December 31,
(In thousands)	2006	2005
Nonaccrual:
Commercial	0
Real estate	1,502
Consumer and other	9	9
Total non-performing loans	$1,511	$9

At March 31, 2006, there were two non-performing loans which were considered to be impaired.  One is a real estate secured government guaranteed loan for $1,502,000 of which the unguaranteed portion representing the Company’s exposure is $300,000.  The property is in foreclosure and management does not foresee a loss from this loan.  The other loan is a consumer loan on an automobile which the Company has repossessed and currently has for sale.  There was no specific valuation allowance on these impaired loans. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2006 or December 31, 2005.  Management is not aware of any potential problem loans, which were accruing and current at March 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of March 31, 2006 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $4,961,000 or 1.13% of total loans at March 31, 2006 and $4,716,000 or 1.16% at December 31, 2005.  There were no net charge-offs for the quarter ended March 31, 2006.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended March 31,
(In thousands, except for percentages)	2006	2005

Average loans outstanding	$421,695	$347,903

Allowance for possible loan losses at beginning of period	$4,716	$4,000

Loans charged off:
Commercial	—
Real estate	—	—
Consumer	(1)	(1)
Total	(1)	(1)
Recoveries of loans previously charged off:
Commercial	—	—
Real estate	—	—
Consumer	1
Total	1
Net loan charge offs	0	(1)

Additions to allowance charged to operating expenses	225	225
Allowance for unfunded loan commitments	20
Allowance for loan losses at end of period	$4,961	$4,224

Ratio of net charge-offs to average loans outstanding	.000%	.000%
Provision for possible loan losses to average loans outstanding	.053%	.065%
Allowance for loan losses to loans net of deferred fees at end of period	1.14%	1.23%

It is the policy of management to maintain the allowance for loan losses at a level adequate for known and inherent risks in the portfolio.  Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan losses and the allowance are adequate.  The Company generally makes monthly allocations to the allowance for loan losses.  The budgeted allocation is based on estimates of loss risk and loan growth.  Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Other Real Estate

At March 31, 2006 and December 31, 2005, the Company did not have any other real estate (“ORE”) properties.

Deposits

At March 31, 2006, total deposits were $444,833,000 representing an increase of $10,815,000 (2.5%) over the December 31, 2005 balance of $434,018,000.  This increase is concentrated in interest bearing checking accounts and certificates of deposit.  In order to keep up with the rapid growth in loans during the first quarter, rates on certificates of deposit were raised to encourage depositors to move their maturing funds from other institutions to the Bank.  Non-interest bearing deposits decreased by $1.6 million partly due to the reduction in deposits from a title company customer as activity in the real estate market have slowed.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a cash dividend of $.0375 per share on January 28, 2005, April 22, 2005, $0.04 per share on July 29, 2005, October 28, 2005 and January 27, 2006 and $0.05 per share on April 28, 2006.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At March 31, 2006, shareholders’ equity was $43,134,000, representing an increase of $1,579,000 (3.8%) from $41,555,000 at December 31, 2005.  The increase is primarily the result of the exercise of stock options and net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.6% at March 31, 2006 compared to 11.3% at December 31, 2005.  Tier 1 risk-based capital to risk-adjusted assets was 9.5% at March 31, 2006 and 10.1% at December 31, 2005.

Table Eight below lists the Company’s and the Bank’s capital ratios at March 31, 2006 and December 31, 2005, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Capital to Risk-Adjusted Assets	At March 31, 2006	At December 31, 2005	Minimum Regulatory Requirement

Company
Leverage ratio	10.3%	9.8%	4.0%

Tier 1 Risk-Based Capital	10.8%	11.4%	4.0%

Total Risk-Based Capital	11.8%	12.5%	8.0%

Bank

Leverage ratio	9.2%	8.8%	4.0%

Tier 1 Risk-Based Capital	9.5%	10.1%	4.0%

Total Risk-Based Capital	10.6%	11.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2006 and December 31, 2005.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2006 and December 31, 2005.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2006 and December 31, 2005

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2006	$ Change in NII from Current 12 Month Horizon December 31, 2005
Variation from a constant rate scenario
+200bp	$3,498	$1,732
- 200bp	$(4,028)	$(2,380)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended March 31, 2006, and 2005.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans and stand-by letters of credit at March 31, 2006 and December 31, 2005 were approximately $201,044,000 and $205,588,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2006, consolidated liquid assets totaled $31.9 million or 6.3% of total assets compared to $52.2 million or 10.5% of total assets on December 31, 2005.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2006.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and stand-by letters of credit were $201,044,000 and $205,588,000 at March 31, 2006 and December 31, 2005, respectively.  As a percentage of net loans, these off-balance sheet items represent 46.2% and 51.2%, respectively.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Subsequent Events

On April 14, 2006 the Company announced its acceptance into The NASDAQ Capital Market with an expected initial trade date of May 1, 2006.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

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

(b)  Reports on Form 8-K

On January 20, 2006 the Company filed a Report on form 8-k announcing the financial results for 2005.

On March 15, 2006, the Company filed a Report on form 8-k announcing a 25% increase in the cash dividend to be paid to shareholders of record on March 31, 2006, increasing the cash dividend from $0.04 per share to $0.05 per share payable April 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

May 12, 2006	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

May 12, 2006	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO