Form 10-Q
period 2006-06-30
COMMUNITY VALLEY BANCORP
filed 2006-08-14
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2. Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock — 7,450,863 shares outstanding at July 31, 2006.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In thousands except per share data)	June 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$19,255	$18,988
Federal funds sold	18,895	29,015
Total cash and cash equivalents	38,150	48,003

Interest-bearing deposits in banks	3,961	6,636
Investment securities (fair value of $5,170 at June 30, 2006 and $6,640 at December 31, 2005)	5,232	6,676
Loans held for sale, at lower of cost or market	2,142	2,197
Loans, less allowance for loan losses of $5,184 at June 30, 2006 and $4,716 at December 31, 2005	437,450	401,221

Premises and equipment, net	12,519	11,221
Accrued interest receivable and other assets	19,200	18,823

Total assets	$518,654	$494,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$84,477	$83,336
Interest bearing	371,175	350,682
Total deposits	455,652	434,018

Notes payable	1,073	1,782
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	8,828	9,174

Total liabilities	473,801	453,222

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; outstanding – 7,450,013 shares at June 30, 2006 and 7,408,047 shares at December 31, 2005	9,691	9,051

Unallocated ESOP shares (169,421 shares at June 30, 2006 and 185,051 shares at December 31, 2005, at cost)	(1,434)	(1,391)

Retained earnings	36,636	33,908

Accumulated other comprehensive loss, net of taxes	(40)	(13)

Total shareholders’ equity	44,853	41,555
Total liabilities and shareholders’ equity	$518,654	$494,777

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the periods ended June 30,
	Three months		Six Months
(In thousands, except per share data)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$9,848	$7,291	$18,789	$13,979
Interest on Federal funds sold	150	233	355	465
Interest on deposits in banks	51	68	107	128
Interest and dividends on investment securities:
Taxable	44	47	94	94

Exempt from Federal income taxes	16	31	32	56
Dividends	8	7	8	7
Total interest income	10,117	7,677	19,385	14,729

Interest expense:
Interest on deposits	2,015	1,012	3,554	2,017
Interest on junior subordinated debentures	182	143	352	274
Interest on note payable	19	14	37	25
Total interest expense	2,216	1,169	3,943	2,316

Net interest income before provision for loan losses	7,901	6,508	15,442	12,413

Provision for loan losses	225	225	450	450
Net interest income after provision for loan losses	7,676	6,283	14,992	11,963

Non-interest income	1,878	1,629	3,361	3,265

Non-interest expenses:
Salaries and employee benefits	3,800	2,788	7,488	5,824
Occupancy	322	277	639	558
Furniture and equipment	483	439	939	830
Other expense	1,430	1,430	2,729	2,594
Total non-interest expense	6,035	4,934	11,795	9,806

Income before provision for income taxes	3,519	2,978	6,558	5,422

Provision for income taxes	1,409	1,248	2,699	2,238

Net income	$2,110	$1,730	$3,859	$3,184

Basic earnings per share	$.29	$.24	$.53	$.45
Diluted earnings per share	$.28	$.23	$.50	$.42
Cash dividends per share	$.06	$.04	$.11	$.0775

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands except number of shares)

					Accumulated
			Unallocated		Other
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income (loss)	Equity	Income

Balance, January 1, 2005	7,273,582	$7,862	$(1,144)	$27,802	$11	$34,531

Comprehensive income
Net income				7,198		7,198	$7,198
Other comprehensive loss, net of taxes
Net change in unrealized loss on available-for-sale investment securities					(24)	(24)	(24)
Total comprehensive income							$7,174

Exercise of stock options and related tax benefit	134,465	1,039				1,039
Amortization of stock compensation – ESOP shares		150	101			251
Shares acquired or redeemed by ESOP			(348)			(348)
Cash dividends- $.16 per share				(1,092)		(1,092)

Balance, December 31, 2005	7,408,047	9,051	(1,391)	33,908	(13)	41,555

Comprehensive income
Net income				3,859		3,859	$3,859
Other comprehensive loss, net of taxes:
Net change in unrealized loss on available-for-sale investment securities					(27)	(27)	(27)

Total comprehensive income							$3,832
Exercise of stock options and related tax benefit	70,566	583				583
Retirement of common stock	(28,600)	(168)		(312)		(480)
Shares acquired or redeemed by ESOP			(151)			(151)
Amortization of stock compensation - ESOP shares		139	108			247
Stock-based compensation expense – stock options		86				86
Cash dividends - $0.11 per share				(819)		(819)

Balance, June 30, 2006	7,450,013	$9,691	$(1,434)	$36,636	$(40)	$44,853

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,859	$3,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	450
Decrease in deferred loan origination costs, net	(99)	(66)
Depreciation, amortization and accretion, net	801	736
Gain on disposition of premises and equipment		(20)
Net increase (decrease) in loans held for sale	55	(1,955)
Increase in cash surrender value of bank-owned life insurance	(165)	(146)
Non-cash compensation expense associated with the ESOP	247	91
Share based compensation expense associated with stock options	86
Deferred tax benefit of stock based compensation	(313)
Provision for deferred tax benefit	(7)
Decrease (increase) in accrued interest receivable and other assets	139	(1,170)
(Decrease) increase in accrued interest payable and other liabilities	(470)	344

Net cash provided by operating activities	4,583	1,447

Cash flows from investing activities:

Decrease in interest-bearing deposits in banks	2,675	297
Purchase of available-for-sale investment securities		(999)
Proceeds from called available-for-sale investment securities		1,000
Proceeds from matured available-for-sale investment securities	1,000
Proceeds from principal payments of available-for-sale investment securities	12
Proceeds from called held-to-maturity investment securities	246
Proceeds from matured held-to-maturity investment securities		100
Proceeds from principal payments of held-to-maturity investment securities	138	195
Purchase of held-to-maturity investment securities		(995)
Purchases of premises and equipment	(2,096)	(2,638)
Proceeds from sale of premises and equipment		31
Premiums paid for bank owned life insurance		(1,450)
Net increase in loans	(36,606)	(46,505)
Net cash used in investing activities	(34,631)	(50,964)

Cash flows from financing activities:

Net (decrease) increase in demand, interest-bearing and savings deposits	$(23,951)	$14,119
Net increase in time deposits	45,585	1,570
Proceeds from note payable		800
Payment of note payable	(800)
Repayments of ESOP note payable	(60)	(67)
Proceeds from ESOP loan	151
Payment of cash dividends	(668)	(547)
ESOP shares redeemed	(151)
Proceeds from exercise of stock options	257	324
Deferred tax benefit of stock based compensation	313
Repurchase of common stock	(480)	(348)

Net cash provided by financing activities	20,196	16,199

(Decrease) increase in cash and cash equivalents	(9,853)	(33,318)

Cash and cash equivalents at beginning of year	48,003	68,218

Cash and cash equivalents at end of period	$38,150	$34,900

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In the opinion of management, all adjustments (which consist solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and CVB Insurance Agency, LLC. The name has subsequently been changed to Butte Community Insurance Agency LLC.

All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and six-month periods ended June 30, 2006 may not necessarily be indicative of the operating results for the full year 2006.

Management has determined that because all of the commercial banking products and services offered by the Company are available in each branch of the bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or the Bank.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,279,749 and 7,264,629 shares for the three and six month periods ended June 30, 2006 and 7,148,463 and 7,129,218 shares for the three month and six month periods ended June 30, 2005). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (386,570 and 384,249 shares for the three and six month periods ended June 30, 2006 and 457,823 and 464,183 shares for the three and six month periods ended June 30, 2005). During the periods covered the Company had no stock options that were considered anti-dilutive.

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

4. STOCK –BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 251,240 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 518,944 shares of common stock remain reserved for issuance to employees and directors, of which 75,877 shares are available for future grants.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were $313,000 for the Company.

The Company recorded an incremental $43 thousand ($39 thousand after tax) of stock-based compensation expense during the three months ended June 30, 2006 and $86 thousand ($79 thousand after tax) for the six month period ended June 30, 2006 as a result of the adoption of SFAS No. 123(R). As a result, there was not a significant impact on the net income before or after the provision for income taxes or on the basic or diluted earnings per share. SFAS No. 123(R),  Share-Based Payment , requires the fair value method of accounting for stock options whereby compensation expense will be recognized based on the computed fair value of the options on the grant date for stock options granted on or after the effective date of the standard, January 1, 2006. Certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required for periods prior to implementation of the standard for companies, such as Community Valley Bancorp, which used the intrinsic-value method for accounting for stock options, and are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings as reported	$1,730	$3,184

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	$(89)	$(177)

Pro forma net income	$1,641	$3,007

Basic earnings per share - as reported	$0.24	$0.45
Basic earnings per share - pro forma	$0.23	$0.42

Diluted earnings per share - as reported	$0.23	$0.42
Diluted earnings per share - pro forma	$0.22	$0.40

The fair value of the options granted during the six month periodended June 30, 2006 and 2005 are noted below and are based on the following assumptions:

	Six Months Ended
	June 30, 2006	June 30, 2005

Expected Volatility	32.35%	29.27%
Risk-free interest rate	4.50%	4.00%
Expected Option Life	7.5 years	6.5 years
Weighted average fair value of options granted during the year	$3.58	$6.91

Stock option activity for the six month period ended June 30, 2006 and 2005 is summarized as follows:

2006	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at January 1	841,950	$2.30 to $14.75	$5.74
Exercised	(70,566)	$2.23 to $13.25	$3.64
Granted	6,000	$15.40	$15.40
Cancelled or expired	(7,200)	$7.13 to $14.75	$11.36

Outstanding at June 30	770,184	$2.30 to $15.40	$5.84	5.28 years
Options vested or expected to vest at June 30	755,418	$2.30 to $15.40	$5.76	2.9 years
Exercisable at June 30	650,632	$2.30 to $15.40	$4.79	5.0 years

2005	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	966,028	$1.02 to $13.88	$5.22
Exercised	(82,518)	$1.02 to $7.50	$3.92
Granted	20,000	$13.25 to $13.75	$14.05
Cancelled or expired	(10,000)	$13.75	$13.75

Outstanding at June 30	893,510	$2.30 to $13.75	$5.46
Exercisable at June 30	780,846	$2.30 to $13.75	$4.62

The total fair value of the shares that vested during the quarter and six months ended June 30, 2006 was $60,000 and $125,000.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2006. The intrinsic value of options outstanding, options vested or expected to vest, and exercisable relating to the above stock option plan was $8.56 million, $8.45 million and $7.9 million, respectively, as of June 30, 2006. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $942,000 and $865,000, respectively.

As required by SFAS 123 (R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 2% for the remaining non-vested options.

At June 30, 2006, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $398,000 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $201,855,000 and $200,693,000 and stand-by letters of credit of $2,684,000 and $4,895,000 at June 30, 2006 and December 31, 2005, respectively.

Of the loan commitments outstanding at June 30, 2006, $127,627,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2006 and December 31, 2005. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, Fin 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management has not completed its evaluation of the impact that FIN 48 will have.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for June 30, 2006 and December 31, 2005 and income and expense accounts for the three and six month periods ended June 30, 2006 and 2005. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

General Development of Business

Community Valley Bancorp (the “Company”) is a financial holding company (“FHC”) registered and authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002 and elected to change to a FHC in 2004. As a financial holding company, the Company is subject to the Federal Holding Company Act and to supervision by the board of Governors of the Federal Reserve System (“FRB”). Its principal office is located at 2041 Forest Avenue, Chico, California 95928 and its telephone number is (530) 899-2344.

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

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services.  The name has subsequently been changed to Butte Community Insurance Agency LLC.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at June 30, 2006.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment  (“SFAS 123(R)”) using the modified prospective transition method. Prior periods have not been restated to reflect the impact of SFAS No. 123(R). Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation  and no stock-based compensation expense was recorded .  As a result of adopting this statement the Company will recognize stock-based compensation expense for all preexisting non-vested stock options and all new stock option grants that are expected to vest as the requisite service is rendered. See Note 4 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R).

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

Overview

The Company recorded net income of $2,110,000 for the quarter ended June 30, 2006, which was a 22% increase from the $1,730,000 reported for the same period of 2005. Diluted earnings per share for the second quarter of 2006 were $0.28, compared to the $0.23 recorded in the second quarter of 2005. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the second quarter of 2006 were 19.03% and 1.64%, respectively, as compared to 18.65% and 1.49%, respectively, for the same period in 2005. The primary reason for the increase in net income was due to significant growth in average earning assets and the increase in the net interest margin, as a result of the positive effect of the rising interest rate environment. These increases were offset by higher interest expense from growth in the levels of the average interest bearing deposit balances and increases in the rates paid, and increases in non-interest expenses, primarily in salaries and benefits.

Net income for the six months ended June 30, 2006 was $3,859,000 which was a 21% increase from the $3,184,000 reported for the same period of 2005. Diluted earnings per share for the six months ended June 30, 2006 were $0.50, compared to the $0.42 recorded for the same period 2005. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the six months ended 2006 were 17.85% and 1.53%, respectively, as compared to 17.27% and 1.39%, respectively, for the same period in 2005. The primary reasons for the increase in net income for the six month period is consistent with increases discussed above for the second quarter.

Total assets of the Company increased by $23,877,000 4.8% from $494,777,000 at December 31, 2005 to $518,654,000 at June 30, 2006. Net loans increased to $439,531,000, up $36,113,000, 8.9% from the ending balances on December 31, 2005. Deposit balances at June 30, 2006 increased to $455,652,000 up $20,634,000, 5.0% from December 31, 2005.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except percentages)	2006	2005	2006	2005
Net interest income	$7,901	$6,508	$15,442	$12,413
Provision for loan losses	(225)	(225)	(450)	(450)
Non-interest income	1,878	1,629	3,361	3,265
Non-interest expenses	(6,035)	(4,934)	(11,795)	(9,806)
Provision for income taxes	(1,409)	(1,248)	(2,699)	(2,238)

Net income	$2,110	$1,730	$3,859	$3,184

Average total assets (In millions)	$516.0	$466.0	$507.2	$457.9
Net income (annualized) as a percentage of average total assets (ROAA)	1.64%	1.49%	1.53%	1.40%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 6.79% for the three months ended June 30, 2006 and 6.76% for the six month period ending June 30, 2005 compared to 6.18% and 6.06% for the same periods in the prior year.  Net interest income increased $1,393,000 (21.4%) for the second quarter of 2006 compared to the same period in 2005.  Net interest income increased $3,029,000 (24.4%) for the six months ended June 30, 2006 over the same period in 2005.  The primary reason for this increase was the growth in average loans of $69,875,000 and $47,385,000 for the second quarter and first six months of 2006 over the same periods in 2005 and increases in loan fees attributable to the growth in loans.

The average balances of interest bearing liabilities of $379,950,000 were $52,362,000 (16%) higher in the second quarter of 2006 versus the same quarter in 2005.  As interest bearing balances increased, rates paid on these liabilities increased by 91 basis points on a quarter over quarter basis.  As a result, interest expense was $1,047,000 (89.6%) higher in the second quarter versus the same period in 2005.  The average balances of interest bearing liabilities were $36,858,000 (11.3%) higher in the six-month period ended June 30, 2006 versus the same period in 2005.  Rates paid on interest bearing liabilities increased 75 basis points compared to the six month period ended June 30, 2005.

Table Two, Analysis of Net Interest Margin, sets forth the average daily balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities.  Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and six month periods ended June 30, 2006 compared to June 30, 2005 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended June 30, 2006 increased by $2,557,000 from $7,291,000 at June 30, 2005 to $9,848,000.  The average balance of loans increased from $373,520,000 to $443,395,000 and the interest rate earned increased from 7.83% to 8.91%.  Table Three shows the $2,557,000 increase in interest income from loans was actually the result of a $1,364,000 increase in interest income from the larger balance of loans and $1,193,000 from the increase in interest rates in the second quarter of 2006 compared to the same period in 2005.

A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin.  For example, to the extent that funds received from maturing or sold securities can be repositioned into loans instead of re-invested in securities, earnings increase because of the higher rates paid on loans.  However, changing the asset mix in this way comes at the price of additional risks that must be successfully managed.  Additional credit risk is incurred with loans compared to the very low risk of default loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses.

Table Two:  Analysis of Net Interest Margin

	Three Months Ended June 30,
	2006			2005
(In thousands, except percentages)	Avg Balance	Interest	Yield (4)	Avg Balance	Interest	Yield (4)
Earning assets:
Loans (1)	$443,395	$9,848	8.91%	$373,520	$7,291	7.83%
Taxable investment securities	4,715	52	4.42%	5,779	54	3.75%
Tax exempt investment securities (2)	1,378	16	4.71%	2,430	31	5.12%
Federal funds sold	12,835	150	4.70%	32,112	233	2.91%
Interest bearing deposits in banks	4,554	51	4.46%	8,701	68	3.13%
Total earning assets	466,877	$10,117	8.69%	422,542	$7,677	7.29%

Cash and due from banks	17,141			24,688
Other assets	32,225			18,770

Average total assets	$516,243			$466,001

Interest-bearing liabilities:
NOW & MMDA	$174,242	437	1.01%	$181,326	$266	0.59%
Savings	35,511	44	0.50%	36,611	44	0.48%
Time deposits	160,915	1,534	3.82%	100,359	702	2.81%
Other borrowings	9,282	201	8.69%	9,292	157	6.78%
Total interest bearing liabilities	379,950	2,216	2.34%	327,588	1,169	1.43%

Demand deposits	82,659			92,691
Other liabilities	9,167			8,474
Total liabilities	471,776			428,753
Shareholders’ equity	44,467			37,248
Average liabilities & equity	$516,243			$466,001
Net interest income & margin (3)		$7,901	6.79%		$6,508	6.18%

(1)             Loan interest includes loan fees of $628,000 and $610,000 during the three months ended June 30, 2006 and June 30, 2005, respectively.

(2)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)             Net interest margin is computed by dividing net interest income by total average earning assets.

(4)             Average yield is calculated based on actual days in quarter (91 for June 30, 2006 and 91 for June 30, 2005) and annualized to actual days in year (365 for 2006 and 2005).

	Six Months Ended June 30,
	2006			2005
(In thousands, except percentages)	Avg Balance	Interest	Yield (4)	Avg Balance	Interest	Yield (4)
Earning assets:
Loans (1)	$434,418	$18,789	8.72%	$360,762	$13,979	7.81%
Taxable investment securities	4,987	102	4.12%	5,913	101	3.44%
Tax exempt investment securities (2)	1,379	32	4.71%	2,236	56	5.05%
Federal funds sold	15,808	355	4.53%	35,091	465	2.67%
Interest bearing deposits in banks	5,298	107	4.06%	8,741	128	2.95%
Total earning assets	461,890	$19,385	8.46%	412,743	$14,729	7.20%

Cash and due from banks	16,639			18,720
Other assets	28,695			26,424

Average total assets	$507,224			$457,887

Interest-bearing liabilities:
NOW & MMDA	$182,925	$862	0.95%	$181,114	$536	0.60%
Savings	32,367	88	0.55%	35,620	86	0.49%
Time deposits	139,532	2,604	3.76%	101,304	1,395	2.78%
Other borrowings	9,247	389	8.48%	9,175	299	6.57%
Total interest bearing liabilities	364,071	$3,943	2.18%	327,213	$2,316	1.43%

Demand deposits	88,448			87,178
Other liabilities	11,118			7,125
Total liabilities	463,637			421,516
Shareholders’ equity	43,587			36,371
Average liabilities & equity	$507,224			$457,887
Net interest income & margin (3)		$15,442	6.76%		$12,413	6.06%

(1)             Loan interest includes loan fees of $1,245,000 and $1,226,000 during the six months ended June 30, 2006 and June 30, 2005, respectively.

(2)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)             Net interest margin is computed by dividing net interest income by total average earning assets.

(4)             Average yield is calculated based on actual days in quarter (181 for June 30, 2006 and June 30, 2005) and annualized to actual days in year (365 for 2006 and 2005).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2006 net interest income has increased $1,392,000 over the same time period in 2005.  Interest income from earning assets has increased by $2,441,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $1,169,000 while interest income from changes in rates has increased by $1,272,000.  Interest expense from interest bearing liabilities has increased by $1,049,000.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, has resulted in a net increase of interest expense of $413,000.  Increases in average rates paid, primarily time deposits and interest bearing checking accounts have resulted in an interest expense increase of $636,000.

On a year-to-date basis through June 30, 2006, net interest income has increased $3,030,000 over the total at June 30, 2005.  Interest income from earning assets has increased by $4,656,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $2,511,000 while interest income from changes in rates has increased by $2,145,000.   Interest expense for the six month period ending June 30, 2006 was $1,627,000 more than the total at June 30, 2005.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, have resulted in a net increase of interest expense of $525,000.  Increases in average rates paid, primarily on time deposits and interest bearing checking accounts have resulted in an interest expense increase of $1,102,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended June 30, 2006 over 2005 Increase (decrease) due to change in:	Volume	Rate (3)	Net
Interest-earning assets:
Net loans (1)	$1,364	$1,193	$2,557
Taxable investment securities	(10)	8	(2)
Tax exempt investment securities (2)	(14)	(1)	(15))
Federal funds sold	(140)	57	(83)
Interest bearing deposits in banks	(32)	15	(17)
Total	1,168	1,272	2,440

Interest-bearing liabilities:
NOW and MMDA deposits	(10)	181	171
Savings deposits	(1)	1	0
Time deposits	424	408	832
Other borrowings	0	44	44
Total	413	634	1,047
Interest differential	$756	$638	$1,393

(1)             The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)             The rate/volume variance has been included in the rate variance.

(In thousands) Six Months Ended June 30, 2006 over 2005 Increase (decrease) due to change in:	Volume	Rate (3)	Net
Interest-earning assets:
Net loans (1)	$2,854	$1,956	$4,810
Taxable investment securities	(16)	17	1
Tax exempt investment securities (2)	(13)	(3)	(24)
Federal funds sold	(140)	146	(110)
Interest bearing deposits in banks	(32)	29	(21)
Total	2,511	2,145	4,656

Interest-bearing liabilities:
NOW and MMDA deposits	5	321	326
Savings deposits	(8)	10	2
Time deposits	526	683	1,209
Other borrowings	2	88	90
Total	525	1,102	1,627
Interest differential	$1,986	$1,043	$3,029

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

Three Months Ended June 30,

	2006	% of Avg. Assets	2005	% of Avg. Assets

Service charges on deposit accounts	679	0.53	604	0.52
Loan servicing fees	107	0.08	104	0.09
Fees - alternative investment sales	86	0.07	176	0.15
Merchant fee income	99	0.08	108	0.09
Gain on the sale of loans	576	0.45	341	0.29
Other	331	0.25	296	0.25
Total non-interest income	1,878	1.46	1,629	1.39

Six Months Ended June 30,

	2006	% of Avg. Assets	2005	% of Avg. Assets

Service charges on deposit accounts	1,257	0.50	1,143	0.50
Loan servicing fees	211	0.08	200	0.09
Fees - alternative investment sales	155	0.06	335	0.15
Merchant fee income	187	0.07	186	0.08
Gain on the sale of loans	932	0.37	814	0.36
Other	619	0.24	587	0.26
Total non-interest income	3,361	1.32	3,265	1.44

Non-interest income increased by $249,000 (15.3%) to $1,878,000 for the three months ended June 30, 2006 as compared to $1,629,000 for the three months ended June 30, 2005.  Increases in non-interest income were realized in fees from service charges (up 12.4%), loan servicing fees (up 2.9%), gains on the sale of loans (up 68.9%) and other income (up 11.8%).  Decreases were in fees from alternative investment sales (down 104.7%) and merchant fee income (down 9.1%) for the three months ended June 30, 2006 as compared to June 30, 2005.  The increase in service charge income was the result of additional deposit accounts opened during the second quarter throughout our system of branches.  Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased slightly. Gains on sales of loans into the secondary market increased compared to the prior year as the loans sold by our Government and Mortgage Lending Divisions were of greater total value.  The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees due to a decline in sales during the second quarter.  Merchant fee income was down due to a lower volume of credit card sales.

Non-interest income increased by $96,000 (2.9%) to $3,361,000 for the six months ended June 30, 2006 as compared to $3,265,000 for the six months ended June 30, 2005.  Increases in non-interest income were realized in fees from service charges (up 10%), loan servicing fees (up 5.5%), merchant fee income (up .5%), gains on the sale of loans (up 14.5%) and other income (up 4.8%).    There was a decrease in fees from alternative investment sales (down 116.1%), The increase in service charge income was the result of additional deposit accounts opened during the first half of the year throughout our system of branches.  Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased slightly.  Gains on sales of loans into the secondary market increased during the first half of 2006 as compared to the same period in 2005 as the loans sold by our Government and Mortgage Lending Divisions were of greater total value generating more income.  Alternative investment fee income was less than the same time period in 2005 due to fewer sales of mutual funds and annuities.

Non-interest Expense

Non-interest expense increased $1,101,000 (22.3%) from $4,934,000 in the second quarter of 2005 to $6,035,000 in the second quarter of 2006.  Salary and employee benefits increased $1,012,000 (36.3%) resulting from normal cost of living raises, commissions paid to Butte Community Bank’s Real Estate Loan agents and staffing additions made during the year as the Company continues to grow.  On a quarter over quarter basis, full time equivalent employees increased by 7 to 246 (2.9%).  Benefit costs and employer taxes increased commensurate with the salaries.  On a quarter over quarter basis, occupancy expenses were higher by $45,000 (16.2%).  This increase in costs is associated with building leases, utilities, janitorial services and property taxes.  Furniture and equipment expense was $483,000 in the second quarter of 2006 compared to $439,000 in the same period of 2005, representing a 10% increase.  This increase relates to the depreciation recorded on the purchase of new technology software and hardware. Other expenses in the second quarter of 2006 were consistent with the second quarter of 2005.

Non-interest expense increased $1,989,000 (20.3%) from $9,806,000 in the first six months of 2005 to $11,795,000 in the first six months of 2006.  Salaries and benefits increased by $1,664,000 (28.6%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow.  On a year over year basis, full time equivalent employees increased by 20 to 246.  Occupancy expense was up $81,000 (14.5%) from the first six months of 2005 to the first six months of 2006 due to increases in utilities, landscape maintenance, janitorial services and property taxes. Furniture and equipment expense was up $109,000 (13.1%) from the first six months of 2005 to the first six months of 2006 due to increases in depreciation from purchases of equipment and associated maintenance contracts.  Other expenses increased by $135,000 (5.2%).  This increase was attributable to higher telephone, postage and insurance costs as well as increased advertising and promotion costs.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the second quarter of 2006 and 2005.  Net loan charge-offs for the second quarter of 2006 were $9,000. Net charge-offs for the period ended June 30, 2005 were $5,000.  For the first six months of 2006, the Company made provisions for loan losses of $450,000 which was the same amount as the provision for the first six months of 2005.  Net loan charge-offs for the six months ended June 30, 2006 were $9,000 as compared to $6,000 for the six months ended June 30, 2005.   Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the second quarter and first six months of 2006 remained fairly consistent at 40.0% and 41.2%, versus 41.9%  and 41.3% for the same periods in 2005.

Balance Sheet Analysis

The Company’s total assets were $518,654,000 at June 30, 2006 up $23,877,000 (4.8%) from $494,777,000 at December 31, 2005.  On a year over year basis, the average balance of total assets for the six months ended June 30, 2006 was $507,224,000, which represents an increase of $49,337,000 (10.8%) over the $457,887,000 during the six-month period ended June 30, 2005.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2006, these principal areas accounted for approximately 15%, 43%, 26%, 7% and 9%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2005 was 15%, 43%, 27%, 6% and 9%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit lines expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances from December 31, 2005 for commercial loans of $4,249,000 or (6.9%), commercial and residential mortgage real estate loans of $16,107,000 or (9.3%) real estate construction loans of $6,157,000 or (5.5%), consumer loans of $5,650,000 or (15.5%), and agricultural loans of $4,734,000 or (19.1%).  Table Five below summarizes the composition of the loan portfolio as of June 30, 2006 and December 31, 2005.

Table Five: Loan Portfolio Composition

	June 30,	December 31,
(In thousands)	2006	2005
Commercial	65,411	61,162
Real estate:
Mortgage	189,257	173,449
Construction	117,287	111,130

Agriculture	29,537	24,803
Consumer	42,151	36,501
Total loans	443,643	407,045
Allowance for loan losses	(5,184)	(4,716)
Deferred loan fees, net	(1,009)	(1,108)
Total net loans	437,450	401,221

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 69.2% of the Company’s loan portfolio at June 30, 2006, which is slightly less, on a percentage basis, than the 69.9% concentration level at December 31, 2005.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of June 30, 2006 and December 31, 2005.  There were no loans past due 90 days or more and still accruing interest at June 30, 2006 or December 31, 2005.

Table Six:  Non-Performing Loans

	June	December 31,
(In thousands)	2006	2005
Nonaccrual:
Commercial	35
Real estate	1,502
Consumer and other	0	9
Total non-performing loans	1,537	9

At June 30, 2006, there were two non-performing loans which were considered to be impaired.  One is a real estate secured government guaranteed loan for $1,502,000 of which the unguaranteed portion representing the Company’s potential loss exposure is $300,000.  The property is in foreclosure and management does not foresee a loss from this loan.  The other loan is an unsecured commercial business loan in the amount of $35,000.  The Company does not foresee taking a loss on this loan.  There was no specific valuation allowance on these impaired loans. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2006 or December 31, 2005.  Management is not aware of any potential problem loans, which were accruing and current at June 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2006 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $5,184,000 or 1.17% of total loans at June 30, 2006 and $4,717,000 or 1.16% at December 31, 2005.  Net charge-offs for the quarter and six month period ended June 30, 2006 were $9,000.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2006	2005	2006	2005

Average loans outstanding	$443,395	$373,520	$434,418	$360,762

Allowance for possible loan losses at beginning of period	$4,961	$4,224	$4,716	$4,000

Loans charged off:
Commercial
Real estate
Consumer	(9)	(5)	(9)	(6)
Total	(9)	(5)	(9)	(6)
Recoveries of loans previously
charged off:
Commercial
Real estate
Consumer			1
Total
Net loan recoveries/charge-offs	(9)	(5)	(8)	(6)

Additions to allowance charged to operating expenses	225	225	450	450
Allowance for unfunded commitments	7		26
Allowance for loan losses at end of period	$5,184	$4,444	$5,184	$4,444
Ratio of net charge-offs to average loans outstanding	.00%	.00%	.00%	.00%
Provision for possible loan losses to averageloans outstanding	.06%	.06%	.12%	.12%
Allowance for loan losses to loans net of deferred fees at end of period	1.17%	1.15%	1.17%	1.15%

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

Other Real Estate

At June 30, 2006 and December 31, 2005, the Company did not have any other real estate (“ORE”) properties.

Deposits

At June 30, 2006, total deposits were $455,652,000 representing an increase of $21,634,000 (5.0%) over the December 31, 2005 balance of $434,018,000.  This increase is concentrated mainly in certificates of deposit which have increased $46 million or 38% since December 31, 2005.  Brokered certificates of deposit represent $16 million of this increase with the remaining $30 million acquired through the branch network.  In order to keep up with the rapid growth in loans during the first half of 2006, rates on certificates of deposit were raised to encourage depositors to move their maturing funds from other institutions to the Bank.  Non-interest bearing demand deposits have increased by $825,000 while interest bearing demand deposits have decreased by $24.6 million in the first six months of 2006.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of a quarterly cash dividends totaling $0.16 per share for 2005 and $0.11 per share for the first two quarters of 2006.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At June 30, 2006, shareholders’ equity was $44,853,000, representing an increase of $3,298,000 (7.9%) from $41,555,000 at December 31, 2005.  The increase is primarily the result of the exercise of stock options and net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.9% at June 30, 2006 compared to 11.3% at December 31, 2005.  Tier 1 risk-based capital to risk-adjusted assets was 9.7% at June 30, 2006 and 10.1% at December 31, 2005.

Table Eight below lists the Company’s and the Bank’s capital ratios at June 30, 2006 and December 31, 2005, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Capital to Risk-Adjusted Assets	At June 30, 2006	At December 31, 2005	Minimum

Company
Leverage ratio	10.4%	9.8%	4.0%

Tier 1 Risk-Based Capital	10.9%	11.4%	4.0%

Total Risk-Based Capital	12.1%	12.5%	8.0%

Bank

Leverage ratio	9.3%	8.8%	4.0%

Tier 1 Risk-Based Capital	9.7%	10.1%	4.0%

Total Risk-Based Capital	10.9%	11.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at June 30, 2006 and December 31, 2005.  The Bank was considered “well-capitalized” by regulatory standards, at June 30, 2006 and December 31, 2005.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2006 and December 31, 2005

	$ Change in NII from Current	$ Change in NII from Current
	12 Month Horizon	12 Month Horizon
(In thousands)	June 30, 2006	December 31, 2005
Variation from a constant rate scenario
+200bp	3,353	1,732
- 200bp	(4,199)	(2,380)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2006, and 2005.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans and stand-by letters of credit at June 30, 2006 and December 31, 2005 were approximately $204,539,000 and $205,588,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2006, consolidated liquid assets totaled $42.2 million or 8.1% of total assets compared to $52.2 million or 10.5% of total assets on December 31, 2005.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2006.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and stand-by letters of credit were $204,539,000 and $205,588,000 at June 30, 2006 and December 31, 2005, respectively.  As a percentage of net loans, these off-balance sheet items represent 46.5% and 51.2%, respectively.

Other Matters

 Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Subsequent Events

On July 31, 2006 the Company moved its full service branch office in Redding to 2951 Churn Creek Road.  This location is a larger site with better visibility and a drive-up window capability.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Shareholder meeting of the Registrant was held on May 25, 2006.

6,087,389 shares or 82% of the outstanding voting stock was available for quorum.

Proposal #1   6,086,609 shares or 82% voted for the election of thirteen directors named in the proxy statement for terms expiring on the date of the annual meeting in 2007.

Proposal #2   4,512,595 shares or 57% voted for the By Law Amendment to increase the size of the range of directors from 7 to 13 to 8 to 15.

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

COMMUNITY VALLEY BANCORP

August 11, 2006	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 11, 2006	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO