Form 10-Q
period 2006-09-30
COMMUNITY VALLEY BANCORP
filed 2006-11-14
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	000-51678	68-0479553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation or organization)

2041 Forest Avenue, Chico, California		95928
(Address of principal executive offices)		(Zip code)

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

No par value Common Stock — 7,471,362 shares outstanding at November 9, 2006.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands except per share data)	September 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$16,455	$18,988
Federal funds sold	8,410	29,015
Total cash and cash equivalents	24,865	48,003

Interest-bearing deposits in banks	3,664	6,636
Investment securities (fair value of $5,201 at September 30, 2006 and $6,640 at December 31, 2005)	5,231	6,676
Loans held for sale at lower of cost or market	1,899	2,197
Loans, less allowance for loan losses of $5,368 at September 30, 2006 and $4,716 at December 31, 2005	461,498	401,221

Premises and equipment, net	14,366	11,221
Accrued interest receivable and other assets	19,898	18,823
Total assets	$531,421	$494,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$84,625	$83,336
Interest bearing	381,806	350,682
Total deposits	466,431	434,018

Notes payable	1,244	1,782
Junior subordinated debentures	8,248	8,248

Accrued interest payable and other liabilities	9,686	9,174

Total liabilities	485,609	453,222

Commitments and contingencies

Shareholders’ equity:
Common stock – no par value; 20,000,000 shares authorized; issued and outstanding – 7,469,163 shares at September 30, 2006 and 7,408,047 shares at December 31, 2005	9,844	9,051

Unallocated ESOP shares (169,868 shares at September 30, 2006 and 185,051 shares at December 31, 2005, at cost)	(1,575)	(1,391)

Retained earnings	37,554	33,908

Accumulated other comprehensive loss net of taxes	(11)	(13)

Total shareholders’ equity	45,812	41,555
Total liabilities and shareholders equity	$531,421	$494,777

See Notes to Unaudited Condensed Consolidated Financial  Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the periods ended September 30,
	Three months		Nine Months
(In thousands, except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$10,414	$8,273	$29,203	$22,252
Interest on Federal funds sold	166	177	521	642
Interest on deposits in banks	36	60	143	188
Interest and dividends on investment securities:
Taxable	37	43	131	137
Exempt from Federal income taxes	17	27	49	83
Dividends		3	8	10

Total interest income	10,670	8,583	30,055	23,312
Interest expense:
Interest on deposits	2,346	1,231	5,900	3,248
Interest on junior subordinated debentures	192	153	544	428
Interest on note payable	23	21	60	46
Total interest expense	2,561	1,405	6,504	3,722

Net interest income before provision for loan losses	8,109	7,178	23,551	19,590
Provision for loan losses	225	225	675	675
Net interest income after provision for loan losses	7,884	6,953	22,876	18,915

Non-interest income	1,523	1,966	4,884	5,231

Non-interest expenses:
Salaries and employee benefits	3,804	3,096	11,292	8,920
Occupancy	393	326	1,032	884
Furniture and equipment	483	465	1,422	1,295
Other expense	1,590	1,468	4,319	4,061
Total non-interest expense	6,270	5,355	18,065	15,160

Income before provision for income taxes	3,137	3,564	9,695	8,986

Provision for income taxes	1,404	1,405	4,103	3,643

Net income	$1,733	$2,159	$5,592	$5,343

Basic earnings per share	$.24	$.30	$.77	$.75
Diluted earnings per share	$.23	$.28	$.73	$.70

Cash dividends per share	$.07	$.04	$.18	$.1175

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated
			Unallocated		Other	Total
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Earnings	Income	Equity	Income

Balance, January 1, 2005	7,273,582	$7,862	$(1,144)	$27,802	$11	$34,531

Comprehensive income:
Net income				7,198		7,198	$7,198
Other comprehensive income, net of tax
Net change in unrealized gains on available-for-sale investment securities					(24)	(24)	(24)
Total comprehensive income							$7,174
Exercise of stock options and related tax benefit	134,465	1,039				1,039
Amortization of stock compensation - ESOP shares		150	101			251
Shares acquired or redeemed by ESOP			(348)			(348)
Cash dividends- $.15 per share				(1,092)		(1,092)

Balance, December 31, 2005	7,408,047	9,051	(1,391)	33,908	(13)	41,555

Comprehensive income
Net income				5,592		5,592	$5,592
Other comprehensive income, net of taxes:
Net change in unrealized gain (loss) on available-for-sale investment securities					2	2	2
Total comprehensive income							$5,590
Exercise of stock options and related tax benefit	104,716	763				763
Repurchase of common stock	(43,600)	(332)		(605)		(937)
Amortization of stock compensation - ESOP shares		233	(184)			49
Stock-based compensation expense		129				129
Cash dividends $.18 per share				(1,341)		(1,341)

Balance, September 30, 2006	7,469,163	$9,844	$(1,575)	$37,554	$(11)	$45,812

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

For the nine months ended September 30,	2006	2005

Cash flows from operating activities:
Net income	$5,592	$5,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	675
(Decrease) increase in deferred loan origination costs, net	(176)	47
Depreciation and amortization, net	1,218	1,140
Loss (gain) on disposition of Bank premises and equipment	11	(20)
Net decrease (increase) decrease in loans held for sale	298	(1,453)
Increase in cash surrender value of bank-owned life insurance	(258)	(217)
Non-cash compensation expense associated with the ESOP	404	205
Share based compensation expense associated with stock options	129
Provision for deferred tax benefit	(10)
Increase in accrued interest receivable and other assets	(428)	(1,188)
Increase in accrued interest payable and other liabilities	308	3,406

Net cash provided by operating activities	7,763	7,938

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	2,972	2,079
Proceeds from called available-for-sale investment securities		1,000
Proceeds from matured available-for-sale investment securities	1,000
Proceeds from principal payments on available-for-sale investment securities	20
Proceeds from called held-to-maturity investment securities	246
Proceeds from matured held-to-maturity investment securities		106
Proceeds from principal payments of held-to-maturity investment securities	176	280
Purchases of held-to-maturity investment securities		(1,234)
Purchase of available-for-sale investment securities		(2,008)
Purchases of premises and equipment	(4,365)	(3,149)
Proceeds from sale of premises and equipment	(2)	54
Premiums paid for bank-owned life insurance		(1,450)
Investment in ATM program		(9,989)

Net increase in loans	(60,797)	(64,682)
Net cash used in investing activities	(60,750)	(69,004)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(22,034)	$27,750
Net increase in time deposits	54,446	13,791
Repayment of note payable	(800)
Proceeds from note payable		800
Repayment of ESOP loan, net	(92)	(170)
Proceeds from ESOP loan	354	348
Purchase of unallocated ESOP shares	(354)	(348)
Payment of cash dividends	(1,116)	(841)
Proceeds from the exercise of stock options	383	453
Repurchase of common stock	(937)

Net cash provided by financing activities	29,850	41,783

Decrease in cash and cash equivalents	(23,137)	(19,283)

Cash and cash equivalents at beginning of year	48,003	68,218

Cash and cash equivalents at end of period	$24,866	$48,935

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein, however the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (which consist solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and Butte Community Insurance Agency, LLC formerly CVB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and nine-month periods ended September 30, 2006 may not necessarily be indicative of the operating results for the full year 2006.

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

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,302,769 and 7,276,991 shares for the three and nine month periods ended September 30, 2006 and 7,183,171 and  7,147,502 shares for the three and nine month periods ended September 30, 2005).  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (399,415 and 406,098 shares for the three and nine month periods ended September 30, 2006 and 441,510 and 456,626 shares for the three and  nine month periods ended September 30, 2005).    During the periods covered the Company had no stock options that were considered anti-dilutive.

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

4.  STOCK –BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 227,540 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 584,371 shares of common stock remain reserved for issuance to employees and directors, of which 75,877 shares are available for future grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits for the three and nine months ending September 30, 2006 were $54,000 and $380,844 for the Company.

The Company recorded an incremental $43 thousand ($40 thousand after tax) of stock-based compensation expense during the three months ended September 30, 2006 and $129 thousand ($119 thousand after tax) for the nine month period ended September 30, 2006 as a result of the adoption of SFAS No. 123(R). As a result, there was not a significant impact on the net income before or after the provision for income taxes or on the basic or diluted earnings per share.  SFAS No. 123(R),  Share-Based Payment , requires the fair value method of accounting for stock options whereby compensation expense will be recognized based on the computed fair value of the options on the grant date for stock options granted on or after January 1, 2006.

Certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required for periods prior to implementation of the standard for companies, such as Community Valley Bancorp, which used the intrinsic-value method for accounting for stock options, and are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings as reported	$2,159	$5,343
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	$(90)	$(267)

Pro forma net income	$2,069	$5,076

Basic earnings per share - as reported	$0.30	$0.75
Basic earnings per share - pro forma	$0.29	$0.71

Diluted earnings per share - as reported	$0.28	$0.70
Diluted earnings per share - pro forma	$0.27	$0.67

The fair value of the options granted during the nine month period ended September 30, 2006 and 2005 are noted below and are based on the following assumptions:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Dividend Yield	1.11%	1.12%
Expected Volatility	32.35%	58.0%
Risk-free interest rate	4.50%	4.00%
Expected Option Life	7.5 years	6.5 years
Weighted average fair value of options granted during the year	$3.58	$5.81

Stock option activity for the nine month period ended September 30, 2006 and 2005 is summarized as follows:

	Number of Stock		Weighted Average	Weighted Average
2006	Options Outstanding	Exercise Price Range	Exercise Price	Contractual Life

Outstanding at January 1	841,950	$2.30 to $14.75	$5.74
Exercised	(104,716)	$2.23 to $13.25	$3.64
Granted	6,000	$15.40	$15.40
Cancelled or expired	(7,200)	$7.13 to $14.75	$11.36

Outstanding at September 30	736,034	$2.30 to $15.40	$5.84	5.18 years
Options vested or expected to vestat September 30	724,363	$2.30 to $15.40	$5.76	2.9 years
Exercisable at September 30	629,983	$2.30 to $15.40	$4.79	5.0 years

			Weighted
	Number of		Average
	Stock Options	Exercise Price	Exercise
2005	Outstanding	Range	Price

Outstanding at January 1	966,028	$1.02 to $13.88	$5.22
Exercised	(109,198)	$1.02 to $7.50	$3.92
Granted	34,000	$13.25 to $13.75	$14.05
Cancelled or expired	(10,000)	$13.75	$13.75

Outstanding at September 30	880,830	$2.30 to $13.75	$5.46
Exercisable at September 30	759,832	$2.30 to $13.75	$4.70

The total fair value of the shares that vested during the quarter and nine months ended September 30, 2006 was $140,000 and $374,000.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2006. The intrinsic value of options outstanding, options vested or expected to vest, and exercisable relating to the above stock option plan was $7.84 million, $7.79 million and $7.35 million, respectively, as of September 30, 2006. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $1,396,000and $1,083,000, respectively.

As required by SFAS 123 (R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 2% for the remaining non-vested options.

At September 30, 2006, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $352,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

5.  COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $188,837,000 and $200,693,000 and stand-by letters of credit of $6,003,000 and $4,895,000 at September 30, 2006 and December 31, 2005, respectively.

Of the loan commitments outstanding at September 30, 2006, $115,261,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2006 and December 31, 2005.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Staff Accounting Bulletin 108: Considering the Effects of Prior Year Misstatements

On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged.  We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset.  Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts.  EITF Issue No. 06-5, which is effective January 1, 2008, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4.  The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations and financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for September 30, 2006 and December 31, 2005 and income and expense accounts for the three and nine month periods ended September 30, 2006 and 2005.

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

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services. The name was changed to Butte Community Insurance Agency LLC in April, 2006.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at September 30, 2006.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”) using the modified prospective transition method.

Prior periods have not been restated to reflect the impact of SFAS No. 123(R). Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation  and no stock-based compensation expense was recorded ..  As a result of adopting this statement the Company will recognize stock-based compensation expense for all preexisting non-vested stock options and all new stock option grants that are expected to vest as the requisite service is rendered. See Note 4 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R).

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

Overview

The Company recorded net income of $1,733,000 for the quarter ended September 30, 2006, which was a decrease of 19.7% from the $2,159,000 reported for the same period of 2005.  Diluted earnings per share for the third quarter of 2006 were $0.23, compared to the $0.28 recorded in the third quarter of 2005.  The annualized return on average equity (ROAE) and return on average assets (ROA) for the third quarter of 2006 were 14.98% and 1.31%, respectively, as compared to 21.82% and 1.73%, respectively, for the same period in 2005.  During the third quarter of 2005 the Company recognized substantial gains from the sale of loans into the secondary market through our Government Lending and Real Estate divisions.   These gains were $590,000 less during the current quarter but were partially offset by an increase of $120,000 in service charge income.

Net income for the nine months ended September 30, 2006 was $5,592,000 (up 4.7%) compared to the $5,343,000 recorded in the first nine months of 2005.   Diluted earnings per share for the first nine months of 2006 were $0.73, compared to the $0.70 recorded in the same period of 2005.  The annualized ROAE and ROA for the first nine months of 2006 were 16.86% and 1.46%, respectively, as compared to 19.14% and 1.52%, respectively, for the same period in 2005. The primary reasons for the increase in net income for the first nine months of 2006 was the growth in the net interest margin, as a result of the overall positive effect of the rising interest rate environment, and in the growth in earning assets the Company experienced. As a result the increase in net interest income of $3,961,000 was partially offset by decreases in non-interest income of $347,000 and increases in non-interest expenses of $2,905,000.

Total assets of the Company increased by $36,644,000 or (7.4%) from December 31, 2005 to $531,421,000 at September 30, 2006.  Net loans totaled $463,397,000, up $59,979,000 (14.9%) from the ending balances on December 31, 2005.  Deposit balances at September 30, 2006 totaled $466,431,000, up $32,413,000 (7.5%) from December 31, 2005.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except percentages)	2006	2005	2006	2005

Net interest income	$8,109	$7,178	$23,551	$19,590
Provision for loan losses	(225)	(225)	(675)	(675)
Non-interest income	1,523	1,966	4,884	5,231
Non-interest expense	(6,270)	(5,355)	(18,065)	(15,160)
Provision for income taxes	(1,404)	(1,405)	(4,103)	(3,643)

Net income	$1,733	$2,159	$5,592	$5,343

Average total assets (In millions)	$523.4	$495.1	$512.6	$470.3

Net income (annualized) as a percentage of average total assets	1.31%	1.73%	1.46%	1.52%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 6.74% for the three months ended September 30, 2006 and 6.75% for the nine month period ending September 30, 2006 up from 6.45% and 6.22% for the same periods in the prior year.  Net interest income increased $931,000 (13.0%) for the third quarter of 2006 compared to the same period in 2005.  Net interest income increased $3,961,000 (20.2%) for the nine months ended September 30, 2006 over the same period in 2005.  The primary reason for this increase was the growth in average loans of $53,794,000 and 65,820,000 for the third quarter and first nine months of 2006 over the same periods in 2005 along with the overall positive impact of the rising interest rate environment.

The average balances of interest bearing liabilities were $39,506,000 (11.4%) higher in the third quarter of 2006 versus the same quarter in 2005. Rates paid on these liabilities also increased 106 basis points on a quarter over quarter basis.  As a result, interest expense was $1,115,000 (90.6%) higher in the third quarter of 2006 versus the prior year period.  The average balances of interest bearing liabilities were $40,475,000 (12.1%) higher in the nine-month period ended September 30, 2006 versus the same period in 2005.  Rates paid on interest bearing liabilities increased 83 basis points compared to the nine month period ended September 30, 2005.  As a result, interest expense was $2,782,000 (74.7%) higher in the first nine months of 2006 versus the same period in the prior year. Management expects to see an increase in interest expense for the remainder of this year due in part to a rising interest rate environment and increasing levels of deposits at higher rates as a funding source for loan growth.

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

Table Two:  Analysis of Net Interest Margin

	2006			2005
Three Months Ended September 30, (In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$455,586	$10,414	9.17%	$405,419	$8,273	8.10%
Taxable investment securities	3,860	37	3.84%	5,640	46	3.24%
Tax-exempt investment securities (2)	1,349	17	5.05%	2,372	27	4.52%
Federal funds sold	12,510	166	5.32%	20,287	177	3.46%
Interest bearing deposits in banks	3,783	36	3.82%	7,751	60	3.07%
Total earning assets	477,088	$10,670	8.97%	441,470	$8,583	7.71%
Cash & due from banks	18,109			18,829
Other assets	28,213			34,759
Average total assets	$523,410			$495,058

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$170,598	$446	1.05%	$183,817	$322	0.69%
Savings	33,934	42	0.50%	38,587	49	0.50%
Time deposits	171,120	1,858	4.36%	113,202	860	3.01%
Other borrowings	9,367	215	9.21%	9,907	174	6.97%
Total interest bearing liabilities	385,019	$2,561	2.67%	345,513	$1,405
Demand deposits	87,974			97,123
Other liabilities	4,521			13,169
Total liabilities	477,514			455,805
Shareholders’ equity	45,896			39,253
Average liabilities and equity	$523,410			$495,058

Net interest income & margin (3)	477,088	8,109	6.74%	441,470	$7,178	6.45%

(1)                   Loan interest includes loan fees of $664,000 and $636,000 during the three months ended September 30, 2006 and September 30, 2005 respectively.

(2)                   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)                   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)                   Average yield is calculated based on actual days in quarter (92 for September 30, 2006 and September 30, 2005) and annualized to actual days in year (365 for 2006 and 2005).

	2006			2005
Nine Months Ended September 30, (In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$440,858	$29,203	8.86%	$374,231	$22,252	7.94%
Taxable investment securities	4,607	139	4.03%	5,771	147	3.40%
Tax-exempt investment securities (2)	1,369	49	4.79%	2,281	83	4.85%
Federal funds sold	14,697	521	4.74%	30,066	642	2.85%
Interest bearing deposits in banks	4,788	143	3.99%	8,410	188	2.99%
Total earning assets	466,319	$30,055	8.62%	420,759	23,312	7.38%
Cash & due from banks	17,134			21,692
Other assets	29,167			27,821
Average total assets	$512,620			$470,272

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$178,563	1,308	0.98%	$181,894	858	0.63%
Savings	35,470	130	0.49%	36,624	135	0.49%
Time deposits	150,388	4,462	3.97%	105,296	2,255	2.87%
Other borrowings	9,287	604	8.70%	9,419	474	6.75%
Total interest bearing liabilities	373,708	6,504	2.33%	333,233	3,722	1.50%
Demand deposits	88,489			90,493
Other liabilities	6,067			9,214
Total liabilities	468,264			432,940
Shareholders’ equity	44,356			37,332
Average liabilities and equity	$512,620			$470,272

Net interest income & margin (3)	466,319	23,551	6.75%	420,759	19,590	6.22%

(1)                   Loan interest includes loan fees of $1,909,000 and $1,826,000 during the nine months ended September 30, 2006 and September 30, 2004, respectively.

(2)                   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)                   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)                   Average yield is calculated based on actual days in period (273 for September 30, 2006 and September 30, 2005) and annualized to actual days in year (365 for 2006 and 2005).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending September 30, 2006 net interest income has increased $931,000 over the same time period in 2005.  Interest income from earning assets has increased by $2,087,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $899,000 while interest income from changes in rates has increased by $1,188,000.  Interest expense for the third quarter of 2006 was $1,156,000 more than the same time period in 2005.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, has resulted in a net increase of interest expense of $401,000.  Increases in average rates paid, primarily on NOW and Money Market accounts, time deposits and junior subordinated debentures have resulted in an interest expense increase of $755,000.  On a year-to-date basis through September 30, 2006, net interest income has increased $3,961,000 over the same time period in 2005.  Interest income from earning assets has increased by $6,743,000.  Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $3,476,000 while interest income from changes in rates has increased by $3,267,000.  Interest expense for the nine month period was $2,782,000 more than the same time period in 2005.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, have resulted in a net increase in interest expense of $942,000.  Increases in average rates paid, primarily on NOW and Money Market accounts, time deposits and junior subordinated debentures have resulted in an interest expense increase of $1,840,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended September 30, 2006 over 2005

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$1,024	$1,117	$2,141
Taxable investment securities	(15)	6	(9)
Tax exempt investment securities (2)	(12)	2	(10)
Federal funds sold	(68)	57	(11)
Interest bearing deposits in banks	(31)	7	(24)
Total	899	1,188	2,087

Interest-bearing liabilities:
NOW & MMDA	(23)	147	124
Savings deposits	(6)	(1)	(7)
Time deposits	440	558	998
Other borrowings	(9)	50	41
Total	401	755	1,156
Interest differential	$498	$433	$931

(1)   The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)   The rate/volume variance has been included in the rate variance.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Nine Months Ended September 30, 2006 over 2005

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$3,947	$3,004	$6,951
Taxable investment securities	(30)	22	(8)
Tax exempt investment securities (2)	(33)	(1)	(34)
Federal funds sold	(327)	206	(121)
Investment in time deposits	(81)	36	(45)
Total	3,476	3,267	6,743

Interest-bearing liabilities:
Demand deposits	(16)	466	450
Savings deposits	(4)	(1)	(5)
Time deposits	968	1,239	2,207
Other borrowings	(7)	137	130
Total	941	1,841	2,782
Interest differential	$2,535	$1,426	$3,961

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

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income

Three Months Ended September 30,

		% of Avg		% of Avg.
	2006	Assets	2005	Assets

Service charges on deposit accounts	$726	0.55%	$606	0.49%
Loan servicing fees	104	0.08%	110	0.09%
Fees - alternative investment sales	80	0.06%	91	0.07%
Merchant fee income	101	0.08%	101	0.08%
Gain on the sale of loans	180	0.14%	770	0.62%
Other	332	0.25%	288	0.23%

Total non-interest income	$1,523	1.16%	$1,966	1.58%

Nine Months Ended September 30,

		% of Avg		% of Avg.
	2006	Assets	2005	Assets

Service charges on deposit accounts	$1,983	0.39%	$1,749	0.42%
Loan servicing fees	315	0.06%	310	0.07%
Fees - alternative investment sales	235	0.05%	426	0.10%
Merchant fee income	288	0.06%	287	0.07%
Gain on the sale of loans	1,112	0.22%	1,584	0.38%
Other	951	0.19%	875	0.21%

Total non-interest income	$4,884	0.95%	$5,231	1.25%

Non-interest income declined $443,000 (29.1%) to $1,523,000 for the three months ended September 30, 2006 as compared to $1,523,000 for the three months ended September 30, 2005.    Increases in non-interest income were realized in fees from service charges (up 19.8%) and other (up 15.3%).  Decreases in non-interest income were in loan servicing fees (down 5.5%), fees from alternative investment sales (down 13.8%), gain on sale of loans (down 328%).  There was no change in merchant processing fees. The increase in service charge income was the result of additional deposit accounts opened during the third quarter and fees resulting from the overdraft privilege deposit product.  Increases in the Other category were a result of increased fees from ATM transactions, commissions earned on the sales of insurance policies and fees paid for payroll processing through our Business Services Division.  Loan servicing fees were down slightly as the portfolio of serviced loans in our Government Lending and Real Estate Loan Departments decreased.

The Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees due to fewer sales during the third quarter.  The gain on sale of loans had the largest decrease of the non-interest income items as the level of government guaranteed loans sold into the secondary market slowed and real estate loans sold into the secondary market decreased as refinancing activity slowed.  Merchant fee income was unchanged from the third quarter of 2005.

For the nine months ended September 30, 2006, non-interest income was down $347,000 (7.1%) to $4,884,000 as compared to the $5,231,000 total for the nine months ended September 30, 2005.   All of the components of non-interest income showed gains except fees from alternative investment sales and gains received on the sale of loans.  Increases were realized in service charges on deposit accounts (up 13.4%) as more demand deposit accounts were opened, loan servicing (up 1.6%), merchant fee income (up .35%) and other (up 8.7%) from increases in wire transfer fees, safe deposit rent, commissions on insurance policy sales and ATM access fees. Decreases in non-interest income were realized from alternative investment sales (down 81.3%) as fewer non-deposit investment products were sold and gains on sale of loans (down 42.4%) as fewer loans were sold into the secondary market.

Non-interest Expense

Non-interest expense increased $915,000 (17.1%) to $6,270,000 in the third quarter of 2006 versus $5,355,000 in the third quarter of 2005.    Salary and employee benefits increased $708,000 (22.9%) resulting from normal cost of living raises, commissions paid and staffing additions made during the year as the Company continues to grow. Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $67,000 (20.6%) which is related to building depreciation, utilities, janitorial services and property taxes.   Furniture and equipment expense was $483,000 in the third quarter of 2006 compared to $465,000 in the same period of 2005, representing a 3.9% increase.   This increase relates to the depreciation recorded on the purchase of new technology software and hardware as well as additional furniture and fixtures as the Red Bluff and Redding branches have been relocated to larger facilities. Other expenses increased $122,000 (8.3%) in the third quarter of 2006 versus the third quarter of 2005.   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Non-interest expense for the nine month period ended September 30, 2006 increased $2,905,000 (19.2%) to $18,065,000 versus $15,160,000 for the same period in 2005.  Salaries and benefits increased by $2,372,000 (26.6%) due to cost of living raises added benefit costs and employer taxes along with the staffing additions made during the year as the Company continues to grow. On a year over year basis, full time equivalent employees increased by 20 to 250.   Occupancy expense was up $148,000 (16.7%) from the first nine months of 2005 to the first nine months of 2006 which is related to building depreciation, utilities, janitorial services and property taxes as the Red Bluff and Redding branches have been relocated to larger more expensive quarters.  Furniture and equipment expense was up 129,000 (10.0%) which is also related to the relocation of the two branches mentioned above.    Other expenses increased by $256,000 (6.3%).   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the third quarter of 2006 which was the same amount as the third quarter of 2005.  Net loan charge-offs for the three months ended September 30, 2006 were $36,000 as compared to $2,000 in net charge-offs for the three months ended September 30, 2005.   For the first nine months of 2006, the Company made provisions for loan losses of $675,000 which was the same as the provision for the first nine months of 2005.  Net loan charge-offs for the nine months ended September 30, 2006 were $45,000 as compared to net charge-offs of $9,000 for the nine months ended September 30, 2005.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the third quarter and first nine months of 2006 was 44.8% and 42.3%, versus 39.4% and 40.5%, for the same period in 2005.

Balance Sheet Analysis

The Company’s total assets were $531,421,000 at September 30, 2006 as compared to $494,777,000 at December 31, 2005, representing an increase of 7.4%.  The average balance of total assets for the nine months ended September 30, 2006 was $512,620,000, which represents an increase of $42,348,000 (9.0%) over the $470,272,000 for the nine-month period ended September 30, 2005.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At September 30, 2006, these principal areas accounted for approximately 15%, 43%, 25%, 8% and 9%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2005 was 15%, 43%, 27%, 6% and 9%.    Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($6,869,000 or 11.0%), residential real estate ($29,427,000 or 17.0%), real estate construction ($6,995,000 or 6.3%), agricultural loans ($10,145,000 or 40.9%) and consumer ($7,317,000 or 20.0%).  These changes in real estate lending are consistent with the Company’s history of increased real estate activity during the summer months.  Table Five below summarizes the composition of the loan portfolio as of September 30, 2006 and December 31, 2005.

Table Five: Loan Portfolio Composition

	September 30,	December 31,
(In thousands)	2006	2005
Commercial	$68,031	$61,162
Real estate:
Mortgage	202,876	173,449
Construction	118,125	111,130

Agriculture	34,948	24,803
Consumer	43,818	36,501
Total loans	467,798	407,045
Allowance for loan losses	(5,368)	(4,716)
Deferred loan fees, net	(932)	(1,108)
Total net loans	$461,498	$401,221

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

Special emphasis is placed within the communities in which the Company has branches (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, Marysville, Colusa, Corning and Redding).  The Company also maintains loan production offices in the cities of Citrus Heights and Gridley. Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  The primary focus of the loan production office in Gridley is commercial and agricultural loans.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 68.6% of the Company’s loan portfolio at September 30, 2006, which is a slight decrease from the 69.9% concentration level at December 31, 2005.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of September 30, 2006 and December 31, 2005.  There were no loans past due 90 days or more and still accruing interest at September 30, 2006 or December 31, 2005.

Table Six:  Non-Performing Loans

	September 30,	December 31,
(In thousands)	2006	2005
Nonaccrual:
Commercial
Real estate	1,858
Consumer and other	2	9
Total non-performing loans	$1,860	$9

At September 30, 2006, there were three non-performing loans which were considered to be impaired.  One is a real estate secured government guaranteed loan for $1,502,000 of which the unguaranteed portion representing the Company’s potential loss exposure is $300,000.  The property is in foreclosure and management does not foresee a loss from this loan.  The second non-performing loan was to finance the construction of two homes that the borrower has been unable to sell.  The foreclosure process has begun on these properties.  The final non-performing loan was for an automobile that has been repossessed and is being prepared for resale.  There is no expected loss from this loan.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2006 or December 31, 2005.  Management is not aware of any potential problem loans, which were accruing and current at September 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of September 30, 2006 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $5,368,000 or 1.15% of total loans at September 30, 2006 and $4,717,000 or 1.16% at December 31, 2005.  The Company has established a separate reserve for unfunded loan commitments of $460,000 and $481,000 as of September 30, 2006 and December 31, 2005 respectively.  Net charge-offs were $36,000 for the third quarter of 2006 and $45,000 for the nine months ended September 30, 2006.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for percentages)	2006	2005	2006	2005

Average loans outstanding	$458,887	$405,419	$441,325	$374,231

Allowance for possible loan losses at beginning of period	$5,184	$4,825	$4,716	$4,381

Loans charged off:
Commercial	(35)		(35)	(5)
Real estate
Consumer	(1)	(3)	(11)	(4)
Total	(36)	(3)	(46)	(9)
Recoveries of loans previously charged off:
Commercial
Real estate
Consumer			1
Total
Net loan charge-offs	(36)	(3)	(45)	(9)

Additions to allowance charged to operating expenses	225	225	675	675
Allowance for unfunded commitments	(5)	(403)	22	(403)
Allowance for loan losses at end of period	$5,368	$4,644	5,368	4,644
Ratio of net charge-offs to average loans outstanding	.00%	.00%	.00%	.00%
Provision for probable loan losses to average loans outstanding	.05%	.06%	.15%	.18%
Allowance for loan losses to loans net of deferred fees at end of period	1.16%	1.13%	1.16%	1.13%

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

Other Real Estate

At September 30, 2006 and December 31, 2005, the Company did not have any other real estate (“ORE”) properties.

Deposits

At September 30, 2006, total deposits were $466,431,000 representing an increase of $32,413,000 (7.5%) over the December 31, 2005 balance of $434,018,000.  A change in the mix of deposits has occurred throughout the first nine months of 2006 due to a shift from interest bearing demand deposits to certificates of deposit as rates have continued to increase.  Non-interest bearing demand deposits have increased by $1.3 million while interest bearing demand deposits have decreased by $20.9 million in the first nine months of 2006.  Certificates of deposit have increased $55 million or 46% since December 31, 2005.  Brokered certificates of deposit represent $19 million. In order to keep up with the rapid growth in loans during the first nine months of 2006, rates on certificates of deposit were raised to encourage depositors to move their maturing funds from other institutions to the Bank.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.16 per share for 2005 and $0.18 per share for the first three quarters of 2006.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At September 30, 2006, shareholders’ equity was $45,992,000, representing an increase of $4,437,000 (10.7%) from $41,555,000 at December 31, 2005.  The increase is primarily the result of the exercise of stock options and net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.8% at September 30, 2006 compared to 11.3% at December 31, 2005.  Tier 1 risk-based capital to risk-adjusted assets was 9.7% at September 30, 2006 and 10.1% at December 31, 2005.

Table Eight below lists the Company and the Bank capital ratios at September 30, 2006 and December 31, 2005, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios

Capital to Risk-Adjusted Assets	At September 30, 2006	At December 31, 2005	Minimum Regulatory Requirement

Company

Leverage ratio	10.5%	9.8%	4.0%

Tier 1 Risk-Based Capital	10.8%	11.4%	4.0%

Total Risk-Based Capital	11.7%	12.5%	8.0%

Bank

Leverage ratio	9.9%	8.8%	4.0%

Tier 1 Risk-Based Capital	9.7%	10.1%	4.0%

Total Risk-Based Capital	10.6%	11.3%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at September 30, 2006 and December 31, 2005.  The Bank was considered “well-capitalized” by regulatory standards, at September 30, 2006 and December 31, 2005.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2006 and December 31, 2005

(In thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2006	$ Change in NII from Current 12 Month Horizon December 31, 2005
Variation from a constant rate scenario
+200bp	$3,519	$1,732
- 200bp	$(4,130)	$(2,380)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the three and nine month periods ended September 30, 2006, and 2005.

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.  Commitments to fund loans and stand-by letters of credit at September 30, 2006 and December 31, 2005 were approximately $194,840,000 and $205,588,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2006, consolidated liquid assets totaled $27.7 million or 5.2% of total assets compared to $52.2 million or 10.5% of total assets on December 31, 2005.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2006.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and stand-by letters of credit were $194,840,000 and $205,588,000 at September 30, 2006 and December 31, 2005, respectively.  As a percentage of net loans, these off-balance sheet items represent 44.5% and 51.2%, respectively.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

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

During the nine months ended September 30, 2006, 55,400 shares of common stock (of which 11,800 shares were in the process of cancellation and not deducted from total shares outstanding) were repurchased under the share repurchase program at an average cost of $16.91 per share, totaling $936,872.  From the beginning of the share repurchase program in June 2003 through September 30, 2006, the Company repurchased a total of 74,415 shares and returned in excess of $1.4 million to its shareholders at an average cost of $15.40 per share.  From October 1, 2006 through November 2, 2006, the Company repurchased an additional 74,900 shares of common stock at an average cost of $17.61 per share for a total of $1,318,965, resulting in remaining buyback authority under the share repurchase program of $241,925.

Shares repurchased during the third quarter ending September 30, 2006

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of shares (or Units) that may yet be purchased under the Plans or Programs
Month #1 7-1-06 to 7-31-06	0	0.0000	0	$2,017,915.50
Month #2 8-1-06 to 8-31-06	15,000	17.00	15,000	$1,762,915.50
Month #3 9-1-06 to 9-30-06	11,800	17.1208	11,800	$1,560,890.50

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Subsequent Event

On October 30, 2006 the Company moved its full service branch office in Marysville to 904 B Street.  This location is a larger site with better visibility and a drive-up window capability.

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

COMMUNITY VALLEY BANCORP

November 10, 2006	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 10, 2006	By: /s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer
and Chief Operating Officer