Form 10-K
period 2006-12-31
COMMUNITY VALLEY BANCORP
filed 2007-03-12
CIK 1170833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-51678

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	68-0479553
State of incorporation	I.R.S. Employer Identification Number

2041 Forest Avenue Chico, California	95928
Address of principal executive offices	Zip Code

(530) 899-2344

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, No Par Value

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $82.4 million, based on the sales price reported to the Registrant on that date of $17.00 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 28, 2007 was 7,476,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2007, are incorporated by reference into Part III of this Report.

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

General

The Company

Community Valley Bancorp (the “Company”) is a California corporation registered as a financial holding company under the Financial  Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Chico, California. The Company was incorporated in July, 2001 and acquired all of the outstanding shares of Butte Community Bank (the “Bank”) in May, 2002. The Company’s principal subsidiary is the Bank. The Company also has a subsidiary in the name of Community Valley Bancorp Trust I, which was formed in December, 2002 solely to facilitate the issuance of capital trust pass-through securities. The Company also has an insurance subsidiary in the name of Community Valley Bancorp Insurance Agency, LLC (subsequently changed to Butte Community Insurance Agency, LLC) which was formed in December 2004 to provide a full service insurance agency offering all lines of coverage. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

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

At December 31, 2006, the Company had consolidated assets of $550.0 million, deposits of $484.9 million and shareholders’ equity of $45.7 million.

The Company’s Administrative Offices have moved to the new headquarters located at 1360 East Lassen Avenue, Chico, California and its telephone number is (530) 899-2344. References herein to the “Company” include the Company and the Bank, unless the context indicates otherwise.

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

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990. The Bank’s Administrative Office is located at 1360 East Lassen Avenue, Chico, California. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 2006, the Bank had approximately $549.6 million in assets, $442.3 million in loans and $488.4 million in deposits.

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

Chico:	Main Office	Paradise	South Paradise Branch
	2041 Forest Avenue		672 Pearson Road

	Administrative Headquarters 1360 East Lassen Avenue		North Paradise Branch 6653 Clark Road

	North Chico Branch	Oroville	Oroville Branch
	237 West East Avenue		2227 Myers Street

	Central Chico Branch	Magalia	Magalia Branch
	900 Mangrove Avenue		14001 Lakeridge Circle

Citrus Heights	Citrus Heights Loan Office 5959 Greenback Lane #450	Yuba City	Yuba City Branch 1600 Butte House Road

Redding	Redding Branch 2951 Churn Creek	Red Bluff	Red Bluff Branch 10 Gilmore Rd

Marysville	Marysville Branch	Colusa	Colusa Branch
	904 B Street		1017 Bridge Street

Gridley	Gridley Loan Office	Corning	Corning Branch
	1010 Spruce Street		950 Hwy 99W

In addition, our, Data Processing, Call Center and Bank Card Center are located at 1390 Ridgewood Drive, Chico. Our Real Estate Loan Center and Central Note Department are located at 1360 East Lassen Avenue, Chico.  We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices. These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, The cities of Red Bluff and Corning in Tehama County, the city of Marysville in Yuba County, the city of Colusa in Colusa County, the city of Citrus Heights in Sacramento County, and the city of Redding in Shasta County.

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

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices. In addition, we staff our Chico, Paradise, Oroville, Red Bluff and Yuba City offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Fannie Mae and various non-governmental programs. The Bank services these real estate loans sold on the secondary market, and as of year end the portfolio serviced was in excess of $152 million. We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998. The Bank’s SBA program generated approximately $5.3 million in loans during the past year. It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  In September, 2006 a lender with SBA expertise was hired to work out of the Loan Office in Citrus Heights.  The Bank was also recognized as the number one USDA Business and Industry (B&I) Lender in the nation during 2006 having originated fifteen loans totaling more than $46 million. The primary purpose of the B&I program is to stimulate the local economy, create additional employment, attract additional commercial investment capital and support potential growth in tax revenue, which will improve the quality of life for rural residents.

As of December 31, 2006, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (6%); (ii) commercial and industrial (including SBAand B&I) loans (15%); (iii) real estate loans (commercial and construction) (69%); (iv) consumer loans (10%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options. As of December 31, 2006, we had 34,021 deposit accounts with balances totaling approximately $488 million, compared to 30,097 deposit accounts with balances totaling approximately $434 million at December 31, 2005. Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours drive-up and on-line banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, cash management, lockbox and other customary banking services. Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks. During the past few years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities. We now have a total of five such remote ATM’s at five different locations, including two hospitals, two convenience stores, and an entertainment center. These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience. In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.

Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities. This results in a relatively modest average deposit balance of approximately $10,000 at December 31, 2006, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies. The Bank has had a relationship with a local title company for many years. They have kept substantial deposit balances over the years but during 2006, with the downturn in the real estate market, these balances decreased.   Management believes this relationship to be very secure and does not anticipate this business leaving the Bank.

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

Recent Developments

On May 19, 2006 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to relocate its branch office in the city of Red Bluff. This branch subsequently opened on June 26, 2006.

On June 22, 2006 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to relocate its branch office in the city of Redding.  This branch subsequently opened on July 31, 2006.

On September 12, 2006 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to relocate its branch office in the city of Marysville.  This branch subsequently opened for business on October 30, 2006.

On August 30, 2006 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation to relocate its branch office in the city of Corning. This branch was subsequently opened on November 20, 2006.

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

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.

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

Employees

As of December 31, 2006 the Company had 191 full-time and 115 part-time employees. On a full time equivalent basis, the Company’s staff level was 263 at December 31, 2006, as compared to 241 at December 31, 2005. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratios were 11.1% and 11.3%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.0% and 10.1%, respectively. As of December 31, 2006 and 2005, the Company’s Total Risk-Based Capital was 11.9% and 12.5% respectively, and its Tier 1 Risk-Based Capital Ratio was 10.7% and 11.4% respectively. The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2006 and 2005, the Bank’s Leverage Capital Ratios were 9.0% and 8.8%, respectively. As of December 31, 2006 and 2005, the Company’s leverage capital ratios were 10.1% and 9.8%, respectively, exceeding regulatory minimums. At December 31, 2006 and 2005 the Company met all of its capital adequacy guidelines and the Bank was considered “well capitalized” under the prompt corrective action provisions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

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

In addition, BIF member banks (such as the Bank) must pay an amount which fluctuates but is currently 1.22 basis points, or cents per $100 of insured deposits, toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

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

Sarbanes-Oxley Act

In 2002, the Sarbanes-Oxley Act was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations. Passed in response to corporate accounting and reporting failures, the act requires all public companies to document their internal controls over financial reporting, evaluate the design and effectiveness of those controls, periodically test all significant controls to ensure they are functioning, and provide a certification by the Chief Executive Officer and Chief Financial Officer of the documentation, evaluation, and testing. The act further requires companies’ independent registered public accounting firm to evaluate this assertion.

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

Recent Accounting Pronouncements

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class.  An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value.  The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006 and the Bank adopted these provisions on January 1, 2007.  Management does not expect the adoption of SFAS 156 to have a material impact on the Bank's financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006,, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for he fiscal year of adoption.  Management does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company.  The adoption of SAB 108 did not  have a material impact on the Company’s  financial position, results of operations or cash flows and no cumulative adjustment was required.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  Management does not expect the adoption of SFAS 157 to have a material impact to the Bank's financial position or result of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4).  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position."  Questions arose in applying the guidance in FTB 85-4 to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time.  EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized."  An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006.  Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Item 1a. Risk Factors

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2007. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

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

Economic Conditions

Beginning in the summer of 2004 the Fed began raising its target rate and by year end it had increased by 1.25% to 5.25%. Throughout 2005 the Fed continued to increase its target rate and by year end it reached 7.25%. During 2006 the target rate was increased 25 basis points four times ending on June 29, 2006 at 8.25% where it remained through the end of the year. These changes impacted the Company as market rates for loans, investments and deposits respond to the Fed’s actions. The most significant economic factors impacting the Company in the last three years have been the healthy economic expansion during 2004 and 2005 and the gradual real estate slow down in 2006. A significant portion of our total loan portfolio is related to real estate obligations, particularly residential real estate loans. Our local economies continue to grow and prosper but we are experiencing stabilization in the rapid pace of people moving into our service areas. The smaller towns in close proximity to Chico such as Orland and Oroville are continuing to grow due to the lower cost of land acquisition for new housing. The areas around Redding such as Cottonwood and Anderson are also experiencing modest growth.

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

Managing Our Growth

Our Company’s total assets increased from $495 million at December 31, 2005 to $550 million at December 31, 2006. Management’s intention is to leverage the Company’s current infrastructure to sustain the momentum achieved in 2006, although no assurance can be provided that this strategy will result in significant growth. Our ability to manage growth will depend primarily on our ability to:

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

Item 1b. Unresolved Staff Comments

No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

Item 2.    Properties

The following properties (real properties and/or improvements thereon) are owned by the Company and are unencumbered. In the opinion of Management, all properties are adequately covered by insurance.

On June 1, 2005, Community Valley Bancorp entered into a short term, unsecured note payable in a principal amount of $800,000 in conjunction with the purchase of real property. The interest rate on the note at December 31, 2005 was 4.5%. The note was paid in full on January 4, 2006. This real property is a 19,000 square foot building in Chico that serves as the corporate administrative headquarters and also houses other service departments. The remodeling of this building was completed at the end of January 2007 and is now fully occupied.

Location	Use of Facilities	Square Feet of Office Space	Land and Building Cost
672 Pearson Road Paradise, California (Opened December 1990)	Branch Office	4,200	$612,261

2227 Myers Street Oroville, California (Opened December 1990)	Branch Office	9,800	$1,029,737

2041 Forest Avenue Chico, California (Opened September 1996)	Branch Office	8,000	$1,543,845

1390 Ridgewood Drive Chico California (Opened May 1998)	Central Services/ Information Services	8,432	$1,098,293

1600 Butte House Road Yuba City, California (Opened September 1997)	Branch Office	6,580	$1,448,340

237 West East Avenue Chico, California (Branch opened June 1999, moved to this site November 2003) building is owned, land is leased	Branch Office	4,771	$845,493

10 Gilmore Road Red Bluff, California (Branch opened May 2004, moved to this site June 2006)	Branch Office	8,000	$1,790,000

1360 East Lassen Avenue Chico, California (building remodeled, occupancy January 2007)	Administration Credit Services	19,000	$1,143,000

The following facilities are leased by the Company:

	Use of	Square Feet of	Monthly Rent	Term of
Location	Facilities	Office Space	as of 12/31/06	Lease

14001 Lakeridge Circle Magalia, California	Branch Office	600	$570	3/31/2008	(1)

237 West East Ave. Chico, California land lease only	Branch Office		$3,958	10/31/2028	(2)

900 Mangrove Ave. Chico, California	Branch Office	6,000	$6,786	9/30/2011	(3)

6653 Clark Road Paradise, California	Branch Office	4,640	$5,170	3/31/2013	(4)

2951 Churn Creek Rd Redding, California	Branch Office	15,000	$9,300	6/30/2011	(5)

5959 Greenback #450 Citrus Heights, California	Loan Office	1,315	$2,109	7/31/2009	(6)

936 Mangrove Ave. Chico, California	General Offices	6,000	$4,602	2/28/2013	(7)

84 Belle Mill Rd Red Bluff CA	Branch office	3,825	$5,164	5/31/2007	(8)

904 B Street Marysville CA	Branch office	4,742	$10,670	10/31/2016	(9)

1017 Bridge St Colusa CA	Branch office	1,500	$1,300	2/28/2014	(10)

1010 Spruce Street Gridley CA	Loan Office	960	$900	month to month

950 Hwy 99W Corning CA	Branch office	5,300	$13,250	10/31/2016	(11)

1335 Hilltop Dr Redding CA land lease only	Branch office under construction		$6,250	2/28/2021	(12)

Additionally, the Bank has five remote ATM locations. The amount of monthly rent at these locations is minimal.

(1)  This is the termination date of the current 5-year lease.  The Company also has two renewal options for five years each.

(2)  This is the termination date of the current 25-year lease.  The Company also has three renewal options for five years each

(3)  This is the termination date of the current 10-year lease.  The Company also has three renewal options for five years each.

(4)  This is the termination date of the current 10-year lease.  The Company also has two renewal options for five years each.

(5)  This is the termination date of the current 10-year lease.  The Company has two renewal options for five years each.

(6)  This is the termination date of the current 3-year lease. The Company does not have renewal options on this property.

(7)  This is the termination date of the current 10-year lease.  The Company also has one renewal option for ten years.

(8)  This is the termination date of the current 3-year lease.  The Company has one renewal option for three years.

(9)  This is the termination date of the current 10-year lease.  The Company has two renewal options for five years each.

(10) This is the termination date of the current 10-year lease.  The Company does not have renewal options on this property.

(11) This is the termination date of the current 20 year lease.  The Company does not have renewal options on this property.

(12) This is the termination date of the current 15 year land lease.  The Company has three renewal options for five years each.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders’ during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.    Market for Registrants Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Community Valley Bancorp was previously listed on the Nasdaq OTC Bulletin Board starting June 17, 2002 (the effective date of the holding company reorganization), and Butte Community Bank was previously also listed on the Nasdaq OTC Bulletin Board. Our Common Stock trades under the symbol CVLL and the CUSIP number for such common stock is #20415P101. Previously the Butte Community Bank CUSIP number for the common stock was #12406Q107.  On May 1, 2006 the Company began trading on the Nasdaq Capital Market.   Trading in the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers who make a market in the Company’s stock: Howe Barnes Hoefer & Arnett Inc., San Francisco, California, Wachovia First Union Securities, Grass Valley, California, Wedbush Morgan Securities, Lake Oswego, Oregon and Sandler O’Neill & Partners, LP, New York, NY, (the “Securities Dealers”).

The graph that follows shows the total return performance of the Company as compared to the Russell 3000 and the SNL $100 million to $500 million peer group of banks over the past five years.

CommunityValleyBancorp

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Community Valley Bancorp	100.00	112.34	151.83	210.29	218.39	235.18
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL $100M-$500M OTC-BB & Pink Banks	100.00	119.95	162.94	196.93	218.70	239.40

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

			Approximate
	Sale Price of the Company’s		Trading
Calendar	Common Stock		Volume
Quarter Ended	High	Low	Shares
March 31, 2005	14.59	12.85	135,200
June 30, 2005	15.27	13.26	322,700
September 30, 2005	15.41	13.92	186,500
December 31, 2005	15.00	13.21	80,600
March 31, 2006	15.75	13.30	204,499
June 30, 2006	19.79	15.20	202,017
September 30, 2006	17.95	15.07	122,036
December 31, 2006	17.80	14.63	216,408

(b)           Holders

On March 6, 2007 there were approximately 557 shareholders of record of the Company.

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

The Company paid cash dividends quarterly totaling $1.9 million or $0.26 per share in 2006 and $1.1 million or $0.16 per share in 2005, representing 27% and 16%, respectively of the prior year’s earnings. The Company anticipates paying dividends in the future consistent with the general dividend policy which declares that dividends must meet applicable legal requirements while maintaining the minimum capital ratios established by the Company.

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

(d)           Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2005 and 2003, no shares of the Company’s common stock were repurchased. During 2004, 38,470 shares of the Company’s common stock were repurchased for $502,000.  During 2006, 143,950 shares were repurchased for $2,498,000.

(e)           Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2006, regarding equity based compensation plans of the Company.

Plan category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a). (c)
Equity compensation plans approved by security holders	719,183	$8.65	66,877

Equity compensation plans not approved by security holders	None	None	None

Total	719,183	$8.65	66,877

(f)            Sales of Unregistered Securities

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

Item 6.    Selected Financial Data

The “selected financial data” for 2006 which follows is derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system. The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Statistical information below is generally based on average daily amounts.

Selected Financial Data

	As of December 31,
	(Dollars in thousands, except per share data)
	2006	2005	2004	2003	2002
Income Statement Summary
Interest income	$40,814	$32,438	$24,980	$21,517	$18,977
Interest expense	$9,532	$5,331	$4,056	$4,396	$4,774
Net interest income before provision for loan losses	$31,282	$27,107	$20,924	$17,121	$14,203
Provision for loan losses	$775	$825	$790	$655	$603
Non-interest income	$6,769	$6,711	$6,019	$5,950	$6,164
Non-interest expense	$25,023	$20,824	$16,740	$13,818	$12,539
Income before provision for income taxes	$12,253	$12,169	$9,413	$8,598	$7,225
Provision for income taxes	$5,102	$4,971	$3,803	$3,329	$2,375
Net Income	$7,151	$7,198	$5,610	$5,269	$4,850

Balance Sheet Summary
Total loans, net	$442,251	$401,221	$339,174	$270,231	$229,699
Allowance for loan losses	$(5,274)	$(4,716)	$(4,381)	$(3,587)	$(3,007)
Investment securities held to maturity	$1,777	$2,295	$2,582	$3,823	$2,873
Investment securities available for sale	$3,350	$4,381	$4,379	$502	$514
Interest-bearing deposits in banks	$2,278	$6,636	$8,715	$7,925	$4,061
Cash and due from banks	$20,558	$18,988	$21,778	$26,205	$15,621
Federal funds sold	$42,070	$29,015	$46,440	$50,605	$57,410
Other real estate	$—	$—	$—	$—	$—
Premises and equipment, net	$15,359	$11,221	$9,027	$8,554	$6,653
Total interest-earning assets	$491,726	$443,548	$401,290	$333,086	$294,557
Total assets	$550,037	$494,777	$449,675	$386,723	$337,483
Total interest-bearing deposits	$407,868	$350,682	$318,266	$274,048	$243,092
Total deposits	$484,856	$434,018	$399,059	$342,511	$297,981
Total liabilities	$504,310	$453,222	$415,144	$356,774	$312,103
Total shareholders’ equity	$45,726	$41,555	$34,531	$29,949	$25,380
Per Share Data (1)
Basic earnings per share	$0.98	$1.00	$0.79	$0.75	$0.70
Dilute earnings per share	$0.93	$0.95	$0.74	$0.71	$0.66
Book value per weighted average share	$6.28	$5.80	$4.86	$4.26	$3.67
Cash Dividends	$0.26	$0.16	$0.16	$0.16	$0.13
Weighted Average Common Shares Outstanding, Basic	7,279,969	7,166,258	7,112,386	7,025,290	6,922,230
Weighted Average Common Shares Outstanding, Diluted	7,661,045	7,611,704	7,601,092	7,430,518	7,279,858

Key Operating Ratios:
Performance Ratios:
Return on Average Equity(2)	15.99%	18.82%	17.20%	19.07%	20.82%
Return on Average Assets (3)	1.38%	1.51%	1.34%	1.44%	1.69%
Net Interest Margin (4)	6.62%	6.32%	5.70%	5.32%	5.52%
Dividend Payout Ratio (5)	26.47%	15.93%	20.28%	20.67%	17.84%
Equity to Assets Ratio (6)	8.64%	8.02%	7.82%	7.54%	8.12%
Net Loans to Total Deposits at Period End	91.21%	92.44%	84.99%	78.90%	77.09%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.51%	0.00%	0.03%	0.02%	25.00%
Nonperforming Assets to Total Loans and Other Real Estate	0.51%	0.00%	0.03%	0.02%	0.22%
Net Charge-offs to Average Loans	0.02%	0.00%	0.00%	0.03%	0.00%
Allowance for Loan Losses to Net Loans at Period End	1.18%	1.16%	1.16%	1.19%	1.16%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	10.1%	9.8%	9.5%	9.9%	10.4%
Tier 1 Capital to Total Risk-Weighted Assets	10.9%	11.4%	11.3%	12.2%	12.8%
Total Capital to Total Risk-Weighted Assets	11.9%	12.5%	12.5%	13.3%	14.0%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2006 and 2005 and results of operations of the Company for each of the years in the three-year period ended December 31, 2006. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market. The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. Servicing assets are amortized over the estimated life of the related loan. I/O strips are not significant at December 31, 2006. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”). Under SFAS No.123(R), compensation expense is recognized for options granted prior to the adoption date in an amount equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock Based Compensation  and compensation expense for all share based payments granted after adoption based on the grant date fair values estimated in accordance with SFAS No. 123(R) . The estimates of the grant date fair values are based on an option pricing model that uses assumptions based on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments. See Note 1 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

Summary of Performance

For 2006, net income was $7.15 million, compared to the $7.20 million earned in 2005 and net income of $5.61 million in 2004. Net income per diluted share was $.93 for 2006, as compared to $.95 during 2005 and $.74 in 2004. The Company’s Return on Average Assets (“ROAA”) was 1.38% and Return on Average Equity (“ROAE”) was 15.99% in 2006, as compared to 1.51% and 18.82%, respectively, in 2005 and 1.34% and 17.20%, respectively, for 2004.

The upward movement in rates of 100 basis points by the FOMC (Federal Open Market Committee), during the first half of 2006 helped the Company achieve a better net interest margin on a year over year basis. Net interest income, generated by a higher level of average earning assets, increased by $4.2 million from 2005 to 2006. Moreover, the relatively stable long-term market rates allowed the Company to maintain a steady volume of mortgage loans, which we were able to sell at substantial gains. The Company was also able to sell several USDA Business and Industry guaranteed loans and SBA loans for substantial gains. Offsetting these increases in income was increased non interest expenses, primarily related to salaries and employee benefits and increased occupancy costs from the full year impact in 2006 of the branches and loan production offices opened in 2005.

Results of Operations

The Impact of Changes in Assets and Liabilities to Net Interest Income and Net Interest Margin

We monitor asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities.  We respond to all of these to protect and increase income while managing risks within acceptable levels as set by the Company’s policies.  In additional alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company.  This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in ways described below.  The management staff responsible for asset/liability management operates under the oversight of the Asset/Liability Committee and provides regular reports to the Board of Directors.  Board approval is obtained for major actions or the occasional exception to policy.

Net Interest Income and Net Interest Margin

The Company earns income from two primary sources. The first is net interest income brought about by income from the successful deployment of earning assets less the costs of interest-bearing liabilities. The second is non-interest income, which generally comes from customer service charges and fees, but can also result from non-customer sources such as gains on loan sales. The majority of the Company’s non-interest expenses are operating costs which relate to providing a full range of banking services to our customers.

Net interest income, which is simply total interest income (including fees) less total interest expense, was $31.3 million in 2006 compared to $27.1 million and $20.9 million in 2005 and 2004, respectively. This represents an increase of 15.5% in 2006 over 2005 and an increase of 29.7% in 2005 over 2004. The amount by which interest income exceeds interest expense depends on several factors. Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

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

	Years Ended December 31,
	2006 over 2005			2005 over 2004
	Increase(decrease) due to			Increase(decrease) due to
Volume & Rate Variances	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands)

Earning Assets:
Loans	$4,916	$3,682	$8,598	$5,201	$1,701	$6,902
Federal funds sold	$(405)	$308	$(97)	$(111)	$566	$455
Investment Securities:
Taxable	$(48)	$30	$(18)	$40	$9	$49
Non-taxable(1)	$(45)	$(1)	$(46)	$65	$(8)	$57
Deposits in banks	$(106)	$45	$(61)	$(26)	$21	$(5)
Total earning assets	$4,312	$4,064	$8,376	$5,169	$2,289	$7,458

Interest-Bearing Liabilities
Interest bearing deposits:

Demand - interest bearing	$(53)	$578	$525	$69	$138	$207
Savings Accounts	$6	$150	$156	$36	$(1)	$35
Certificates of Deposit	$1,482	$1,878	$3,360	$502	$339	$841
Total interest bearing deposits	$1,435	$2,606	$4,041	$607	$476	$1,083
Borrowed funds:
Other Borrowings	$17	$142	$159	$8	$184	$(1)
Total Borrowed Funds	$17	$142	$159	$8	$184	$192
Total Interest Bearing Liabilities	$1,452	$2,748	$4,200	$615	$660	$1,275
Net Interest Margin/Income	$2,860	$1,316	$4,176	$4,554	$1,629	$6,183

(1)          Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Company’s net interest margin for 2006 was 6.62% an increase of 30 basis points from the 6.32% reported in 2005. For the year 2004, this margin was 5.70%. The following Distribution, Rate and

Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

Distribution, Rate & Yield

	Year Ended December 31,
	2006(a)			2005(a)			2004(a)
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets
Investments:
Federal Funds Sold	$17,164	$846	4.93%	$30,066	$943	3.14%	$38,945	$488	1.25%
Taxable	$4,403	$181	4.12%	$5,793	$199	3.45%	$4,575	$151	3.30%
Non-taxable(1)	$1,370	$65	4.74%	$2,289	$111	4.85%	$1,039	$54	5.20%
Deposits in Banks	$4,409	$178	4.04%	$7,918	$239	3.02%	$8,862	$244	2.75%
Total Investments	$27,346	$1,270	4.65%	$46,066	$1,492	3.24%	$53,421	$937	1.75%
Loans:
Agricultural	$28,129	$2,578	9.17%	$25,388	$2,032	8.00%	$26,287	$1,909	7.26%
Commercial	$67,608	$6,655	9.84%	$63,051	$5,827	9.24%	$60,261	$4,996	8.29%
Real Estate	$307,920	$27,167	8.82%	$263,141	$20,967	7.97%	$203,675	$15,579	7.65%
Consumer	$41,461	$3,144	7.58%	$31,079	$2,120	6.82%	$23,689	$1,559	6.58%
Total Loans	$445,119	$39,544	8.88%	$382,659	$30,946	8.09%	$313,912	$24,043	7.66%
Total Earning Assets(2)	$472,465	$40,814	8.64%	$428,725	$32,438	7.57%	$367,333	$24,980	6.80%
Non-Earning Assets	$45,159			$48,167			$49,825
Total Assets	$517,624			$476,892			$417,158
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$137,358	$1,210	0.88%	$143,250	$934	0.65%	$136,612	$811	0.59%
Savings	$37,893	$337	0.89%	$36,759	$181	0.49%	$29,463	$145	0.49%
Money Market	$40,066	$616	0.88%	$41,795	$368	0.88%	$37,820	$284	0.75%
TDOA’s, and IRA’s	$6,537	$242	3.70%	$6,434	$183	2.84%	$6,895	$177	2.57%
Certificates of Deposit < $100,000	$78,661	$3,242	4.12%	$54,005	$1,510	2.80%	$45,681	$1,032	2.26%
Certificates of Deposit > $100,000	$72,513	$3,061	4.22%	$47,417	$1,492	3.15%	$36,854	$1,136	3.08%
Total Interest-Bearing Deposits	$373,028	$8,708	2.33%	$329,660	$4,668	1.42%	$293,325	$3,585	1.22%
Borrowed Funds:
Other Borrowings	$9,334	$824	8.81%	$9,095	$663	7.29%	$8,935	$471	5.27%
Total Borrowed Funds	$9,334	$824	8.81%	$9,095	$663	7.29%	$8,935	$471	5.27%
Total Interest Bearing Liabilities	$382,362	$9,532	2.49%	$338,755	$5,331	1.57%	$302,260	$4,056	1.34%
Demand Deposits	$83,427			$89,325			$77,225
Other Liabilities	$7,112			$10,560			$5,066
Shareholders’ Equity	$44,723			$38,252			$32,607
Total Liabilities and Shareholders’ Equity	$517,624			$476,892			$417,158

Interest Income/Earning Assets			8.64%			7.57%			6.80%
Interest Expense/Earning Assets			2.02%			1.24%			1.10%
Net Interest Margin(3)		$31,282	6.62%		$27,107	6.32%		$20,924	5.70%

(a)   Average balances are obtained from the best available daily or monthly data.

(1)   Yields on tax exempt income have not been computed on a tax equivalent basis.

(2)   Non-accrual loans have been included in total loans for purposes of total earning assets.

(3)   Represents net interest income as a percentage of average interest-earning assets.

(4)          Yields and amounts earned on loans include loan fees of $2,450,000, $2,453,000 and $2,303,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

During 2006, the Company’s net interest margin improved primarily as a result of the growth and change in the mix in earning assets. Average investments decreased as maturities and growth in deposits were used to fund the increase in average loans.  This combination contributed to an overall increase in net interest margin. On an average basis, the rates on loans increased by 79 basis points resulting in an increase in interest income of $3.7 million. This increase in rates was augmented by the increase in the average volume of loans of $62 million that generated an additional $4.9 million in loan related interest income. On an average basis, the rates on investments increased by 141 basis points resulting in an increase in interest income of $382 thousand, however this was more than offset by the decrease in the average volume of investment securities of $18.7 million which resulted in a decrease in interest income of $604 thousand.  Overall interest income on earning assets increased by $8.4 million.

A large portion of the Bank’s loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price. Interest expense increased in 2006 as rates increased and the Company’s mix of deposits changed from transaction based lower rate demand deposits to higher rate certificates of deposit.  The average rates paid on interest bearing deposits for 2006 was 2.33% compared to 1.42% in 2005 and 1.22% in 2004. The changes in rates in 2006 compared to 2005 were primarily due to the changes in interest rates brought on by Fed actions as discussed previously. The average rates that are paid on deposits generally trail behind these money market rate changes for two reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; and (2) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rate paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate. On an average basis, NOW account deposits were down $5.9 million, savings account deposits were up $1.1 million, money market account deposits were down $1.7 million and certificate of deposit balances were up $49.8 million. Average non interest bearing demand deposits balances decreased by $6.9 million or 8.4%, from 2005 to 2006.

From 2005 to 2006, the Company’s average loan portfolio grew by approximately $62 million, or 16.3%, building on the growth of $69 million, or 21.9% from 2004 to 2005. The earnings on that growth, net of associated funding costs, are a significant contributor to net interest income. Additionally, loan balances, which are the highest yielding component of the Company’s earning assets, increased during 2006 as a portion of the Company’s average asset base. During 2006, the loan portfolio averaged 86% of total assets, while for 2005 and 2004 such balances represented 80.2% and 75.3%, respectively, of average assets.

Based on these indications and current economic conditions, the Company expects moderate increases in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2007. In order to fund the loan portfolio growth anticipated in 2007, it is anticipated that the Company’s net interest margin will experience some compression as we will have to pay higher rates on deposits to attract the funds necessary for that growth. Net interest income should increase if loans grow as planned even if the loan growth is funded by higher priced deposits. However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

For the year 2006, non-interest income increased slightly by $58,000 or (.86%) to $6,769,000 as compared to $6,711,000 for 2005. Non interest income in 2004 was $6,018,000. The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, alternative investment fees earned on the sales of non-deposit investment products and merchant credit card fees. Service charges on deposit accounts and loan sales income in 2006 accounted for 39.7% and 23.3%, respectively, of total non-interest income, as compared to 35% and 27.8%, respectively, for 2005 and 34.7% and 30.3%, respectively, for 2004. Loan servicing income, alternative investment fees and merchant credit card fees for 2006 were 6.8%, 5.2% and 5.6% respectively, of total non-interest income, as compared to 6.3%, 7.7% and 5.8%, respectively, for 2005 and 6.4%, 7.1% and 5.1%, respectively, for 2004.

The primary source of non-interest income during 2006 was from service charges on deposit accounts followed by the gain recognized on the sale of loans. The increase in service charges on deposit accounts was primarily a result of the fees charged on additional deposit accounts opened during the year, and the overdraft privilege deposit product which on a year over year basis increased $320,000. Loan sales income decreased $228,000 from $1,806,000 in 2005 to $1,578,000 in 2006. This was a result of the lower volume of mortgage loans sold during 2006. Mortgage loan activity was still vigorous in 2005 and fees derived from the sale of these loans increased from 2004. The real estate market has softened in most of the areas we serve which has resulted in more homes for sale thereby creating an environment more advantageous to the buyer than the seller.

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

The portfolio of real estate loans being serviced by the Company declined by 3% from 2005 to 2006. The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company declined by 1.8% from 2005 to 2006. These reductions resulted in a decrease in loan servicing income of $24,000 from $481,000 in 2005 to $457,000 in 2006.

Alternative investment fees earned on the sales of non-deposit investment products decreased by $170,000 in 2006 compared to 2005 primarily as a result of fewer sales throughout the year.

Merchant credit card fees declined by $9,000 from $390 thousand in 2005, to $381 thousand in 2006. Through more aggressive marketing efforts of this product, management expects income from this area to increase somewhat in 2007.

A ratio that is used to compare the Company’s expenses to those of other financial institutions is the operating efficiency ratio.  This ratio takes into account the fact that for many financial institutions some of their income is not asset-based, it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities.  The operating efficiency ratio measures what portion of each dollar of net revenue is spent earning that revenue.  With a portion of the Company’s revenues coming from such areas as the Insurance Agency, Payroll Services and Merchant Services, i.e., from programs that require operating expenses to run but are not related to assets on the Company’s balance sheet, management focuses more on this ratio than the operating expense to assets ratio.    The Company is increasingly focused on enhancing its fee income. Based on the Company’s efficiency ratio of 65.8% for 2006, 61.6% for 2005, and 62.1% for 2004 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this focus will continue for the foreseeable future.

The Company’s total non-interest expense increased to $25.2 million in 2006, as compared to $20.9 million in 2005, and $16.8 million in 2004.

The largest dollar increase in non-interest expense was in salaries and employee benefits, which increased by $3,155,000, or 25.7% from 2005 to 2006. Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes, and stock option expense.  This increase resulted from normal cost of living raises, and salaries paid to employees for a full year during 2006 at the Corning branch which opened in March, 2005 and the Redding branch which opened in September, 2005. We also opened a Loan Production Office in the city of Gridley in July, 2005. Staffing additions made during the year as the Company continued to grow also contributed to the increase. The increase in salaries and benefits in 2005 compared to 2004 was $2,290,000 or 22.9%. Full time equivalent employees increased to 263 at December 31, 2006 from 240 at December 31, 2005 and 204 at December 31, 2004. Benefit costs and employer taxes increased commensurate with the salaries. It is management’s opinion that the Company can achieve significant growth in loans and deposits with the current staff, however increases in staffing are expected during 2007 as the Company moves forward with the planned addition of a second full service branch in Redding and Yuba City and a full service branch in Anderson. The Redding and Anderson branches are scheduled to open at the end of the second quarter with the Yuba City branch due to open during the third quarter.

Occupancy and equipment expenses were $3,480,000, an increase of $511,000 or 17.2% when compared to the 2005 total of $2,969,000. Much of the increase in occupancy expense was related to furniture, fixtures and equipment for the relocation to the new Red Bluff, Redding, Marysville and Corning branches opened during 2006. The lease agreements and remodeling costs associated with these offices, also added to the year over year increase. The increase in occupancy expenses in 2005 compared to 2004 was $444,000 or 18%.

The majority of the increase in professional services costs of $152,000 from 2005 to 2006 relates to outsourcing audit work and the process of implementing Sarbanes-Oxley 404 compliance. The increase in 2005 compared to 2004 was due to outsourcing of audit work and the application process for the Company to join the NASDAQ exchange.  Advertising and marketing expenses increased by 60% in 2006 from 2005 after increasing by 36% in 2005 from 2004 as we promoted the new branches and the four branch relocations to new facilities.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, director fees and retirement accruals, advertising and promotion, and other expenses totaled $4,931,000 for 2006 compared to $4,651,000 in 2005 and $3,657,000 in 2004, an increase of 6.0% and 27.2% on a year over year basis. Management considers this increase in expenses commensurate with the growth of the Company.

The Company has two share based compensation plans.  In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25).  No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are $175,000 and $163,000, respectively, lower than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $.02 higher without the adoption of SFAS 123(R). Results for prior periods have not been restated.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Bank’s options in 2006 and 2005.

There were no significant changes in the valuation methods or types of awards or terms made by the Company subsequent to the adoption of SFAS No. 123(R) and no cumulative effect adjustments were made to the financial statements.

As of December 31, 2006, there was $391,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.33 years.  See Notes 1 and 11 to the audited Consolidated Financial Statements in Item 8.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	2006	% of Total	2005	% of Total	2004	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,686	39.68%	$2,351	35.03%	$2,086	34.66%
Gain on sale of loans	$1,578	23.31%	$1,806	26.91%	$1,637	27.20%
Loan servicing income	$457	6.75%	$481	7.17%	$571	9.49%
Alternative investment fees	$350	5.17%	$520	7.75%	$428	7.11%
Merchant card processing fees	$381	5.63%	$390	5.81%	$337	5.60%
Earnings from cash surrender value of bank owned life insurance	$330	4.88%	$294	4.38%	$284	4.72%
Other	$987	14.58%	$869	12.95%	$675	11.22%
Total non-interest income	$6,769	100.00%	$6,711	100.00%	$6,018	100.00%
As a percentage of average earning assets		1.43%		1.57%		1.64%

NON-INTEREST EXPENSES:
Salaries and employee benefits	$15,425	61.64%	$12,270	58.64%	$9,980	59.42%
Occupancy and equipment	$3,480	13.91%	$2,969	14.19%	$2,525	15.03%
Professional fees	$1,187	4.74%	$1,035	4.95%	$633	3.77%
Telephone and postage	$630	2.52%	$580	2.77%	$511	3.04%
Stationery & supply costs	$601	2.40%	$545	2.60%	$521	3.10%
Director fees and retirement accrual	$450	1.80%	$469	2.24%	$408	2.43%
Advertising and promotion	$660	2.64%	$412	1.97%	$302	1.80%
Other	$2,590	10.35%	$2,645	12.64%	$1,915	11.40%
Total non-interest expense	$25,023	100.00%	$20,925	100.00%	$16,795	100.00%
As a % of average earning assets		5.30%		4.88%		4.57%

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings. The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions for loan losses and undisbursed commitments in 2006, 2005, and 2004 were $775,000, $825,000, and $790,000 respectively. The amounts allocated to the provision and the undisbursed commitments were $638,000 and $137,000 respectively for 2006, $724,000 and $101,000 for 2005 and $734,000 and $56,000 for 2004.  The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses.”

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

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books. At December 31, 2006, the Company’s $5.2 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction offset by the temporary differences related to certain deferred tax liabilities.

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

A comparison between the summary year-end balance sheets for 2002 through 2006 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, deposits, and shareholders’ equity have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2004 when the Company grew by $63 million, or 16.3%.  This was followed by growth in the Company’s total assets during 2005 of $45 million or 10% and growth in the Company’s total assets during 2006 of approximately $55 million, or 11.2%.

The mix of deposits in NOW, money market and savings average balances changed very little from 2005 to 2006 declining by $5.5 million or 3%.  As interest rates gradually increased through 2006 the growth in deposits was primarily in certificates of deposit.  These balances increased by $49.9 million while the average rates paid on all interest bearing deposits increased by 91 basis points.  In the third quarter our loan volume peaked which resulted in the Company obtaining brokered deposits from the wholesale market.  These brokered deposits also contributed to the increase in average rates paid for the year.  Throughout 2006 deposit growth was achieved in our newer markets in Red Bluff, Marysville, Corning and Redding. We believe this will be the case again in 2007 as we have relocated all of these branches from their less desirable storefront environment to free standing buildings with drive-up lanes.  As mentioned previously construction is underway for a second full service branch in Redding and for a new branch in Anderson.  When opened in the second quarter of 2007, these two branches will complement the existing branch in Redding in gathering more deposits.   The opening in the third quarter of 2007of a second branch in Yuba City will cover more of the southern section and will be located in a shopping center on Highway 99.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision. The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category. At December 31, 2006, gross loans represented 81.5% of total assets, as compared to 82.3% and 76.4% at December 31, 2005 and 2004, respectively. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 2002 and 2006. The Loan Distribution table which follows sets forth the amount and composition of the Company’s total loans outstanding in each category at the dates indicated.

Loan Distribution

(dollars in thousands)	As of December 31,
	2006	2005	2004	2003	2002
Agricultural	$25,745	$24,803	$22,177	$20,820	$18,935
Commercial	$65,241	$61,162	$58,662	$57,739	$48,661
Real estate – commercial	$208,102	$173,449	$146,876	$111,249	$82,057
Real estate – construction	$105,449	$111,130	$90,643	$63,345	$64,565
Installment	$43,789	$36,501	$26,219	$21,698	$19,325
	$448,326	$407,045	$344,577	$274,851	$233,543

Deferred loan origination fees, net	$(801)	$(1,108)	$(1,022)	$(1,033)	$(837)
Allowance for loan losses	$(5,274)	$(4,716)	$(4,381)	$(3,587)	$(3,007)
	$442,251	$401,221	$339,174	$270,231	$229,699

Percentage of Total Loans
Agricultural	5.74%	6.09%	6.44%	7.58%	8.11%
Commercial	14.55%	15.03%	17.02%	21.01%	20.84%
Real Estate – commercial	46.42%	42.61%	42.63%	40.48%	35.13%
Real Estate – construction	23.52%	27.30%	26.31%	23.05%	27.65%
Installment	9.77%	8.97%	7.60%	7.88%	8.27%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased $212 million, or 92%, over the last four years. The largest percentage of growth and largest dollar volume increase during that that four year period and during 2006 was in commercial real estate which grew by $126 million or 153% and $34.6 million or 20% respectively.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as consumer loans. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. During 2006 loans secured by real estate grew by $29 million, or 10.2%, and commercial loans grew by $4.1 million, or 6.7%.  Consumer loans increased by $7.3 million, or 20%.  Loans secured by real estate and commercial loans comprised 69.9% and 14.6%, respectively, of the Bank’s total loan portfolio at December 31, 2006.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence. Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program. For the fiscal year ended September 30, 2006, the Company was named the number one USDA Business and Industry lender in the entire United States by originating over $46 million in loans. The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally. This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

Consistent with the overall growth in loans, the most significant shift in the loan portfolio mix over the past four years has been in loans secured by commercial real estate, which increased from 35.1% of total loans at the end of 2002 to 46.4% of total loans at the end of 2006. Real estate lending is an important part of the Company’s focus, and is likely to remain so for the immediate future. Commercial loans declined to just 14.6% of total loan balances by the end of 2006 from 20.8% at the end of 2002, and agricultural loans decreased during the same period to 5.7% of the total loan balances from 8.1%. The decline in the percentage of agricultural loans to total loans over the last few years has been due to the growth in the other lending areas outpacing the growth in the agricultural lending. Agricultural borrowing relationships have remained consistent year after year and we have not substantially expanded this part of our business.

Another important aspect of the Company’s loan business has been that of residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years. During 2006, the Company originated and sold aggregate balances of approximately $52 million of such loans, a $26 million decrease from the $78 million originated and sold in 2005. The Company services the mortgage loans sold to the Federal National Mortgage Association (FNMA). As of December 31, 2006, aggregate balances of $153 million were being serviced down slightly from the $157 million at the end of 2005.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement. Total outstanding commitments to extend credit were $186 million at December 31, 2006 as compared to $201 million at December 31, 2005. These commitments represented 41% of outstanding gross loans at December 31, 2006 and 49% at December 31, 2005, respectively. The Company’s stand-by letters of credit at December 31, 2006 and 2005 were $5.1 million and $4.9 million, respectively, which represented approximately 2.7% and 2.4% of total commitments outstanding at the end of 2006 and 2005. It is not anticipated that all of these commitments or stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise. The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. The table in Note 16 to the consolidated financial statements shows that at December 31, 2006, the difference in the carrying amount of loans, i.e., their face value, is about $ 3.5 million or .80 % less than their fair value. At the end of 2005, the fair value of loans was about $1.7 million or .42% less than the carrying amount.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2006, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years. (Non-accrual loans are intermixed within each category.)

Loan Maturity

(dollars in thousands)

					Floating	Fixed
	One	One	Over		rate:	rate:
	year or	to five	five		due after	due after
	less	years	years	Total	one year	one year
Agricultural	$16,232	$8,782	$731	$25,745	$—	$9,513
Commercial	$32,887	$3,251	$29,103	$65,241	$2,671	$29,683
Real Estate - Commercial	$99,746	$100,600	$7,756	$208,102	$113	$108,243
Real Estate - Construction	$103,360	$2,089	$—	$105,449	$—	$2,089
Installment	$4,176	$38,528	$1,085	$43,789	$—	$39,613

TOTAL	$256,401	$153,250	$38,675	$448,326	$2,784	$189,141

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

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Colusa, Sutter, Sacramento, Shasta, Tehama, and Yuba counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets. The Company’s asset quality continues to be excellent with delinquency ratios at low levels. The Company is optimistic that the local and regional economy will continue to perform, but no assurance can be given that this performance will in fact continue.

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

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Nonaccrual Loans:
Agricultural	$—	$—	$17	$—	$—
Commercial and Industrial	$1,502	—		$46	$134
Real Estate
Secured by Commercial/Professional Office	$—	$—	$—	$—	$—
Properties Including Construction and Development	$—	$—	$—	$—
Secured by Residential Properties	$780	$—	$84	$—	$—
Secured by Farmland	$—	$—	$—		$460
Consumer Loans		$9		$8	$—
SUBTOTAL	$2,282	$9	$101	$54	$594

Other Real Estate (ORE)	$—	$—	$—	$—
Total non-performing Assets	$2,282	$9	$101	$54	$594
Restructured Loans	N/A	N/A	N/A	N/A	N/A
Non-performing loans as % of total gross loans	0.51%	0.00%	0.03%	0.02%	0.25%
Non-performing assets as a % of total gross
loans and other real estate	0.51%	0.00%	0.03%	0.02%	0.22%

Total non-performing balances were $2,282,000 at the end of 2006, which consisted of a commercial loan for $1.6 million for an industrial building on which the Company has an 80% guarantee from the USDA, and two residential properties. As of March 9, 2007 the Company has completed foreclosure on all three of these properties and has reclassified them as ORE.  We have a buyer for the $1.6 million industrial building and have entered into escrow with an anticipated close by March 31, 2007.   There was no ORE outstanding at December 31, 2006, 2005 or 2004. Other than the loans included as non-performing assets at December 31, 2006, the company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at a future date.

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

Allowance For Loan Losses

(dollars in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Balances:
Average gross loans outstanding during period	$445,119	$382,659	$313,912	$254,682	$216,953
Gross loans outstanding at end of period	$448,326	$407,045	$344,577	$274,851	$233,542

Allowance for Loan Losses:
Balance at beginning of period	$4,716	$4,000	$3,587	$3,007	$2,397
Adjustments
Provision Charged to Expense	$775	$824	$790	$655	$603

Loan Charge-offs
Agricultural
Commercial & Industrial Loans	$42	$—	$11	$77	$—
Real Estate Loans	$31	$—	$—	$—	$4
Consumer Loans	$9	$9	$12	$4	$3
Credit Card Loans	$—	$—	$—	$—	$—
Total	$82	$9	$23	$81	$7

Recoveries
Agricultural	$—	$—	$—	$—	$—
Commercial & Industrial Loans	$2	$1	$15	$—	$14
Real Estate Loans	$—	$—	$—	$—	$—
Consumer Loans	$—	$—	$12	$6	$—
Credit Card Loans	$—	$—	$—	$—	$—
Total	$2	$1	$27	$6	$14
Net Loan Charge-offs	$80	$8	$(4)	$75	$(7)
Reserve for unfunded commitments	$(137)	$(100)	(381)
Balance at end of period	$5,274	$4,716	$4,000	$3,587	$3,007

Ratios:
Net Loan Charge-offs to Average Loans	0.02%	0.00%	0.00%	0.03%	0.05%
Allowance for Loan Losses to Gross Loans at End of Period	1.18%	1.16%	1.16%	1.31%	1.29%
Allowance for Loan Losses to Non-Performing Loans	231.11%	52411.11%	3960.40%	6642.59%	506.23%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.52%	0.17%	(0.10)%	2.09%	(0.23)%
Net Loan Charge-offs to Provision Charged to Operating Expense	10.32%	0.97%	(0.51)%	11.45%	(1.16)%

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

Qualitative factors include the general economic environment in Northern California and, in particular, in our markets wherein we monitor the state of the agriculture industry and other key industries in the Northern Sacramento Valley. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, loan concentrations and the rate of portfolio growth are other qualitative factors that are considered.

Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio. The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes. Management believes that our current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan losses is adequate as of December 31, 2006 to cover known and inherent risks in the loan portfolio. However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

(dollars in thousands)

	As of December 31,
	2006		2005		2004		2003		2002
		% Total (1)		% Total (1)		% Total (1)		% Total (1)		% Total (1)
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Agricultural	$219	5.74%	$200	6.09%	$244	6.44%	$179	7.58%	$146	8.11%
Commercial	$626	14.55%	$1,123	15.03%	$690	17.02%	$1,258	21.01%	$735	20.84%
Real Estate	$4,172	69.94%	$3,488	69.91%	$3,027	68.93%	$1,815	63.52%	$1,379	62.78%
Installment Loans	$876	9.77%	$386	8.97%	$420	7.61%	$335	7.89%	$747	8.27%
Reserve for Unfunded Commitments	$(619)		$(481)		$(381)		$(325)		$(256)
TOTAL	$5,274	100.00%	$4,716	100.00%	$4,000	100.00%	$3,262	100.00%	$2,751	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2006, the Company’s allowance for loan losses was $5.3 million. The loan loss and undisbursed commitment provisions in 2006, 2005, and 2004 totaled $775,000, $825,000, and $790,000, respectively. Over the past five years, net charge-offs have averaged $30,000. The Company ended 2006 with net loan losses of $80,000, compared to net losses of $8,000 during 2005.

Other Loan Portfolio Information

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 10 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights:  The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans. Some are sold “servicing released” and the purchaser takes over the collection of the payments. However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. When loans are sold, a portion of the sale is attributed to the right to receive the fee for servicing and this value is recorded as a separate servicing asset. Mortgage servicing rights are amortized over the expected term of the related servicing income.  At December 31, 2006 and 2005, the amortized cost of these assets was $872,000 and $1,073,000 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $5.1 million at December 31, 2006. The Company classified its investments into two portfolios: “held-to-maturity”, and “available-for-sale”. The Company does not have any investments classified as trading. The held-to-maturity portfolio should consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted under GAAP. Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for growth in the loan portfolio.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $3,357,000 for both periods ending December 31, 2006 and 2005.

The total investment portfolio decreased in 2006 to $5.1 million at the end of the year from $6.7 million at December 31, 2005. The Company’s investment portfolio is composed primarily of:  (1) U.S. Treasury and Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential. The distribution of these groups within the overall portfolio remained relatively consistent as there were no purchases or sales in 2006. The U.S. Treasury and Agency issues continue to be the largest portion of the total portfolio at 73%, down from 80% at the end of 2005. Municipal issues comprised 27% of total investments at the end of 2006, up from 20% at the end of 2005.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Federal funds sold comprise the remainder of the assets that are not invested in the securities portfolio or in the loan portfolio.  These are overnight transactions that are highly liquid and are returned to the Company the next day.  The Company sold $42 million and $29 million as of December 31, 2006 and December 31, 2005.

Investment Portfolio

(dollars in thousands)

	As of December 31,
	2006		2005		2004
Investment Portfolio	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Held to maturity
US Government Agencies & Corporations	$1,777	$1,759	$2,332	$2,296	$2,481	$2,482
State & political subdivisions					$101	$101
Total held to maturity	$1,777	$1,759	$2,332	$2,296	$2,582	$2,583
Available for sale
US Government Agencies & Corporations	$1,977	$1,961	$3,009	$2,964	$3,004	$3,002
State & political subdivisions	$1,357	$1,389	$1,356	$1,380	$1,356	$1,377
Total available for sale	$3,334	$3,350	$4,365	$4,344	$4,360	$4,379
Total Investment Securities	$5,111	$5,109	$6,682	$6,676	$6,942	$6,962

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2006. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

(dollars in thousands)

	As of December 31, 2006
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
US Government Agencies & Corporations			$982	3.15%	$678	4.08%	$99	5.99%	$1,760	3.67%
State & political subdivisions		—					—	—	—
Total held to maturity		$—	$982	3.15%	$678	4.08%	$99	5.99%	$1,760	3.67%
Available for sale
US Government Agencies & Corporations	998	3.22%			$962	4.72%		—	$1,960	3.96%
State & political subdivisions		—	—		—	—	$1,389	4.74%	$1,389	4.74%
Total available for sale	$998	3.22%	$		$962	4.72%	$1,389	4.74%	$3,349	4.28%
Total investment securities	$998	3.22%	$982	3.15%	$1,640	4.46%	$1,488	4.82%	$5,109	4.07%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets. At December 31, 2006 these areas comprised 3.7% of total assets, as compared to 3.8% of total assets at December 31, 2005. The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers. The vault cash amount for December 31, 2006 was $4.2 million.

The Company’s operating branches lie within the Federal Reserve Bank (FRB) of San Francisco’s responsibility area of check clearing activities, while the Company’s item processing activities are performed in Chico. As a result of the Federal Reserve Banks’ new Check 21 services the Company is taking advantage of quicker clearing times to offset time zone and geography challenges and improve availability. With traditional paper check clearing, all non-local and country items in the 12th District receive availability that is at least one day deferred. Under the new programs currently available from the Federal Reserve Banks, many of these items receive immediate availability if received by the 1:00 a.m. Pacific time deadline. With file deposit deadlines starting as early as 5:00 p.m. Pacific through 9:00 a.m. Pacific time, image cash letters enable institutions on the West Coast to reduce the clearing time of many high value East Coast items by at least one business day, thereby increasing funds available for investment and reducing risk.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1,662,000 for the year ended December 31, 2006 as compared to $1,574,000 during 2005 and $1,313,000 during 2004. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2006			2005			2004
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$2,176	$—	$2,176	$2,176	$—	$2,176	$1,519	$—	$1,519
Buildings	$8,713	$1,714	$6,999	$6,908	$1,425	$5,483	$5,761	$1,172	$4,589
Leasehold Improvements	$2,258	$555	$1,703	$994	$386	$608	$841	$248	$593
Construction in progress	$2,368	$—	$2,368	$622	$—	$622	$75	$—	$75
Furniture and Equipment	$8,282	$6,169	$2,113	$7,384	$5,052	$2,332	$6,242	$3,991	$2,251
Total	$23,797	$8,438	$15,359	$18,084	$6,863	$11,221	$14,438	$5,411	$9,027

The net book value of the Company’s premises and equipment increased by $4,068,000 in 2006, primarily due to the opening of the new branches in Red Bluff, Redding, Marysville and Corning .  In 2005 the Company purchased a 14,000 square foot building in Chico that will serve as the corporate administrative headquarters and also house other service departments. This building was remodeled and an additional 5,000 square feet was added.   As of the end of January 2007 the building is fully occupied.  As a percentage of total assets, the Company’s premises and equipment was 2.8%, at the end of 2006, 2.3% at the end of 2005 and 2.0% at the end of 2004.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  Certificates of deposits exceeding $100,000 represented 15.9% of average total deposits in 2006, 11.3% in 2005 and 9.9% in 2004.  While the trend of these deposits has been steadily increasing over the past three years, the Company’s community-oriented deposit gathering activities in Butte, Colusa, Shasta, Sutter, Tehama, and Yuba counties have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume increased to $485 million at the end of 2006, as compared to $434 million at the end of 2005. Deposit growth of $51 million was achieved during 2006, primarily as a result of the full year of operations for the branches opened in 2005 and the new branches opened in 2006. The mix of the deposits changed from 2005 to 2006 as the growth was realized in certificates of deposit rather than the lower cost core deposit accounts (demand deposits, NOW, money market, and savings). We expect deposit rates to be relatively unchanged in 2007, and our focus will be to attract lower cost deposits to fund our loan growth and maintain a reasonable net interest margin in 2007.

The scheduled maturity distribution of the Company’s time deposits, including IRA accounts as of December 31, 2005 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2006
	Three	Three	One	Over
	months	to twelve	to three	three
	or less	months	years	Years	Total
Time Certificates of Deposits < $100,000	$19,092	$61,029	$11,314	$253	$91,688
Other Time Deposits > $100,000	$16,999	$50,372	$10,788	$413	$78,572

TOTAL	$36,091	$111,401	$22,102	$666	$170,260

Notes Payable and Other Borrowings

The Company has $15 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2006 and 2005.

The following summarizes the note payable to the Company’s subsidiary grantor trust at December 31, 2006:

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust I with interest adjusted and payable quarterly based on 3month Libor plus 3.30% to a maximum of 12.5% (8.66% at December 31, 2006), redeemable beginning December 31, 2007, due December 31, 2032.	$8,248

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trust. Interest expense recognized by the Company for the years ended December 31, 2006, 2005 and 2004 related to the junior subordinated debentures was $733,000, $592,000 and $438,000, respectively. These junior subordinated debentures currently qualify as Tier 1 capital when determining regulatory risk-based capital ratios.

On April 28, 2006 the ESOP obtained financing through a $1.3 million unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. At December 31, 2006, the interest rate was 8.25%. Advances on the line of credit totaled $1,217,000, $981,000 at December 31, 2006 and 2005, respectively. A summary of the activity in this line of credit follows.

ESOP Note Payable	2006	2005	2004
(dollars in thousands)
Balance at December 31	$1,217	$981	$835

Average amount outstanding	$1,068	$865	$778

Maximum amount outstanding at any month end	$1,142	$1,080	$848

Average interest rate for the year	7.94%	6.13%	4.31%

On June 1, 2005, Community Valley Bancorp entered into a short term, unsecured note payable in a principal amount of $800,000 in conjunction with the purchase of real property. The interest rate on the note at December 31, 2005 was 4.5%. The note was paid in full on January 4, 2006.

Capital Resources

At December 31, 2006, the Company had total shareholders equity of $45.7 million, comprised of $8.2 million in common stock, and $37.5 million in retained earnings. Total shareholders equity at the end of 2005 was $41.6 million. Net income has provided $20 million in capital over the last three years, of which $4.1 million or approximately 20% was distributed in dividends. The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2002, the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with GAAP.

The Company paid quarterly cash dividends totaling $1,933,000 or $.26 per share in 2006 and $1,092,000 or $.16 per share in 2005, representing 27% and 15.8%, respectively of the prior year’s earnings.  Since the second quarter of 2001, the Company has adhered to a policy of paying quarterly cash dividends totaling about 18% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity. The Company anticipates paying dividends in the future consistent with the general dividend policy as described above. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

At December 31, 2006, the Company had a Tier 1 risk based capital ratio of 10.9%, a total capital to risk-weighted assets ratio of 11.9%, and a leverage ratio of 10.1%. The Company had a Tier 1 risk-based capital ratio of 11.4%, a total risk-based capital ratio of 12.5%, and a leverage ratio of 9.8% at December 31, 2005. Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2006 and 2005.

At the current time, the Bank is considered “well capitalized” under the Prompt Corrective Action standards. It is anticipated that the current level of capital will allow the Company to grow and remain well capitalized, although no assurance can be given that this will be the case.

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2006 commitments to extend credit and stand-by-letters of credit were the Company’s only financial instruments with off-balance sheet risk. Loan commitments decreased to $186 million at December 31, 2006 from $201 million at December 31, 2005. Stand-by-letters of credit increased slightly to $5.1 million from $4.9 million over the same period.  The commitments and stand-by letters of credit represent 42% of the total loans outstanding at year-end 2006 versus 49% at December 31, 2005.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2006:

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

Subordinated debentures	—	—	—	8,248	8,248
Operating lease obligations	918	1,720	2,352	5,844	10,834
Deferred compensation (1)	—	—	—	4,149	4,149
Supplemental retirement plans (1)	116	242	390	1,412	2,160
Notes payable				1,215	1215
Total contractual obligations	$1,034	$1,962	$2,742	$20,868	$26,606

(1)          These amounts represent the accrued liabilities as of December 31, 2006 under the Company’s deferred compensation and supplemental retirement plans. See Note 15 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

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

Modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting the simulation, namely stable, an upward shock of 100, 200, and 300 basis points, and a downward shock of 100, 200, and 300 basis points.  The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 5%, 15%, and 25% and 12.5%, 25%, and 37.5% respectively upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario. As of December 31, 2006, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Interest Income Change	$1,883,000	$(1,974,000)	$3,752,000	$(4,211,000)	$5,548,000	$(6,850,000)

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by about $3,752,000, or approximately 12.3%. Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely decrease by approximately $4,211,000, or 13.8%, over the next year.

The results for the Company’s December 31, 2006, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

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

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

2006 Quarter	1st	2nd	3rd	4th

Interest income	$9,268	$10,117	$10,670	$10,759
Net Interest income	$7,541	$7,901	$8,109	$7,731
Net interest income after provision for loan losses	$7,316	$7,676	$7,884	$7,631

Net income	$1,749	$2,110	$1,733	$1,559

Net income per share, basic	$0.24	$0.29	$0.24	$0.21

Net income per share, diluted	$0.23	$0.27	$0.23	$0.20

Dividends declared	$0.05	$0.06	$0.07	$0.08

2005 Quarter	1st	2nd	3rd	4th

Interest income	$7,054	$7,675	$8,583	$9,126
Net Interest income	$5,907	$6,506	$7,177	$7,514
Net interest income after provision for loan losses	$5,682	$6,281	$6,952	$7,367

Net Income	$1,454	$1,730	$2,159	$1,855

Net income per share, basic	$0.20	$0.24	$0.30	$0.26

Net income per share, diluted	$0.19	$0.23	$0.29	$0.24

Dividends Declared	$0.04	$0.04	$0.04	$0.04

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

There were no changes or disagreements with Accountants for the year 2006.

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

Item 9b. Other Information

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.                            Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14.                            Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           List of documents filed as part of this report

(1)           Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Report of Independent Registered Public Accounting Firm
II.	Consolidated Balance Sheet - December 31, 2006 and 2005
III.	Consolidated Statement of Income - Years Ended December 31, 2006, 2005 and 2004
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2006, 2005 and 2004
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2006, 2005 and 2004
VI.	Notes to the Consolidated Financial Statements

(2)        Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(3)        Exhibits

Exhibit
Number	Document Description

(3.1)	Articles of Incorporation incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(3.2)	Bylaws incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.

(4.0)	Specimen of Company’s Common Stock Certificate incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(10.1)

Employment Agreement with Keith C Robbins dated April 27, 1995.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.1)1	Amendment to Employment Agreement with Keith C. Robbins dated September 12, 2006 attached hereto.
(10.2)

Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for Keith C Robbins. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.2)1.

Amendment to Salary Continuation Agreement of April 14, 1998 for Keith C Robbins dated January 1, 2004  Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

(10.2)2	Additional Salary Continuation Agreement with Keith C. Robbins dated September 12, 2006, attached hereto.
(10.3)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for Keith C Robbins. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.4)

1997 Stock Option Agreement for Keith C Robbins dated May 1, 1997. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.5)

2000 Stock Option Agreement for Keith C Robbins dated March 14, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.6)

Employment Agreement with John F Coger dated April 27, 1995. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

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

(10.8)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F Coger. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.9)

000 Stock Option Agreement for John F. Coger dated March 14, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002 2

(10.10)

1997 Stock Option Agreement for M. Robert Ching dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.11)

2000 Stock Option Agreement for M Robert Ching dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.12)

1997 Stock Option Agreement for Eugene B. Even dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.13)

2000 Stock Option Agreement for Eugene B Even dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.14)

1997 Stock Option Agreement for John D Lanam dated May 1, 1997. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.15)

2000 Stock Option Agreement for John D Lanam dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.16)

1997 Stock Option Agreement for Donald W Leforce dated May 1, 1997. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.17)

2000 Stock Option Agreement for Donald W. Leforce dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.18)

1997 Stock Option Agreement for Ellis L. Matthews dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.19)

2000 Stock Option Agreement for Ellis L. Matthews dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.20)

1997 Stock Option Agreement for Robert L Morgan dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.21)

2000 Stock Option Agreement for Robert L. Morgan dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.22)

1997 Stock Option Agreement for James S Rickards dated May 1, 1997. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.23)

2000 Stock Option Agreement for James S. Rickards dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.24)

1997 Stock Option Agreement for Gary B. Strauss dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.25)

2000 Stock Option Agreement for Gary B Strauss dated May 1, 2000. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.26)

1997 Stock Option Agreement for Hubert I. Townshend dated May 1, 1997 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.27)

2000 Stock Option Agreement for Hubert I. Townshend dated May 1, 2000 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.28)

Director Deferred Fee Agreement for M. Robert Ching dated April 8, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.29)

Director Retirement Agreement for M. Robert Ching dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.30)

Director Retirement Agreement for Eugene B. Even dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.31)

Director Retirement Agreement for John D Lanam dated April 14, 1998. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.32)

Director Deferred Fee Agreement for Donald W. Leforce dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.33)

Director Retirement Agreement for Donald W. Leforce dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.34)

Director Retirement Agreement for Ellis L Matthews dated April 14, 1998. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.35)

Director Retirement Agreement for Robert L. Morgan dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.36)

Director Retirement Agreement James S. Rickards dated April 14, 1998 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.37)

Director Retirement Agreement for Gary B Strauss dated April 14, 1998. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.38)

Director Retirement Agreement for Hubert I Townshend dated April 14, 1998. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.39)

Lease agreement between Butte Community Bank and Anna Laura Schilling Trust dated March 20, 2001, related to 900 Mangrove Ave, Chico, California. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.40)

2000 Stock Option Agreement for Charles J Mathews dated October 21, 2003 Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Commission on March 14, 2006.

(10.41)

2000 Stock Option Agreement for Luther W McLaughlin dated March 10, 2003. Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Commission on March 14, 2006

(11)	See Item 6. Selected Financial Data Note 1 for Statement re computation of earnings per share
(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios

(21)	List of Subsidiaries: Butte Community Bank, BCB Insurance Agency, Community Valley Trust I (unconsolidated)
(23.1)	Consent of Independent Registered Public Accounting Firm
(31.1)	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
(32.1)	Section 1350 certification of Chief Executive Officer
(32.2)	Section 1350 certification of Chief Financial Officer
(99.1)	1991 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002 .
(99.2)	1997 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002 .
(99.3)	2000 Stock Option Plan is incorporated by reference from the Company’s Registration Statement Form S-8, filed August 14, 2002 .
(99.4)	Director Emeritus Plan dated March 20, 2001 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(b)  Reports on Form 8-K

On January 20, 2006 the Company issued a press release announcing earnings for the fourth quarter and year ending December 31, 2005.

On March 15, 2006 the company issued a press release announcing the payment of a five cent dividend to shareholders of record as of March 31, 2006. The payment date for the dividend was April 28, 2006.

On April 13, 2006 the Company issued a press release announcing earnings for the first quarter of 2006.

On April 14, 2006 the Company issued a press release announcing the acceptance of Community Valley Bancorp toThe Nasdaq Capital Markets.

On June 27, 2006 the Company issued a press release announcing the payment of a six cent dividend to shareholders of record as of June 30, 2006. The payment date for the dividend was July 28, 2006.

On July 14, 2006 the Company issued a press release announcing second quarter 2006 earnings.

On September 15, 2005 the Company issued a press release announcing the payment of a seven cent dividend to shareholders of record as of September 29, 2005. The payment date for the dividend was October 27, 2006.

On October 18, 2006 the Company issued a press release announcing third quarter 2006 earnings.

On December 23, 2005 the Company issued a press release announcing the payment of a eight cent dividend to shareholders of record as of December 29, 2005. The payment date for the dividend was January 26, 2007.

On January 26, 2007 the Company issued a press release announcing earnings for the fourth quarter and year ending December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2007	COMMUNITY VALLEY BANCORP
a California corporation

	By	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By	/s/ John F. Coger
John F. Coger
Executive Vice President Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 9, 2007
M. Robert Ching

/s/ John F. Coger	Executive Vice President, CFO/COO	March 9, 2007
John F. Coger	and Director

/s/Eugene B. Even	Director	March 9, 2007
Eugene B. Even

/s/ John D. Lanam	Director	March 9, 2007
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 9, 2007
Donald W. Leforce

/s/ Charles Mathews	Director	March 9, 2007
Charles Mathews

/s/ Ellis L. Matthews	Director	March 9, 2007
Ellis L. Matthews

/s/ Luther McLaughlin	Director	March 9, 2007
Luther McLaughlin

/s/ Robert L. Morgan	Director	March 9, 2007
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	March 9, 2007
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	March 9, 2007
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	March 9, 2007
Gary B. Strauss	Vice Chairman

/s/ Hubert Townshend	Director	March 9, 2007
Hubert Townshend

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

AND FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Community Valley Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2006. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Perry-Smith LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page A-4, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

/s/ Keith C Robbins
Keith C. Robbins
President, Chief Executive Officer

/s/ John F Coger
John F Coger
Executive Vice President, CFO/COO

March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Community Valley Bancorp

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Community Valley Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Community Valley Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Community Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community Valley Bancorp

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Community Valley Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Community Valley Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of Community Valley Bancorp’s internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California

March 9, 2007

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$20,558,000	$18,988,000
Federal funds sold	42,070,000	29,015,000

Total cash and cash equivalents	62,628,000	48,003,000

Interest-bearing deposits in banks	2,278,000	6,636,000
Loans held for sale, at lower of cost or market	790,000	2,197,000
Investment securities (Note 2):
Available-for-sale, at fair value	3,350,000	4,344,000
Held-to-maturity, at cost	1,777,000	2,332,000
Loans, less allowance for loan losses of $5,274,000 in 2006 and $4,716,000 in 2005 (Notes 3, 10 and 14)	442,251,000	401,221,000
Premises and equipment, net (Note 5)	15,359,000	11,221,000
Bank owned life insurance (Note 15)	9,798,000	8,447,000
Accrued interest receivable and other assets (Notes 4 and 13)	11,806,000	10,376,000

Total assets	$550,037,000	$494,777,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$76,988,000	$83,336,000
Interest bearing (Note 6)	407,868,000	350,682,000

Total deposits	484,856,000	434,018,000

Notes Payable (Notes 8 and 15)	1,217,000	1,782,000
Junior subordinated debentures (Note 9)	8,248,000	8,248,000
Accrued interest payable and other liabilities (Note 15)	9,989,000	9,174,000

Total liabilities	504,310,000	453,222,000

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Common stock - no par value; authorized – 20,000,000 shares, outstanding – 7,394,664 shares in 2006 and 7,408,047 shares in 2005	9,727,000	9,051,000
Unallocated ESOP shares (155,258 shares in 2006 and 185,051 shares in 2005, at cost) (Note 15)	(1,514,000)	(1,391,000)
Retained earnings	37,505,000	33,908,000
Accumulated other comprehensive income (loss), net of taxes (Note 2)	9,000	(13,000)

Total shareholders’ equity	45,727,000	41,555,000

Total liabilities and shareholders’ equity	$550,037,000	$494,777,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest income:
Interest and fees on loans	$39,544,000	$30,946,000	$24,043,000
Interest on Federal funds sold	846,000	943,000	488,000
Interest on deposits in banks	178,000	239,000	244,000
Interest on investment securities:
Taxable	181,000	199,000	151,000
Exempt from Federal income taxes	65,000	111,000	54,000

Total interest income	40,814,000	32,438,000	24,980,000

Interest expense:
Interest expense on deposits (Note 6)	8,708,000	4,668,000	3,585,000
Interest expense on junior subordinated debentures (Note 9)	733,000	592,000	438,000
Interest expense on notes payable (Notes 8 and 15)	91,000	71,000	33,000

Total interest expense	9,532,000	5,331,000	4,056,000

Net interest income before provision for loan losses	31,282,000	27,107,000	20,924,000

Provision for loan losses (Note 3)	638,000	724,000	734,000

Net interest income after provision for loan losses	30,644,000	26,383,000	20,190,000

Non-interest income:
Service charges and fees	2,686,000	2,351,000	2,086,000
Gain on sale of loans	1,578,000	1,806,000	1,637,000
Loan servicing income	457,000	481,000	571,000
Other (Note 12)	2,048,000	2,073,000	1,724,000

Total non-interest income	6,769,000	6,711,000	6,018,000

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 15)	15,425,000	12,270,000	9,980,000
Occupancy and equipment (Notes 5 and10)	3,480,000	2,969,000	2,525,000
Other (Note 12)	6,255,000	5,686,000	4,290,000

Total non-interest expenses	25,160,000	20,925,000	16,795,000

Income before provision for income taxes	12,253,000	12,169,000	9,413,000

Provision for income taxes (Note 13)	5,102,000	4,971,000	3,803,000

Net income	$7,151,000	$7,198,000	$5,610,000

Basic earnings per share (Note 11)	$.98	$1.00	$.79

Diluted earnings per share (Note 11)	$.93	$.95	$.74

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

					Accumulated
					Other
			Unallocated		Comprehensive	Total	Total
	Common Stock		ESOP	Retained	Income	Shareholders’	Comprehensive
	Shares		Shares	Earnings	Net of Taxes	Equity	Income

Balance, January 1, 2004	7,243,648	$7,272,000	$(1,070,000)	$23,745,000	$2,000	$29,949,000
Comprehensive income:
Net income				5,610,000		5,610,000	$5,610,000
Other comprehensive loss:
Net change in unrealized gains on available-for-sale investment securities					9,000	9,000	9,000
Total comprehensive income							$5,619,000

Exercise of stock options and related tax benefit (Note 11)	68,404	532,000				532,000
Amortization of stock compensation - ESOP shares (Note 15)		104,000	76,000			180,000
Shares acquired or redeemed by ESOP (Note 15)			(150,000)			(150,000)
Cash dividends - $0.15 per share				(1,091,000)		(1,091,000)
Cash in lieu of fractional shares in four-for-three stock split (Note 11)		(6,000)				(6,000)
Repurchase and retirement of common stock	(38,470)	(40,000)		(462,000)		(502,000)

Balance, December 31, 2004	7,273,582	7,862,000	(1,144,000)	27,802,000	11,000	34,531,000

Comprehensive income:
Net income				7,198,000		7,198,000	$7,198,000
Other comprehensive loss:
Net change in unrealized gains on available-for-sale investment securities					(24,000)	(24,000)	(24,000)

Total comprehensive income							$7,174,000

Exercise of stock options and related tax benefit (Note 11)	134,465	1,039,000				1,039,000
Amortization of stock compensation - ESOP shares (Note 15)		150,000	101,000			251,000
Shares acquired or redeemed by ESOP (Note 15)			(348,000)			(348,000)
Cash dividends - $0.16 per share				(1,092,000)		(1,092,000)

Balance, December 31, 2005	7,408,047	9,051,000	(1,391,000)	33,908,000	(13,000)	41,555,000

Comprehensive income:
Net income				7,151,000		7,151,000	$7,151,000
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					22,000	22,000	22,000

Total comprehensive income							$7,173,000

Exercise of stock options and related tax benefit (Note 11)	130,567	1,000,000				1,000,000
Amortization of stock compensation - ESOP shares (Note 15)		378,000	231,000			609,000
Shares acquired or redeemed by ESOP (Note 15)			(354,000)			(354,000)
Stock-based compensation expense		175,000				175,000
Cash dividends - $.26 per share				(1,933,000)		(1,933,000)
Repurchase and retirement of common stock	(143,950)	(877,000)		(1,621,000)		(2,498,000)

Balance, December 31, 2006	7,394,664	9,727,000	(1,514,000)	37,505,000	9,000	45,727,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,151,000	$7,198,000	$5,610,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	638,000	724,000	734,000
(Increase) decrease in loan origination fees, net	(307,000)	86,000	(11,000)
Depreciation, amortization and accretion, net	1,671,000	1,556,000	1,350,000
Increase in cash surrender value of bank owned life insurance, net	(331,000)	(294,000)	(284,000)
Non-cash compensation cost associated with the ESOP	609,000	251,000	180,000
Stock based compensation	175,000
Excess tax benefit from exercise of stock-based compensation awards	(489,000)
Gain on disposition of equipment		(31,000)
Decrease (increase) in loans held for sale	1,407,000	(707,000)	789,000
Decrease in accrued interest receivable and other assets	94,000	871,000	1,218,000
Increase in accrued interest payable and other liabilities	519,000	1,767,000	1,876,000
Provision for deferred income taxes	(1,050,000)	(1,331,000)	(64,000)

Net cash provided by operating activities	10,087,000	10,090,000	11,398,000

Cash flows from investing activities:
Purchases of held-to-maturity investment securities		(1,234,000)	(1,013,000)
Purchases of available-for-sale investment securities		(2,008,000)	(4,145,000)
Proceeds from matured or called available-for-sale investment securities	1,000,000	2,027,000	300,000
Proceeds from matured or called held-to- maturity investment securities	246,000	1,119,000	1,870,000
Proceeds from principal repayments of available-for-sale investment securities	31,000
Proceeds from principal repayments of held-to-maturity investment securities	300,000	358,000	332,000
Net increase (decrease) in interest-bearing deposits in banks	4,358,000	2,079,000	(790,000)
Net increase in loans	(41,361,000)	(62,477,000)	(69,722,000)
Premiums paid for life insurance policies	(1,020,000)	(1,450,000)	(122,000)
Purchases of premises and equipment	(5,820,000)	(3,802,000)	(1,786,000)
Proceeds from sale of equipment	20,000	65,000
Net cash used in investing activities	(42,246,000)	(65,323,000)	(75,076,000)
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$2,597,000	$17,561,000	$37,110,000
Net increase in time deposits	48,241,000	17,398,000	19,438,000
(Repayment) proceeds from note payable	(800,000)	800,000
Proceeds from ESOP note payable	354,000	348,000	879,000
Repayments of ESOP note payable	(119,000)	(199,000)	(878,000)
Purchase of unallocated ESOP shares	(354,000)	(348,000)	(150,000)
Proceeds from exercise of stock options, including tax benefit	1,000,000	527,000	284,000
Cash paid for fractional shares			(6,000)
Payment of cash dividends	(1,637,000)	(1,069,000)	(1,089,000)
Repurchase of common stock	(2,498,000)		(502,000)

Net cash provided by financing activities	46,784,000	35,018,000	55,086,000

Increase (decrease) in cash and cash equivalents	14,625,000	(20,215,000)	(8,592,000)

Cash and cash equivalents at beginning of year	48,003,000	68,218,000	76,810,000

Cash and cash equivalents at end of year	$62,628,000	$48,003,000	$68,218,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$9,147,000	$5,158,000	$4,084,000
Income taxes	$6,064,000	$5,780,000	$2,830,000

Non-cash investing activities:
Net change in unrealized gains on available-for-sale investment securities	$22,000	$(24,000)	$9,000

Non-cash financing activities:
Release of unallocated ESOP shares	$231,000	$101,000	$76,000
Accrual of cash dividend declared	$592,000	$296,000	$273,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

In May 2002, Community Valley Bancorp (“Community Valley”) was incorporated as a bank holding company for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization. In 2004, Community Valley changed its status to a Financial Holding Company for the purpose of establishing BCB Insurance Agency LLC (“BCBIA”). The new corporate structure gives Community Valley, the Bank and BCBIA greater flexibility in terms of operation, expansion and diversification.

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

On December 1, 2004, Community Valley formed a wholly-owned subsidiary, BCB Insurance Agency LLC for the purpose of providing insurance related services.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Valley and its wholly-owned subsidiaries, Butte Community Bank and BCB Insurance Agency LLC. Significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2006.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2006 and 2005 the Company did not have any investment securities classified as trading and there were no transfers of securities between categories.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2006 and 2005, there were no such loans being accounted for under this policy.

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

Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (IO) strip receivable and treated like an available-for-sale security. The servicing asset, net of any required valuation allowance, and IO strip receivable are included in accrued interest and other assets. At December 31, 2006 and 2005, IO strips were not significant.

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

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $79,675,000 and $70,894,000 as of December 31, 2006 and 2005, respectively.

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

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $152,618,000 and $157,210,000 as of December 31, 2006 and 2005, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $10,118,000 and $1,540,000 as of December 31, 2006 and 2005, respectively.

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

The allowance for loan losses is established through a provision for loan losses which is charged to expense. Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth. The allowance for loan losses at December 31, 2006 and 2005 reflects management’s estimate of possible losses in the portfolio.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected usage and applies the factor to the unused portion of undisbursed lines of credit. The allowance totaled $619,000 and $481,000 at December 31, 2006 and 2005, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

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

Stock-Based Compensation

The Company issues stock options under two shareholder approved stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans.  The Plans do not provided for the settlement of awards in cash and new shares are issued upon exercise of the options.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 210,516 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 508,767 shares of common stock remain reserved for issuance to employees and directors, of which 66,877 shares are available for future grants.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employees services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The Company elected to use the modified prospective transition method of adoption such that SFAS No. 123R applies to the unvested portion of previously issued awards, new awards and to awards modified, repurchased or canceled after the adoption date.  Accordingly, commencing January 1, 2006, the Company recognized stock-based compensation for all current award grants and for the unvested portion of previous award grants that are expected to vest based on the grant date fair value.  The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of share-Based Payment Awards.  Prior to 2006, the Company accounted for stock-based compensation awards under Accounting Principles Board Opinion No. 25 intrinsic value method, under which no compensation expense was recognized because all historical options granted were at an exercise price equal to the market value of the Company’s stock on the grant date.  Prior period financial statements have not been adjusted to reflect fair value stock-based compensation expense under SFAS No. 123R.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are $175,000 and $163,000, respectively, lower than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $.02 higher without the adoption of SFAS 123(R).

Management estimates the fair value of each option award as of the date of the grant using a Black-Sholes-Merton option pricing model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Company’s options for 2006 and 2005.  The risk free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.  The expected dividends yield was determined based on the budgeted cash dividends of the Company at the time of the grant.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan:

The fair value of each option is estimated on the date of grant using the following assumptions:

	2006	2005	2004

Expected volatility	11.54%	12.38%	15.21%
Risk-free interest rate	4.6%	4.0%	4.02%
Expected option life	7.5 years	7.5 years	10 years
Expected dividend yield	1.47%	1.11%	1.36%
Weighted average fair value of options granted during the year	$3.75	$3.25	$3.35

	2005	2004

Net income, as reported	$7,198,000	$5,610,000
Deduct: Total stock-based compensationexpense determined under the fair value based method for all awards, net of related tax effects	353,000	311,000

Pro forma net income	$6,845,000	$5,299,000

Basic earnings per share -as reported	$1.00	$0.79
Basic earnings per share - pro forma	$0.95	$0.74

Diluted earnings per share - as reported	$0.95	$0.74
Diluted earnings per share - pro forma	$0.90	$0.70

Impact of New Financial Accounting Standards

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class.  An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value.  The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006 and the Bank adopted these provisions on January 1, 2007.  Management does not expect the adoption of SFAS 156 to have a material impact on the Bank’s financial position or results of operations

Accounting for Uncertainty in Income Taxes

In July 2006,, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for he fiscal year of adoption.  Management does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company.  The adoption of SAB 108 did not  have a material impact on the Company’s  financial position, results of operations or cash flows and no cumulative adjustment was required..

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  Management does not expect the adoption of SFAS 157 to have a material impact to the Bank’s financial position or result of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4).  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.”  Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time.  EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.”  An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006.  Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

2.             INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2006 and 2005 consisted of the following:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$1,977,000		$(16,000)	$1,961,000
Obligations of states and political subdivisions	1,357,000	$32,000		1,389,000
	$3,334,000	$32,000	$(16,000)	$3,350,000

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$3,009,000		$(45,000)	$2,964,000
Obligations of states and political subdivisions	1,356,000	$24,000		1,380,000

	$4,365,000	$24,000	$(45,000)	$4,344,000

Net unrealized gains and (losses)on available-for-sale investment securities totaling $16,000 and  $(21,000) were recorded, net of $(7,000) and $8,000 in tax (expenses)benefits, respectively, as accumulated other comprehensive  income (loss)within shareholders’ equity at December 31, 2006 and 2005, respectively. There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2006, 2005 and 2004.

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$1,777,000	$3,000	$(21,000)	1,759,000

	$1,777,000	$3,000	$(21,000)	$1,759,000

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$2,090,000	$6,000	$(40,000)	$2,056,000
U.S. Treasuries	242,000		(2,000)	240,000

	$2,332,000	$6,000	$(42,000)	$2,296,000

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2006, 2005 and 2004.

Investment securities with unrealized losses at December 31, 2006 and 2005 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$1,981,000	$(19,000)	$1,484,000	$(18,000)	$3,465,000	$(37,000)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$987,000	$(22,000)	$2,953,000	$(47,000)	$3,940,000	$(69,000)
Obligations of states and political subdivisions			736,000	(16,000)	736,000	(16,000)
U.S. Treasuries	240,000	(2,000)			240,000	(2,000)
	$1,277,000	$(24,000)	$3,689,000	$(63,000)	$4,916,000	$(87,000)

U.S. Government Agencies

At December 31, 2006, the Company held 9 U.S. Government agency securities of which 2 were in a loss position for less than twelve months and 2 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$1,000,000	$998,000
After one year through five years			$1,000,000	$982,000
After five years through ten years
After ten years	1,357,000	1,389,000

	2,357,000	2,387,000	1,000,000	982,000

Investment securities not due at a single maturity date:
SBA pools	977,000	963,000	777,000	777,000

	$3,334,000	$3,350,000	$1,777,000	$1,759,000

Investment securities with amortized costs totaling $3,357,000 and $3,357,000 and fair values totaling $3,370,000 and $3,349,000 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2006 and 2005, respectively.

3.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2006	2005

Real estate - mortgage	$208,102,000	$173,450,000
Real estate - construction	105,449,000	111,130,000
Commercial	65,241,000	61,162,000
Agricultural	25,745,000	24,803,000
Installment	43,789,000	36,500,000

	448,326,000	407,045,000

Deferred loan origination fees, net	(801,000)	(1,108,000)
Allowance for loan losses	(5,274,000)	(4,716,000)

	$442,251,000	$401,221,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$4,716,000	$4,000,000	$3,262,000
Provision charged to operations	638,000	724,000	734,000
Losses charged to allowance	(82,000)	(9,000)	(24,000)
Recoveries	2,000	1,000	28,000

Balance, end of year	$5,274,000	$4,716,000	$4,000,000

At December 31, 2006 and 2005, nonaccrual loans totaled $2,282,000 and $9,000, which were considered impaired loans. A valuation allowance of $12,000 was allocated to these loans in 2006 and no allowance was allocated in 2005. The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $1,616,000 and $ 31,000, respectively. Interest foregone on nonaccrual loans totaled $106,000 for the year ended December 31, 2006, and $1,000 for each of the years ended 2005 and 2004. Interest recognized for cash payment received on nonaccrual loans was not significant for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company did not hold any real estate acquired by foreclosure at December 31, 2006 or 2005.

Salaries and employee benefits totaling $1,246,000, $1,766,000 and $1,190,000 have been deferred as loan origination costs for the years ended December 31, 2006, 2005 and 2004, respectively.

4.                                      ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2006	2005

Accrued interest receivable	$4,197,000	$3,424,000
Deferred tax assets, net (Note 13)	5,225,000	4,190,000
Mortgage servicing assets	872,000	1,073,000
Prepaid expenses	1,270,000	1,008,000
Other	242,000	681,000

	$11,806,000	$10,376,000

Originated mortgage servicing assets totaling $208,000, $142,000 and $515,000 were recognized during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of mortgage servicing assets totaled $409,000, $417,000 and $381,000 for the years ended December 31, 2006, 2005and 2004, respectively.

5.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2006	2005

Land	$2,176,000	$2,176,000
Buildings and improvements	8,713,000	6,908,000
Furniture, fixtures and equipment	8,282,000	7,384,000
Leasehold improvements	2,258,000	994,000
Construction in progress	2,368,000	622,000

	23,797,000	18,084,000
Less accumulated depreciation and amortization	8,438,000	6,863,000

	$15,359,000	$11,221,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,662,000, $1,574,000 and $1,313,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

6.                                      INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2006	2005

Savings	$73,913,000	$36,061,000
Money market	37,783,000	42,029,000
NOW accounts	125,912,000	151,930,000
Individual retirement accounts	7,387,000	6,030,000
Time, $100,000 or more	76,577,000	58,573,000
Other time	86,296,000	56,059,000

	$407,868,000	$350,682,000

Aggregate annual maturities of time deposits at December 31, 2006 are as follows:

Year Ending
December 31,

2007	$142,501,000
2008	19,161,000
2009	646,000
2010	417,000
2011	148,000

$162,873,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Savings	$337,000	$181,000	$145,000
Money market	616,000	368,000	285,000
NOW accounts	1,210,000	934,000	811,000
Individual retirement accounts	242,000	183,000	161,000
Time, $100,000 or more	3,061,000	1,492,000	1,136,000
Other time	3,242,000	1,510,000	1,047,000

	$8,708,000	$4,668,000	$3,585,000

7.                                      SHORT-TERM BORROWING ARRANGEMENTS

The Company has $15,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2006 and 2005.

8.                                      NOTES PAYABLE

Employee Stock Ownership Plan (ESOP) Note

The ESOP obtained financing through a $1,300,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15). The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. At December 31, 2006, the interest rate was 8.25%. Advances on the line of credit totaled $1,217,000 and $982,000 at December 31, 2006 and 2005, respectively.

Note Payable

On June 1, 2005, Community Valley Bancorp entered into a short term, unsecured note payable in a principal amount of $800,000 in conjunction with the purchase of real property. The interest rate on the note at December 31, 2005 was 4.5%. The note was paid in full on January 4, 2006.

9.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I (CVB Trust I) is a Delaware statutory business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2006, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis. The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.30% (8.66% at December 31, 2006) with a maximum rate of 12.5% annually, adjustable quarterly.

Interest expense recognized by the Company for the years ended December 31, 2006, 2005 and 2004 related to the subordinated debentures was $733,000, $592,000 and $438,000 respectively. The amount of deferred costs at December 31, 2006 and 2005 was $48,000 and $96,000, respectively. The amortization of the deferred costs was $48,000 for each of the years ended December 31, 2006, 2005 and 2004.

10.                               COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices and certain equipment under noncancellable operating leases. These leases expire on various dates through 2014 and have various renewal options ranging from five to fifteen years. Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments and sublease rental income are as follows:

		Minimum
	Minimum	Sublease
Year Ending	Lease	Rental
December 31,	Payments	Income

2007	$918,000	$274,000
2008	857,000	272,000
2009	863,000	275,000
2010	866,000	281,000
2011	798,000	203,000
Thereafter	6,532,000	257,000

	$10,834,000	$1,562,000

Rental expense included in occupancy and equipment expense totaled $753,000, $524,000 and $458,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income included in occupancy expense totaled $144,000, $134,000 and $132,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2006	2005

Commitments to extend credit	$186,299,000	$200,693,000
Standby letters of credit	$5,139,000	$4,895,000

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2006 and 2005. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commercial loan commitments and standby letters of credit represent approximately 15% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. Agricultural loan commitments represent approximately 6% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates. Real estate loan commitments represent approximately 64% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. The majority of real estate commitments also have variable interest rates. Personal lines of credit and home equity lines of credit represent the remaining 15% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Butte, Sutter, Yuba, Tehama, Shasta, Colusa and Placer Counties.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represents the primary source of repayment for a majority of these loans.

In addition, the Company’s real estate and construction loans represent approximately 70% of outstanding loans at both December 31, 2006, and 2005. Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions. In management’s opinion, although this concentration has no more than the normal risk of collection, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $1,345,000 at December 31, 2006.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2006.

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

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2006, retained earnings of $15,642,000 were free of such restrictions. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to Trust Preferred Securities issued by the business trust (see Note 9).

Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2006, 143,950 shares were repurchased for $2,498,000 at an average price of $17.35 per share. During 2005, no shares of the Company’s common stock were repurchased. During 2004, 38,470 shares of the Company’s common stock were repurchased for $502,000 at an average price of $13.05 per share.

Stock-Based Compensation

Stock option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Incentive Options

Options outstanding, beginning of year	487,962	$6.76	551,348	$6.28	481,070	$4.71

Options granted	23,000	$17.17	30,000	$14.48	107,618	$12.99
Options exercised	(57,572)	$4.90	(69,765)	$5.28	(37,340)	$5.31
Options cancelled	(15,194)	$12.49	(23,621)	$9.79

Options outstanding, end of year	438,196	$7.35	487,962	$6.76	551,348	$6.28

Options exercisable, end of year	336,818	$5.65	352,016	$4.94	326,954	$5.15

Non-Qualified Options

Options outstanding, beginning of year	353,982	$4.17	414,682	$3.82	445,746	$3.75

Options granted				4,000	$13.25
Options exercised	(72,995)	$3.13	(64,700)	$2.45	(31,064)	$2.79

Options outstanding, end of year	280,987	$4.44	353,982	$4.17	414,682	$3.81

Options exercisable, end of year	277,021	$4.34	347,892	$4.04	361,554	$3.82

A summary of options outstanding at December 31, 2006 follows:

			Number of	Weighted	Number of	Number of
			Options	Average	Options	Options
			Outstanding	Remaining	Exercisable	Expected to vest
			December 31,	Contractual	December 31,	December 31,
Range of Exercise Prices			2006	Life	2006	2006

Incentive Options

$2.29	-	$3.80	146,738	.5 years	146,738	n/a
$4.54	-	$5.27	61,650	3.1 years	61,650	n/a
$7.13	-	$9.65	95,143	6.0 years	75,554	93,094
$12.37	-	$13.99	87,665	7.6 years	42,573	83,022
$14.00	-	$17.80	47,000	8.9 years	10,303	43,265

			438,196		336,818	219,381

Non-qualified Options

$2.29			54,123	.3 years	54,123	n/a
$4.71			218,328	3.3 years	218,328	n/a
$9.65			5,332	6.8 years	3,410	5,121
$13.25			3,204	8.2 years	1,160	3,016

			280,987		277,021	8,137

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.75, $3.25 and $3.35.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2006. The aggregate intrinsic value of options outstanding for the year ended December 31, 2006 was $6,438,000. The intrinsic value of options vested for the year ended December 31, 2006 was $6,167,000 and for options vested or expected to vest was $7,820,000. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 totaled $1,560,000, $1,383,000 and $618,000, respectively. The total fair value of the shares that vested during the years ended December 31, 2006, 2005 and 2004 totaled $175,000, $390,000 and $347,000, respectively.

The compensation cost charged against income for stock options was $175,000 for the year ended December 31, 2006. Income tax benefits recognized for the year ended December 31, 2006 totaled $489,000. Management’s estimate of expected forfeitures for the remaining non-vested options is approximately 2% and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2006, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $391,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.33 years and will be adjusted for subsequent changes in estimated forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits for the year ending December 31, 2006 totaled $489,000 for the Company.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2006

Basic earnings per share	$7,151,000	7,279,969	$.98

Effect of dilutive stock options		381,076

Diluted earnings per share	$7,151,000	7,661,045	$.93

December 31, 2005

Basic earnings per share	$7,198,000	7,166,258	$1.00

Effect of dilutive stock options		445,446

Diluted earnings per share	$7,198,000	7,611,704	$.95

December 31, 2004

Basic earnings per share	$5,610,000	7,112,386	$.79

Effect of dilutive stock options		488,706

Diluted earnings per share	$5,610,000	7,601,092	$.74

All stock options outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 as none of those stock options were considered anti-dilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth in the following table. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2006 and 2005.

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

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006

Company:
Total capital (to risk-weighted assets)	$58,991,000	11.9%	$39,549,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$53,717,000	10.9%	$19,775,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$53,717,000	10.1%	$21,972,000	4.0%	n/a	n/a

Bank:
Total capital (to risk-weighted assets)	$54,792,000	11.1%	$39,511,000	8.0%	$49,387,000	10.0%
Tier 1 capital (to risk-weighted assets)	$49,518,000	10.0%	$19,756,000	4.0%	$29,633,000	6.0%
Tier 1 capital (to average assets)	$49,518,000	9.0%	$20,473,000	4.0%	$25,591,000	5.0%

December 31, 2005

Company:
Total capital (to risk-weighted assets)	$55,014,000	12.5%	$34,916,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$49,568,000	11.4%	$17,458,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$49,568,000	9.8%	$20,216,000	4.0%	n/a	n/a

Bank:
Total capital (to risk-weighted assets)	$49,142,000	11.3%	$34,878,000	8.0%	$43,597,000	10.0%
Tier 1 capital (to risk-weighted assets)	$43,944,000	10.1%	$17,439,000	4.0%	$26,158,000	6.0%
Tier 1 capital (to average assets)	$43,944,000	8.8%	$20,000,000	4.0%	$25,000,000	5.0%

12.                               OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Alternative investment fees	$350,000	$520,000	$428,000
Merchant card processing fees	381,000	390,000	337,000
Earnings from cash surrender value of bank owned life insurance	331,000	294,000	284,000
Other	986,000	869,000	675,000

	$2,048,000	$2,073,000	$1,724,000

Other expenses consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Professional fees	$1,269,000	$1,035,000	$633,000
Telephone and postage	630,000	580,000	511,000
Stationery and supplies	710,000	545,000	521,000
Advertising and promotion	660,000	412,000	302,000
Director fees and retirement accrual	450,000	469,000	408,000
Other	2,536,000	2,645,000	1,915,000

	$6,255,000	$5,686,000	$4,290,000

13.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Federal	State	Total
2006

Current	$4,572,000	$1,580,000	$6,152,000
Deferred	(820,000)	(230,000)	(1,050,000)

Provision for income taxes	$3,752,000	$1,350,000	$5,102,000
2005

Current	$4,643,000	$1,659,000	$6,302,000
Deferred	(992,000)	(339,000)	(1,331,000)

Provision for income taxes	$3,651,000	$1,320,000	$4,971,000

2004

Current	$2,837,000	$1,030,000	$3,867,000
Deferred	(21,000)	(43,000)	(64,000)

Provision for income taxes	$2,816,000	$987,000	$3,803,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$2,585,000	$2,267,000
Deferred compensation	2,714,000	2,157,000
Future benefit of state tax deduction	507,000	487,000
Premises and equipment	336,000	60,000
Unrealized losses on available-for-sale investment securities		8,000
Other	27,000	9,000

Total deferred tax assets	6,169,000	4,988,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(436,000)	(354,000)
Accrual to cash - deferred loan costs	(225,000)	(225,000)
Prepaid expenses	(276,000)	(219,000)
Unrealized gains on available-for-sale investment securities	(7,000)

Total deferred tax liabilities	(944,000)	(798,000)

Net deferred tax assets	$5,225,000	$4,190,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences are as follows:

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$4,289,000	35.0	$4,261,000	35.0	$3,200,000	34.0
State franchise tax, net of Federal tax effect	877,000	7.2	871,000	7.2	673,000	7.1
Tax-exempt income from life insurance policies	(116,000)	(1.0)	(99,000)	(.8)	(117,000)	(1.2)
Other	52,000.4		(62,000)	(.6)	47,000.5

	$5,102,000	41.6	$4,971,000	40.8	$3,803,000	40.4

14.          RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2006:

Balance, January 1, 2006	$6,349,000

Disbursements	7,376,000
Amounts repaid	(11,798,000)

Balance, December 31, 2006	$1,927,000

Undisbursed commitments to related parties, December 31, 2006	$2,478,000

The Company engages a related party for certain construction projects related to the Company’s buildings. Total fees paid to this related party for construction activities for the year ended December 31, 2006 and 2005 were $1,488,000 and $395,000.

15.          EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for twelve key executives. In addition, a retirement plan is in place for members of the Board of Directors. Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to twenty years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates. The expense recognized under these plans for the years ended December 31, 2006, 2005 and 2004 totaled $1,111,000, $741,000 and $715,000, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $9,798,000 and $8,447,000 at December 31, 2006 and 2005, respectively. Income earned on these policies, net of expenses, totaled $331,000, $294,000 and $284,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

There were no employer contributions for the years ended December 31, 2006, 2005 or 2004.

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

As a leveraged ESOP, interest expense is recognized on the line of credit in the Company’s consolidated financial statements. Shares are allocated on the basis of eligible compensation, as defined in the ESOP plan document, in the year of allocation. Benefits generally become 100% vested after seven years of credited service. Employees with at least three, but fewer than seven, years of credited service receive a partial vesting according to a sliding schedule. However, in the event of normal retirement, disability, or death, any unvested portion of benefits vests immediately.

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

During 2006 and 2005, the ESOP purchased 20,750 and 23,637 shares of the Company’s common stock at a cost of $354,000 and $348,000, respectively, using the proceeds from the line of credit to the ESOP. Interest expense of $88,000, $50,000 and $33,000 was recognized in connection with the line of credit during the years ended December 31, 2006, 2005 and 2004, respectively.

Compensation expense of $609,000, $251,000 and $180,000 was recognized for the years ended December 31, 2006, 2005 and 2004.

Allocated and unallocated ESOP shares at December 31, 2006, 2005 and 2004, adjusted for stock splits, were as follows:

	2006	2005	2004

Allocated shares	289,355	238,812	223,020
Unallocated shares	155,258	185,051	179,256

Total ESOP shares	444,613	423,863	402,276

Fair value of unallocated shares	$2,344,000	$2,637,000	$2,487,000

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

Cash and cash equivalents: Cash and cash equivalents include cash and due from banks and Federal funds sold and the carrying amount is estimated to be fair value.

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

Bank owned life insurance policies: The fair values of life insurance policies are based on cash surrender values at each reporting date provided by the insurers.

Mortgage servicing assets: The fair value of mortgage servicing assets is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

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

Commitments to extend credit and standby letters of credit: Commitments to extend credit are primarily for variable rate loans and standby letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. The fair value of the commitments at each reporting date was not significant and not included in the accompanying table.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$20,558,000	$20,558,000	$18,988,000	$18,988,000
Federal funds sold	42,070,000	42,070,000	29,015,000	29,015,000
Interest-bearing deposits in banks	2,278,000	2,277,000	6,636,000	6,597,000
Loans held for sale	790,000	800,000	2,197,000	2,212,000
Investment securities	5,127,000	5,109,000	6,676,000	6,640,000
Loans	442,251,000	438,757,000	401,221,000	399,544,000
Other investments	118,000	118,000	118,000	118,000
Accrued interest receivable	4,197,000	4,197,000	3,424,000	3,424,000
Cash surrender value of Bank owned life insurance policies	9,798,000	9,798,000	8,447,000	8,447,000
Mortgage servicing assets	872,000	872,000	1,073,000	1,073,000

Financial liabilities:
Deposits	$484,856,000	$470,917,000	$434,018,000	$433,780,000
Notes payable	1,217,000	1,217,000	1,782,000	1,782,000
Junior subordinated debentures	8,248,000	8,248,000	8,248,000	8,248,000
Accrued interest payable	1,037,000	1,037,000	652,000	652,000

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2006 and 2005

	2006	2005

ASSETS

Cash and cash equivalents	$2,985,000	$4,358,000
Investment in bank subsidiary	49,518,000	43,931,000
Investment in non-bank subsidiary	716,000	865,000
Other assets	2,747,000	2,084,000

Total assets	$55,966,000	$51,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
ESOP note payable	$1,217,000	$982,000
Junior subordinated debentures	8,248,000	8,248,000
Other liabilities	774,000	453,000

Total liabilities	10,239,000	9,683,000

Shareholders’ equity:
Common stock	9,727,000	9,051,000
Unallocated ESOP shares	(1,514,000)	(1,391,000)
Retained earnings	37,505,000	33,908,000
Accumulated other comprehensive income, net of taxes	9,000	(13,000)

Total shareholders’ equity	45,727,000	41,555,000

Total liabilities and shareholders’ equity	$55,966,000	$51,238,000

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Income:
Dividends declared by bank subsidiary	$3,039,000	$2,258,000	$1,857,000

Expenses:
Professional fees	347,000	231,000	180,000
Interest expense	821,000	642,000	439,000
Other expenses	790,000	374,000	142,000

Total expenses	1,958,000	1,247,000	761,000

Income before equity in undistributed income of subsidiaries	1,081,000	1,011,000	1,096,000

Equity in undistributed income of subsidiaries	5,416,000	5,707,000	4,235,000

Income before income tax benefit	6,497,000	6,718,000	5,331,000

Income tax benefit	654,000	480,000	279,000

Net income	$7,151,000	$7,198,000	$5,610,000

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$7,151,000	$7,198,000	$5,610,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(5,416,000)	(5,707,000)	(4,235,000)
Stock-based compensation	175,000
(Increase) decrease in other assets	(54,000)	268,000	(111,000)
Increase in other liabilities	25,000	44,000	67,000

Net cash provided by operating activities	1,881,000	1,803,000	1,331,000

Cash flows from investing activities:

Investment in BCB Insurance Agency LLC			(1,000,000)

Net cash used in investing activities			(1,000,000)

Cash flows from financing activities:
Proceed from ESOP note payable	354,000	348,000	849,000
Repayments of ESOP note payable	(119,000)	(199,000)	(16,000)
Purchase of unallocated ESOP shares	(354,000)	(348,000)	(150,000)
Proceeds from exercise of stock options	1,000,000	527,000	284,000
Cash paid for fractional shares			(6,000)
Payment of cash dividends	(1,637,000)	(1,069,000)	(1,089,000)
Repurchase of common stock	(2,498,000)		(502,000)

Net cash used in financing activities	(3,254,000)	(741,000)	(630,000)

Increase (decrease) in cash and cash equivalents	1,373,000	1,062,000	(299,000)

Cash and cash equivalents at beginning of year	4,358,000	3,296,000	3,595,000

Cash and cash equivalents at end of year	$2,985,000	$4,358,000	$3,296,000