Form 10-Q
period 2007-03-31
COMMUNITY VALLEY BANCORP
filed 2007-05-09
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

No par value Common Stock — 7,567,766 shares outstanding at May 8, 2007.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$17,727	$20,558
Federal funds sold	60,230	42,070
Total cash & cash equivalents	77,957	62,628

Interest-bearing deposits in banks	1,684	2,278
Investment securities (fair value of $5,058 at March 31, 2007 and $5,109 at December 31, 2006)	5,067	5,127
Loans held for sale at lower of cost or market	1,797	790
Loans, less allowance for loan losses of $5,349 at March 31, 2007 and $5,274 at December 31, 2006	446,882	442,251
Premises and equipment, net	17,020	15,359
Accrued interest receivable and other assets	21,958	21,604
Total assets	$572,365	$550,037

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$74,390	$76,988
Interest bearing	431,145	407,868
Total deposits	505,535	484,856

Notes payable	1,185	1,217
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	10,480	9,989

Total liabilities	$525,448	$504,310

Commitment and contingencies

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 7,496,797 shares at March 31, 2007 and 7,394,664 shares at December 31, 2006	10,247	9,727

Unallocated ESOP shares 151,566 shares at March 31, 2007 and 155,258 shares at December 31, 2006, at cost)	(1,499)	(1,514)
Retained Earnings	38,155	37,505
Accumulated other comprehensive income, net	14	9

Total shareholders’ equity	46,917	45,727
Total liabilities and shareholders’ equity	$572,365	$550,037

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Interest and fees on loans	$9,931	$8,941
Interest on federal funds sold	595	205
Interest on deposits in banks	24	56
Interest on investment securities:
Taxable	49	50
Exempt from federal income tax	16	16

Total interest income	10,615	9,268

Interest expense:
Interest expense on deposits	3,173	1,539
Interest expense on junior subordinated debentures	185	170
Interest expense on notes payble	23	18
Total interest expense	3,381	1,727

Net Interest Income before Provision for Loan Losses	7,234	7,541

Provision for loan losses	75	225

Net Interest Income after Provision for Loan Losses	7,159	7,316

Non-interest income	1,714	1,483

Non-interest expenses:
Salaries and employee benefits	4,017	3,688
Occupancy	488	317
Furniture and equipment	545	456
Other expense	1,655	1,299
Total non-interest expense	6,705	5,760

Income before provision for income taxes	2,168	3,039

Provision for income taxes	918	1,290

Net income	$1,250	$1,749

Basic earnings per share	$0.17	$0.24
Diluted earnings per share	$0.17	$0.23

Cash dividends per share	$0.08	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated Other	Total
	Common Stock		Unallocated	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	Income	Equity	Income
Balance, January 1, 2006	7,408,047	$9,051	$(1,391)	$33,908	$(13)	$41,555

Comprehensive income
Net income				7,151		7,151	7,151
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					22	22	22
Total comprehensive income							7,173

Exercise of stock options and related tax benefit	130,567	1,000				1,000
Retirement of Common Stock	(143,950)	(876)		(1,621)		(2,497)
Amortization of stock compensation – ESOP shares		377	231			608
Shares acquired or redeemed by ESOP			(354)			(354)
Cash dividends- $.26 per share				(1,933)		(1,933)
Stock based compensation expense		175				175

Balance, December 31, 2006	7,394,664	9,727	(1,514)	37,505	9	45,727

Comprehensive income
Net income				1,250		1,250	1,250
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					5	5	5
Total comprehensive income							1,255

Exercise of stock options and related tax benefit	102,133	439				439
Amortization of stock compensation – ESOP shares		39	15			54
Cash dividends- $.08 per share				(600)		(600)
Stock based compensation expense		42				42

Balance, March 31, 2007	7,496,797	$10,247	$(1,499)	$38,155	$14	$46,917

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS              (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,250	$1,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	225
Increase in deferred loan origination costs	(142)	(62)
Depreciation and amortization, net	486	397
Loss on disposition of Bank premises and equipment	20
Net increase in loans held for sale	(1,008)	(1,350)
Increase in cash surrender value of bank-owned life insurance, net	(94)	(77)
Excess tax benefit from exercise of stock options	(183)	—
Non-cash compensation expense associated with the ESOP	54	46
Share based compensation expense associated with the stock options	42	43
Decrease (increase) in accrued interest receivable and other assets	(78)	507
Increase in accrued interest payable and other liabilities	481	82
Net cash provided by operating activities	903	1,560

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	594	1,288
Proceeds from matured or call available-for-sale investment securities	1,000	—
Proceeds from principal payments on available-for-sale investment sercurities	3	6
Proceeds from principal payments of held-to-maturity investment securities	61	68
Purchase of available-for-sale investment securities	(1,000)	—
Purchases of premises and equipment	(1,483)	(519)
Net increase in loans	(5,245)	(33,835)
Net cash (used in) investing activities	(6,070)	(32,992)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	31,618	(4,624)
Net (decrease) increase in time deposits	(10,939)	15,439
Repayment of ESOP note payable	(31)	(28)
Payment of cash dividends	(591)	(296)
Excess tax benefit from the exercise of stock options
Proceeds from exercise of stock options	439	108
Payment of note payable		(800)
Net cash provided by financing activities	20,496	9,799

Increase (decrease) in cash and cash equivalents	15,329	(21,633)

Cash and cash equivalents at beginning of year	62,628	48,003

Cash and cash equivalents at end of period	$77,957	$26,370

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein, however the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (which consist solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2006 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and Butte Community Insurance Agency, LLC formerly CVB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month period ended March 31, 2007 may not necessarily be indicative of the operating results for the full year 2007.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,288,480 shares for the three month period ended March 31, 2007 and 7,249,509 shares for the three month period ended March 31, 2006). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (279,479 shares for the three-month period ended March 31, 2007 and 398,311 shares for the three-month period ended March 31, 2006). Earnings per share are retroactively adjusted for stock splits and dividends for all periods presented. During the periods covered the Company had no stock options that were considered anti-dilutive.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income or loss. The Company’s only source of comprehensive income or loss, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gain or losses on available-for-sale securities, net of taxes.

4. STOCK –BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 114,503 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 502,546 shares of common stock remain reserved for issuance to employees and directors, of which 66,877 shares are available for future grants.

Stock option activity for the interim 2007 period is summarized as follows:

2007	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	719,183	5.97	5.25 years	7,867

Exercised	102,133	2.50

Granted	0

Cancelled or expired	-1	12.88

Outstanding at March 31	617,049	5.69	4.4 years	4,400

Options vested or expected to vest at March 31, 2007	606,246	6.75	3.5 years	4,200

Exercisable at March 31	523,642	5.69	2.8 years	4,100

5.  COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $135,455,000 and $186,299,000 and stand-by letters of credit of $6,577,000 and $5,139,000 at March 31, 2007 and December 31, 2006, respectively.

Of the loan commitments outstanding at March 31, 2007, $85,867,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2007 and December 31, 2006.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

6.  INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months ended March 31, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.

7.  NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for March 31, 2007 and December 31, 2006 and income and expense accounts for the three month periods ended March 31, 2007 and 2006.

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

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2006 Annual Report to Shareholders on Form 10-K and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s annual consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at March 31, 2007.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”). Under SFAS No.123(R), compensation expense is recognized for options granted prior to the adoption date in an amount equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock Based Compensation  and compensation expense for all share based payments granted after adoption based on the grant date fair values estimated in accordance with SFAS No. 123(R) . The estimates of the grant date fair values are based on an option pricing model that uses assumptions based on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments.  See Note 4 to the Unaudited Condensed Consolidated Financial Statements for additional information related to stock-based compensation.

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

Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Effective January 1, 2007 the Company adopted Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109.   The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.

Overview

The Company recorded net income of $1,250,000 for the quarter ended March 31, 2007, which was a decrease of 39.9% from the $1,749,000 reported for the same period of 2006.  Diluted earnings per share for the First quarter of 2007 were $0.17, compared to the $0.23 recorded in the first quarter of 2006.  The annualized return on average equity (ROAE) and return on average assets (ROA) for the first quarter of 2007 were 11.05% and .90%, respectively, as compared to 17.30% and 1.43%, respectively, for the same period in 2006.  The primary reasons for the decrease in net income for the first three months of 2007 were a compression of the net interest margin of 99 basis points, the slowdown in the real estate construction market and increased expenses associated with the relocation of the branches in Red Bluff, Corning, Marysville and Redding as well as the new Administrative headquarters in Chico.  The new Anderson branch and the second branch in Redding will be opening in July of this year.

Total assets of the Company increased by $22,328,000 or (4.1%) from December 31, 2006 to $572,365,000 at March 31, 2007.  Net loans totaled $448,679,000, up $5,638,000 (1.3%) from the ending balances on December 31, 2006.  Deposit balances at March 31, 2007 totaled $505,535,000, up $20,679,000 (4.3%) from December 31, 2006.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended
	March 31,
(In thousands, except percentages)	2007	2006

Net interest income	$7,234	$7,541
Provision for loan losses	(75)	(225)
Non-interest income	1,714	1,483
Non-interest expense	(6,705)	(5,760)
Provision for income taxes	(918)	(1,290)

Net income	$1,250	$1,749

Average total assets (In millions)	$562.1	$498.2
Net income (annualized) as a percentage of average total assets	0.90%	1.42%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.78% for the three months ended March 31, 2007 which was down from 6.77% for the three month period ending March 31, 2006.  Net interest income decreased $307,000 (4.2%) for the three months ended March 31, 2007 over the same period in 2006.  The primary reason for this decrease was the compression of the net interest margin and slower growth of interest bearing assets as compared to interest bearing liabilities.

The average balances of interest bearing liabilities were $70,839,000 (19.7%) higher in the first quarter of 2007 versus the same quarter in 2006. Rates paid on these liabilities also increased 124 basis points on a quarter over quarter basis.  As a result, of both the increase in rates and the change in mix of interest bearing liabilities, interest expense was $1,654,000 (95.8%) higher in the first quarter of 2007 versus the prior year period.  Management expects to see a leveling off of interest rates for the remainder of this year although no assurances can be given that this will actually happen.

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

Table Two:  Analysis of Net Interest Margin

	2007			2006
Three Months Ended March 31, (In thousands, except percentages)	Avg. Balance	Interest	Avg. Yield (4)	Avg. Balance	Interest	Avg. Yield (4)
Assets:
Earning assets
Loans (1)	$454,342	$9,931	8.86%	$421,695	$8,941	8.60%
Taxable investment securities	3,793	49	5.24%	5,207	50	3.89%
Tax-exempt investment securities (2)	1,389	16	4.67%	1,380	16	4.70%
Federal funds sold	45,807	595	5.27%	17,473	205	4.76%
Interest bearing deposits in banks	2,010	24	4.84%	5,844	56	3.89%
Total earning assets	507,341	$10,615	8.49%	451,599	$9,268	8.32%
Cash & due from banks	17,673			16,037
Other assets	37,127			30,570
Average total assets	$562,141			$498,206

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$153,002	$409	1.08%	$186,297	$425	0.92%
Savings	103,684	847	3.31%	36,770	44	0.49%
Time deposits	163,896	1,917	4.74%	126,280	1,070	3.44%
Other borrowings	9,445	208	8.93%	9,211	188	8.28%
Total interest bearing liabilities	430,027	$3,381	3.19%	359,188	$1,727	1.95%
Demand deposits	76,003			87,958
Other liabilities	9,502			8,354
Total liabilities	515,532			455,500
Shareholders’ equity	46,609			42,706
Average liabilities and equity	$562,141			$498,206

Net interest income & margin (3)	$507,341	$7,234	5.78%	$451,599	$7,541	6.77%

(1)	Loan interest includes loan fees of $492,000 and $617,000 during the three months ended March 31, 2007 and March 31, 2006 respectively.
(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Average yield is calculated based on actual days in quarter (90 for March 31, 2007 and March 31, 2006) and annualized to actual days in year (365 for 2007 and 2006).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending March 31, 2007 net interest income has decreased $307,000 over the same time period in 2006.  Interest income from earning assets has increased by $1,347,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $973,000 while interest income from changes in rates has increased by $374,000.  Interest expense for the first quarter of 2007 was $1,654,000 more than the same period in 2006.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of time deposits, has resulted in a net increase of interest expense of $328,000.  Increases in average rates paid, primarily on a new savings account product, time deposits and junior subordinated debentures have resulted in an interest expense increase of $1,326,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

(In thousands) Three Months Ended March 31, 2007 over 2006

Increase (decrease) due to change in:

	Volume	Rate (3)	Net Change
Interest-earning assets:
Net loans (1)	$692	$298	$990
Taxable investment securities	(14)	13	(1)
Tax exempt investment securities (2)	0	0	0
Federal funds sold	332	58	390
Interest bearing deposits in banks	(37)	5	(32)
Total	973	374	1,347
Interest-bearing liabilities:
NOW & MMDA	(76)	60	(16)
Savings deposits	80	723	803
Time deposits	319	528	847
Other borrowings	5	15	20
Total	328	1,326	1,654
Interest differential	$645	$(952)	$(307)

(1)	The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.
(3)	The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income

		% of Avg.		% of Avg.
Three Months Ended March 31,	2007	Assets	2006	Assets

Service charges on deposit accounts	$725	0.52%	$578	0.47%
Loan servicing fees	104	0.08%	104	0.08%
Fees - alternative investment sales	86	0.06%	69	0.06%
Merchant fee income	93	0.07%	88	0.07%
Gain on the sale of loans	329	0.24%	356	0.29%
Other	377	0.27%	288	0.23%

Total non-interest income	$1,714	1.24%	$1,483	1.20%

Non-interest income increased $231,000 (15.6%) to $1,714,000 for the three months ended March 31, 2007 as compared to $1,483,000 for the three months ended March 31, 2006. Increases in non-interest income were realized in fees from service charges (up 25.4%), fees from alternative investment sales (up 24.6%), merchant fee income (up 5.7%) and other (up 30.9%).  A decrease in non-interest income was realized in the gain on sale of loans (down 8.2%). Loan servicing fees were unchanged from the three months ending March 31, 2006. The increase in service charge income was the result of additional deposit accounts opened during the first quarter of 2007 and fees resulting from our overdraft privilege deposit product.  The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to a higher volume of sales during the first quarter of 2007 as the performance in the equity markets improved.  Increases in the “Other” category were a result of increased fees from ATM transactions, commissions earned on the sales of insurance policies and fees paid for payroll processing through our Business Services Division.  The gain on sale of loans was the only decrease in non-interest income items as the level of real estate loans sold into the secondary market decreased as refinancing and new housing construction activity slowed.

Non-interest Expense

Non-interest expense increased $945,000 (16.4%) to $6,705,000 in the first quarter of 2007 versus $5,760,000 in the first quarter of 2006.    Salary and employee benefits increased $329,000 (8.9%) resulting from normal cost of living raises, commissions paid and staffing additions made during the year as the Company continues to grow. Benefit costs and employer taxes increased commensurate with the salaries.    On a quarter over quarter basis, occupancy expenses were higher by $171,000 (53.9%) which is related to additional building depreciation, utilities, janitorial services and property taxes.   Furniture and equipment expense was $545,000 in the first quarter of 2007 compared to $456,000 in the same period of 2006, representing a 19.5% increase.   This increase relates to the depreciation recorded on the purchase of new technology software and hardware as well as additional furniture and fixtures as the Red Bluff, Corning, Redding and Marysville branches have been relocated to larger facilities. Additional depreciation expense associated with the new Administrative Headquarters will begin in the second quarter as the departments housed in this building become fully operational. Other expenses increased $356,000 (27.4%) in the first quarter of 2007 versus the first quarter of 2006.   This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Provision for Loan Losses

The Company provided $75,000 for loan losses for the first quarter of 2007 which was $150,000 less than the amount in the first quarter of 2006.  There were no loan charge-offs or recoveries for the three months ended March 31, 2007 as compared to $1,000 in net recoveries for the three months ended March 31, 2006.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the first quarter of 2007 was 42.3% consistent with the 42.5% for the same period in 2006.

Balance Sheet Analysis

The Company’s total assets were $572,365,000 at March 31, 2007 as compared to $550,037,000 at December 31, 2006, representing an increase of 4.1%.  The average balance of total assets for the three months ended March 31, 2007 was $562,141,000, which represents an increase of $63,935,000 (12.8%) over the $498,206,000 for the three-month period ended March 31, 2006.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2007, these principal areas accounted for approximately 16%, 47%, 21%, 6% and 10%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2006 was 15%, 46%, 23%, 6% and 10%.    Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial loans ($7,222,000 or 11.1%), commercial real estate ($4,427,000 or 2.1%),  agricultural loans ($509,000 or 2.0%) and consumer ($1,013,000 or 2.3%).  A decrease was noted in real estate construction of ($8,903,000 or 9.2%) due to the housing slow down being experienced in our markets.  Table Five below summarizes the composition of the loan portfolio as of March 31, 2007 and December 31, 2006.

Table Five: Loan Portfolio Composition

(In thousands)	March 31, 2007	December 31, 2006

Commercial	$72,463	$65,241
Real estate:
Commercial	212,529	208,102
Construction	96,842	105,449
Agriculture	26,254	25,745
Consumer	44,802	43,789
Total loans	452,890	448,326

Allowance for loan losses	(5,349)	(5,274)

Deferred loan fees, net	(659)	(801)
Total net loans	$446,882	$442,251

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 68.3% of the Company’s loan portfolio at March 31, 2007, which is a slight decrease from the 69.9% concentration level at December 31, 2006.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2007 and December 31, 2006.  There were no loans past due 90 days or more and still accruing interest at March 31, 2007 or December 31, 2006.

Table Six:  Non-Performing Loans

	March 31,	December 31,
(In thousands)	2007	2006
Nonaccrual:
Commercial		1,502
Real estate	78	780
Consumer and other
Total non-performing loans	$78	$2,282

At March 31, 2007, there was one non-performing loan which was considered to be impaired.  It is a real estate secured $78,000 loan.  The property is in foreclosure and management does not foresee a loss from this loan.  There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2007 or December 31, 2006.  Management is not aware of any potential problem loans, which were accruing and current at March 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of March 31, 2007 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $5,349,000 or 1.19% of total loans at March 31, 2007 and $5,274,000 or 1.18% at December 31, 2006.  The Company has established a separate reserve for unfunded loan commitments of $619,000 as of March 31, 2007 and December 31, 2006. There were no charge-offs or recoveries for the three months ended March 31, 2007.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months
	Ended
	March 31,
(In thousands, except for percentages)	2007	2006

Average loans outstanding	$454,342	$421,695

Allowance for possible loan losses at beginning of period	$5,274	$4,716
Loans charged off:
Commercial	—	—
Real estate	—	—
Consumer	—	-1
Total	—	-1
Recoveries of loans previously charged off:

Commercial	—	—
Real estate	—	—
Consumer	—	1
Total	—	1
Net loan charge offs	—	—
Additions to allowance charged to operating expenses	75	225
Allowance for unfunded loan commitments	0	20
Allowance for loan losses at end of period	$5,349	$4,961

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%
Provision for possible loan losses to average loans outstanding	0.017%	0.053%
Allowance for loan losses to loans net of deferred fees at end of period	1.19%	1.14%

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

Other Real Estate

At March 31, 2007 the Company had two single family residences that are classified as other real estate (“ORE”).  Both of these properties are new homes in Paradise and are being marketed through local realty channels.  At December 31, 2006, the Company did not have any other real estate ORE properties.

Deposits

At March 31, 2007, total deposits were $505,535,000 representing an increase of $20,679,000 (4.3%) over the December 31, 2006 balance of $484,856,000.  A change in the mix of deposits has occurred throughout the first three months of 2007 due to a shift from non-interest and interest bearing demand deposits and certificates of deposit to a new savings product the Company introduced late in the fourth quarter of 2006.  Balances in these accounts increased by $44.4 million with an average weighted yield of 4.01% while balances in interest bearing demand and certificates of deposit accounts decreased by $21.2 million. This product was created as a means of decreasing interest expense by channeling depositors away from certificates of deposit which accounted for nearly all of the deposit growth in 2006 and have an average weighted yield of 4.78% as of March 31, 2007. Non-interest bearing demand deposits have decreased by $2.6 million. Brokered certificates of deposit represent $20 million which is down from $22.5 million at the end of 2006. These funds are being returned as they reach maturity and no additional brokered deposits have been purchased since the fourth quarter of 2006.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.26 per share for 2006 and $0.8 per share for the first quarter of 2007.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At March 31, 2007, shareholders’ equity was $46,917,000, representing an increase of $1,190,000 (2.6%) from $45,727,000 at December 31, 2006.  The increase is primarily the result of the exercise of stock options and net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 11.1% at March 31, 2007 and December 31, 2006.  Tier 1 risk-based capital to risk-adjusted assets was 10.0% at March 31, 2007 and December 31, 2006.

Table Eight below lists the Company and the Bank capital ratios at March 31, 2007 and December 31, 2006, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios

Capital to Risk-Adjusted Assets

	At March 31, 2007	At December 31, 2006	Minimum Regulatory Requirement
Company
Leverage ratio	10.70%	10.10%	4.00%
Tier 1 Risk-Based Capital	11.00%	10.90%	4.00%
Total Risk-Based Capital	12.10%	11.90%	8.00%
Bank
Leverage ratio	9.80%	9.00%	4.00%
Tier 1 Risk-Based Capital	10.00%	10.00%	4.00%
Total Risk-Based Capital	11.10%	11.10%	8.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2007 and December 31, 2006.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2007 and December 31, 2006.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2007 and December 31, 2006

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2007	$ Change in NII from Current 12 Month Horizon December 31, 2006
Variation from a constant rate scenario
+200bp	$3,775	$3,752
- 200bp	$(4,346)	$(4,211)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the three month periods ended March 31, 2007, and 2006.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2007, consolidated liquid assets totaled $80,728 million or 14.1% of total assets compared to $64.3 million or 11.7% of total assets on December 31, 2006.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2007.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Commitments to fund loans and stand-by letters of credit at March 31, 2007 and December 31, 2006 were approximately $142,032,000 and $191,438,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 31.8% and 43.3%, respectively.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

Item 2.  Changes in Securities and Use of Proceeds.

The Board of Directors approved a plan at their March 27, 2007 meeting to repurchase up to $6,000,000 of the outstanding common stock of the Company.  The plan states that stock repurchases may be made from time to time on the open market or through privately negotiated transactions.  The timing of purchases and the exact number of shares to be purchased depends on market conditions.  The share repurchase plan does not include specific price targets or timetables and may be suspended at any time.  No shares were repurchased during the quarter ending March 31, 2007.

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

COMMUNITY VALLEY BANCORP

May 9, 2007	By:	/s/ Keith C. Robbins

Keith C. Robbins
President, Chief Executive Officer

May 9, 2007	By:	/s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer
and Chief Operating Officer