Form 10-K/A
period 2006-12-31
COMMUNITY VALLEY BANCORP
filed 2007-05-17
CIK 1170833

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 6, 2007, are incorporated by reference into Part III of this Report.

Explanatory Notes

Subsequent to the filing of the December 31, 2006 10-K the Company became aware of an inadvertent omission in the certifications of the CEO and CFO in exhibits 31.1 and 31.2. Specifically, the reference to internal control in item 4 and subparagraph 4.(b) were not included in the original filing.

PART IV

Item 15. Exhibits

Exhibit Number

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2007	COMMUNITY VALLEY BANCORP
a California corporation

	By	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By	/s/ John F. Coger
John F. Coger
Executive Vice President Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	May 17, 2007
M. Robert Ching

/s/ John F. Coger	Executive Vice President, CFO/COO	May 17, 2007
John F. Coger	and Director

/s/Eugene B. Even	Director	May 17, 2007
Eugene B. Even

/s/ John D. Lanam	Director	May 17, 2007
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	May 17, 2007
Donald W. Leforce

/s/ Charles Mathews	Director	May 17, 2007
Charles Mathews

/s/ Ellis L. Matthews	Director	May 17, 2007
Ellis L. Matthews

/s/ Luther McLaughlin	Director	May 17, 2007
Luther McLaughlin

/s/ Robert L. Morgan	Director	May 17, 2007
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	May 17, 2007
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	May 17, 2007
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	May 17, 2007
Gary B. Strauss	Vice Chairman

/s/ Hubert Townshend	Director	May 17, 2007
Hubert Townshend