Form 10-Q/A
period 2007-03-31
COMMUNITY VALLEY BANCORP
filed 2007-05-17
CIK 1170833

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

Explanatory Notes

Subsequent to the filing of the March 31, 2007 10-Q the Company became aware of an inadvertent omission in the certifications of the CEO and CFO in exhibits 31.1 and 31.2. Specifically, the reference to internal control in item 4 and subparagraph 4(b) were not included in the original filing.

PART II – OTHER INFORMATION

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

COMMUNITY VALLEY BANCORP

May 17, 2007	By:	/s/ Keith C. Robbins

Keith C. Robbins
President, Chief Executive Officer

May 17, 2007	By:	/s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer
and Chief Operating Officer