Form 10-Q
period 2007-06-30
COMMUNITY VALLEY BANCORP
filed 2007-08-09
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMUNITY VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California	000-51678	68-0479553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation or organization)

1360 E. Lassen Avenue, Chico, California		95973
(Address of principal executive offices)		(Zip code)

(530) 899-2344

(Registrant’s telephone number,

including area code)

2041 Forest Avenue, Chico, California 95928

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

No par value Common Stock — 7,617,066 shares outstanding at July 31, 2007.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$16,175	$20,558
Federal funds sold	56,965	42,070
Total cash & cash equivalents	73,140	62,628

Interest-bearing deposits in banks	6,981	2,278
Investment securities (fair value of $ 4,890 at June 30, 2007 and $ 5,109 at December 31, 2006)	4,902	5,127
Loans held for sale at lower of cost or market	1,115	790
Loans, less allowance for loan losses of $ 5,305 at June 30, 2007 and $ 5,274 at December 31, 2006	453,372	442,251
Premises and equipment, net	17,208	15,359
Accrued interest receivable and other assets	24,051	21,604
Total assets	$580,769	$550,037

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$81,920	$76,988
Interest bearing	429,609	407,868
Total deposits	511,529	484,856

Notes payable	1,159	1,217
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	11,414	9,989
	—
Total liabilities	$532,350	$504,310

Commitment and contingencies

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 7,592,519 shares at June 30, 2007 and 7,394,664 shares at December 31, 2006	10,736	9,727

Unallocated ESOP shares 135,135 shares at June 30, 2007 and 155,258 shares at December 31, 2006 (at cost)	(1,480)	(1,514)
Retained Earnings	39,190	37,505
Accumulated other comprehensive (loss) income, net	(27)	9

Total shareholders’ equity	48,419	45,727
Total liabilities and shareholders’ equity	$580,769	$550,037

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED  STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	For the periods ended June 30th,
	Three Months		Six Months
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$10,157	$9,848	$20,089	$18,789
Interest on federal funds sold	702	150	1,296	355
Interest on deposits in banks	25	51	49	107
Interest on investment securities:
Taxable	45	44	94	94
Exempt from federal income tax	16	16	32	32
Dividends	15	8	15	8
Total interest income	10,960	10,117	21,575	19,385

Interest expense:
Interest expense on deposits	3,248	2,015	6,421	3,554
Interest expense on junior subordinated debentures	187	182	372	352
Interest expense on notes payble	28	19	51	37
Total interest expense	3,463	2,216	6,844	3,943
Net interest income before provision for loan losses	7,497	7,901	14,731	15,442
Provision for loan losses	0	225	75	450
Net interest income after provision for loan losses	7,497	7,676	14,656	14,992

Non-interest income	1,973	1,878	3,687	3,361

Non-interest expenses:
Salaries and employee benefits	3,934	3,800	7,952	7,488
Occupancy	454	322	942	639
Furniture and equipment	534	483	1,079	939
Other expense	1,735	1,430	3,390	2,729
Total non-interest expense	6,657	6,035	13,362	11,795

Income before provision for income taxes	2,813	3,519	4,981	6,558

Provision for income taxes	1,171	1,409	2,089	2,699

Net income	$1,642	$2,110	$2,892	$3,859

Basic earnings per share	$0.22	$0.28	$0.39	$0.53
Diluted earnings per share	$0.22	$0.28	$0.38	$0.50

Cash dividends per share	$0.08	$0.06	$0.16	$0.11

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands except number of shares)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Unallocated ESOP shares	Retained Earnings	Comprehensive Income / (Loss)	Shareholders’ Equity	Comprehensive Income
Balance, January 1, 2006	7,408,047	$9,051	$(1,391)	$33,908	$(13)	$41,555

Comprehensive income
Net income				7,151		7,151	7,151
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					22	22	22
Total comprehensive income							7,173

Exercise of stock options and related tax benefit	130,567	1,000				1,000
Retirement of common stock	(143,950)	(876)		(1,621)		(2,497)
Amortization of stock compensation – ESOP shares		377	231			608
Shares acquired or redeemed by ESOP			(354)			(354)
Cash dividends- $.26 per share				(1,933)		(1,933)
Stock based compensation expense		175				175

Balance, December 31, 2006	7,394,664	9,727	(1,514)	37,505	9	45,727

Comprehensive income
Net income				2,892		2,892	2,892
Other comprehensive income
Net change in unrealized gains/(losses) on available-for-sale investment securities					(36)	(36)	(36)
Total comprehensive income							2,856

Exercise of stock options and related tax benefit	197,855	849				849
Retirement of common stock						—
Amortization of stock compensation – ESOP shares		75	34			109
Shares acquired or redeemed by ESOP						—
Cash dividends- $.16 per share				(1,207)		(1,207)
Stock based compensation expense		85				85

Balance, June 30, 2007	7,592,519	$10,736	$(1,480)	$39,190	$(27)	$48,419

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$2,892	$3,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	450
Increase in deferred loan origination costs	(282)	(99)
Depreciation and amortization, net	978	801
Loss on disposition of Bank premises and equipment	27
Net increase in loans held for sale	(325)	55
Increase in cash surrender value of bank-owned life insurance, net	(191)	(165)
Tax benefit from exercise of stock options	(345)	(313)
Non-cash compensation expense associated with the ESOP	109	247
Share based compensation expense associated with the stock options	85	86
Increase (decrease) in accrued interest receivable and other assets	(854)	139
Increase in accrued interest payable and other liabilities	1,375	(470)
Provision for deferred tax benefit	(1,032)	(7)
Net cash provided by operating activities	2,512	4,590

Cash flows from investing activities:
(Increase) decrease in interest-bearing deposits in banks	(4,703)	2,675
Proceeds from matured or called available-for-sale investment securities	1,000	1,000
Proceeds from principal payments on available-for-sale investment sercurities	45	12
Proceeds from matured or called held-to-maturity investment securities	—	246
Proceeds from principal payments of held-to-maturity investment securities	112	138
Purchase of held-to-maturity investment securities		—
Purchase of available-for-sale investment securities	(1,000)	—
Purchases of premises and equipment	(2,864)	(2,096)
Proceeds from sale of premises and equipment	16	—
Purchase of bank-owned life insurance	—	—
Investment in ATM program
Net increase in loans	(10,878)	(36,606)
Net cash used in investing activities	(18,272)	(34,631)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	38,860	(23,951)
Net increase (decrease) in time deposits	(12,188)	45,585
(Repayment) proceeds from note payable	—	—
Repayment of ESOP note payable	(58)	(60)
Proceeds from ESOP loan	—	151
Purchase of unallocated ESOP shares	—	(151)
Payment of cash dividends	(1,192)	(668)
Tax benefit from the exercise of stock options	345	313
Proceeds from exercise of stock options	505	257
Payment of note payable		(800)
Repurchase of common stock	—	(480)
Net cash provided by financing activities	26,272	20,196

Increase (decrease) in cash and cash equivalents	10,512	(9,845)

Cash and cash equivalents at beginning of year	62,628	48,003

Cash and cash equivalents at end of period	$73,140	$38,158

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust I (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and six-month periods ended June 30, 2007 may not necessarily be indicative of the operating results for the full year 2007.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,397,582 and 7,350,838 shares for the three and six month periods ended June 30, 2007 and 7,279,749 and 7,264,629 shares for the three month and six month periods ended June 30, 2006). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (206,037 and 242,758 shares for the three and six month periods ended June 30, 2007 and 386,570 and 384,249 shares for the three and six month periods ended June 30, 2006). During the periods covered the Company had no stock options that were considered anti-dilutive.

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

4. STOCK –BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan 25,930 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 496,400 shares of common stock remain reserved for issuance to employees and directors, of which 65,877 shares are available for future grants.

Stock option activity for the interim 2007 period is summarized as follows:

2007	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	719,183	$5.97	5.25 years	$7,867,000
Exercised	(197,855)	$2.55
Granted	1,000	$13.95
Cancelled	(1)	$12.88
Outstanding at June 30	522,327	$7.61	4.5 years	$2,786,000
Options vested or expected to vest at June 30	511,880	$7.46	4.4 years	$2,730,000
Exercisable at June 30	408,639	$6.19	3.7 years	$2,654,000

The Company bases their fair value of the options granted on the date of grant using a Black-Sholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the estimated expected option term of the Company’s option for 2007.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The weighted average grant date fair value per share for the 1,000 options granted for the six months ended June 30, 2007 was $7.50.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $160,343,000 and $186,299,000 and stand-by letters of credit of $3,958,000 and $5,139,000 at June 30, 2007 and December 31, 2006, respectively.

Of the loan commitments outstanding at June 30, 2007, $79,188,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2007 and December 31, 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the six months ended June 30, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.

7.  NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact SFAS No. 159 will have.

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

8.  SUBSEQUENT EVENTS

On July 10, 2007 the Company finalized the purchase of $8.0 million of capital trust pass-through securities in the name of Community Valley Bancorp Trust II.  This was done to replace the $8.0 million of capital trust pass-through securities in Community Valley Bancorp Trust I which was purchased in December 2002 and will be eligible for redemption in December 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for June 30, 2007 and December 31, 2006 and income and expense accounts for the three and six month periods ended June 30, 2007 and 2006. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

General Development of Business

Community Valley Bancorp is a financial holding company (“FHC”) registered and authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002 and elected to change to a FHC in 2004. As a financial holding company, the Company is subject to the Federal Holding Company Act and to supervision by the board of Governors of the Federal Reserve System (“FRB”). Its principal office is located at 1360 E. Lassen Avenue, Chico, California 95973 and its telephone number is (530) 899-2344.

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

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services.  The name has subsequently been changed to Butte Community Insurance Agency LLC in April 2006.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at June 30, 2007.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Overview

The Company recorded net income of $1,642,000 for the quarter ended June 30, 2007, which was a 22.2% decrease from the $2,110,000 reported for the same period of 2006. Diluted earnings per share for the second quarter of 2007 were $0.22, compared to the $0.28 recorded in the second quarter of 2006. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the second quarter of 2007 were 13.70% and 1.15%, respectively, as compared to 19.03% and 1.64%, respectively, for the same period in 2006. The primary reasons for the decrease in net income for the quarter ended June 30, 2007 were a compression of the net interest margin of 94 basis points as yields on earning assets decreased 14 basis points while rates paid on interest bearing liabilities increased 85 basis points.  This was partially mitigated by the 8.3% increase in the volume of earning assets.  Also contributing to the decrease in net income was the slowdown in the real estate construction market and increased non-interest expenses associated with the relocation of the branches in Red Bluff, Corning, Marysville and Redding as well as the new administrative headquarters in Chico. These increases were partially offset by the reduction in the provision for loan losses and higher non interest income, primarily services charges on deposit accounts.

Net income for the six months ended June 30, 2007 was $2,892,000 which was a decrease of 25.1% from the $3,859,000 reported for the same period of 2006. Diluted earnings per share for the six months ended June 30, 2007 were $0.38, compared to the $0.50 recorded for the same period 2006. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the six months ended 2007 were 12.41% and 1.03%, respectively, as compared to 17.85% and 1.53%, respectively, for the same period in 2006. The primary reasons for the decrease in net income for the six month period is generally consistent with the discussion above for the second quarter as the net interest margin decreased 92 basis points from June 30, 2006.

Total assets of the Company increased by $30,732,000 5.6% from $550,037,000 at December 31, 2006 to $580,769,000 at June 30, 2007. Net loans increased to $454,487,000, up $11,446,000, 2.6% from the ending balances on December 31, 2006. Deposit balances at June 30, 2007 increased to $511,529,000 up $26,673,000, 5.5% from December 31, 2006.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)	2007	2006	2007	2006

Net interest income	$7,497	$7,901	$14,731	$15,442
Provision for loan losses	—	(225)	(75)	(450)
Non-interest income	1,973	1,878	3,687	3,361
Non-interest expense	(6,657)	(6,035)	(13,362)	(11,795)
Provision for income taxes	(1,171)	(1,409)	(2,089)	(2,699)

Net income	$1,641	$2,110	$2,892	$3,859

Average total assets (In millions)	570.6	516.2	566.8	507.2
Net income (annualized) as a percentage of average total assets	1.15%	1.64%	1.02%	1.53%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.85% for the three months ended June 30, 2007 and 5.82% for the six month period ending June 30, 2007 compared to 6.79% and 6.74% for the same periods in the prior year.  Net interest income decreased $404,000 (5.1%) for the second quarter of 2007 compared to the same period in 2006.  Net interest income decreased $711,000 (4.6%) for the six months ended June 30, 2007 over the same period in 2006. The primary reason for this decrease was the compression of the net interest margin and slower growth of interest bearing assets as compared to interest bearing liabilities.

The average balances of interest bearing liabilities of $435,315,000 were $55,365,000 (14.6%) higher in the second quarter of 2007 versus the same quarter in 2006.  As interest bearing liability balances increased, rates paid on these liabilities also increased by 85 basis points on a quarter over quarter basis.  As a result of both the increase in interest rates and the volume and mix of interest bearing liabilities, interest expense was $1,247,000 (56.3%) higher in the second quarter versus the same period in 2006.  The average balances of interest bearing liabilities were $68,625,000 (18.8%) higher in the six-month period ended June 30, 2007 versus the same period in 2006.  Rates paid on interest bearing liabilities increased 101 basis points compared to the six month period ended June 30, 2006.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and six month periods ended June 30, 2007 compared to June 30, 2006 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended June 30, 2007 increased by $309,000 from $9,848,000 at June 30, 2006 to $10,157,000.  The average balance of loans increased from $443,395,000 to $452,899,000 and the interest rate earned increased from 8.91% to 9.00%.  Table Three shows the $310,000 increase in interest income from loans was actually the result of a $210,000 increase in interest income from the higher balance of loans and $99,000 from the increase in yields earned in the second quarter of 2007 compared to the same period in 2006.

A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin.  For example, to the extent that funds received from maturing or sold securities can be repositioned into loans instead of re-invested in securities, earnings increase because of the higher yields received on loans.  However, changing the asset mix in this way comes at the price of additional risks that must be successfully managed.  Additional credit risk is incurred with loans compared to the very low risk of default loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses.

Table Two:  Analysis of Net Interest Margin

Three Months Ended June 30,	2007			2006
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans	$452,899	$10,157	9.00%	$443,395	$9,848	8.91%
Taxable investment securities	3,636	60	6.62%	4,715	52	4.42%
Tax-exempt investment securities	1,390	16	4.62%	1,378	16	4.71%
Federal funds sold	54,505	702	5.17%	12,835	150	4.70%
Interest bearing deposits in banks	1,844	25	5.44%	4,554	51	4.46%
Total earning assets	514,274	10,960	8.55%	466,877	10,117	8.69%
Cash & due from banks	17,146			17,141
Other assets	39,216			32,225
Average total assets	$570,636			$516,243

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$148,344	$385	1.04%	$174,242	$437	1.01%
Savings	118,516	968	3.28%	35,511	44	0.50%
Time deposits	159,048	1,895	4.78%	160,915	1,534	3.82%
Other borrowings	9,407	215	9.17%	9,282	201	8.69%
Total interest bearing liabilities	435,315	3,463	3.19%	379,950	2,216	2.34%
Demand deposits	77,241			82,659
Other liabilities	10,006			9,167
Total liabilities	522,562			471,776
Shareholders’ equity	48,074			44,467
Average liabilities and equity	$570,636			$516,243

Net interest income & margin		$7,497	5.85%		$7,901	6.79%

(1)           Loan interest includes loan fees of $545,000 and $628,000 during the three months ended June 30, 2007 and June 30, 2006, respectively.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)           Net interest margin is computed by dividing net interest income by total average earning assets.

(4)           Average yield is calculated based on actual days in quarter (91 for June 30, 2007 and 91 for June 30, 2006) and annualized to actual days in year (365 for 2007 and 2006).

Six months ended June 30,	2007			2006
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans	$453,057	$20,089	8.94%	$434,418	$18,789	8.72%
Taxable investment securities	3,714	109	5.93%	4,987	102	4.12%
Tax-exempt investment securities	1,389	32	4.70%	1,379	32	4.71%
Federal funds sold	50,180	1,296	5.21%	15,808	355	4.53%
Interest bearing deposits in banks	1,927	49	5.13%	5,298	107	4.06%
Total earning assets	510,267	21,575	8.53%	461,890	19,385	8.46%
Cash & due from banks	17,408			16,639
Other assets	39,094			28,695
Average total assets	$566,770			$507,224

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$150,661	$794	1.06%	$182,925	$862	0.95%
Savings	111,141	1,815	3.29%	32,367	88	0.55%
Time deposits	161,459	3,812	4.76%	139,532	2,604	3.76%
Other borrowings	9,435	423	9.05%	9,247	389	8.48%
Total interest bearing liabilities	432,696	6,844	3.19%	364,071	3,943	2.18%
Demand deposits	76,956			88,448
Other liabilities	9,500			11,118
Total liabilities	519,152			463,637
Shareholders’ equity	47,617			43,587
Average liabilities and equity	$566,770			$507,224

Net interest income & margin		$14,731	5.82%		$15,442	6.74%

(1)           Loan interest includes loan fees of $1,037,000 and $1,245,000 during the six months ended June 30, 2007 and June 30, 2006, respectively.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)           Net interest margin is computed by dividing net interest income by total average earning assets.

(4)           Average yield is calculated based on actual days in quarter (181 for June 30, 2007 and June 30, 2006) and annualized to actual days in year (365 for 2007 and 2006).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2007 net interest income has decreased $404,000 over the same time period in 2006.  Interest income from earning assets has increased by $843,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $658,000 while interest income from changes in rates has increased by $185,000.  Interest expense for the second quarter of 2007 was $1,247,000 more than the same period in 2006.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of savings deposits, has resulted in a net increase of interest expense of $23,000.  Increases in average rates paid, primarily savings and time deposits have resulted in an interest expense increase of $1,224,000.

On a year-to-date basis through June 30, 2007, net interest income has decreased $710,000 over the total at June 30, 2006.  Interest income from earning assets has increased by $2,191,000.  Changes in the volume of earning assets, primarily loans and Federal funds sold have resulted in an increase in interest income of $1,484,000 while interest income from changes in rates has increased by $707,000.   Interest expense for the six month period ending June 30, 2007 was $2,901,000 more than the total at June 30, 2006.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of savings and time deposits, have resulted in a net increase of interest expense of $480,000.  Increases in average rates paid, primarily on savings and time deposits have resulted in an interest expense increase of $2,422,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

	Volume	Rate	Net Change
(In thousands) Three Months Ended June 30, 2007 over Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	211	98	309
Taxable investment securities	(12)	20	8
Tax exempt investment securities (2)	0	(0)	-
Federal funds sold	488	64	552
Interest bearing deposits in banks	(30)	4	(26)
Total	658	185	843

Interest-bearing liabilities:
NOW and MMDA deposits	(65)	13	(52)
Savings deposits	103	821	924
Time deposits	(18)	379	361
Other borrowings	3	11	14
Total	23	1,224	1,247
Interest differential	634	(1,038)	(404)

(1)           The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)           Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)           The rate/volume variance has been included in the rate variance.

	Volume	Rate	Net Change
(In thousands) Six Months Ended June 30, 2007 over 2006 Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	806	494	1,300
Taxable investment securities	(26)	33	7
Tax exempt investment securities (2)	0	0	0
Federal funds sold	772	169	941
Interest bearing deposits in banks	(68)	10	(58)
Total	1,484	706	2,190

Interest-bearing liabilities:
NOW and MMDA deposits	(152)	84	(68)
Savings deposits	215	1,512	1,727
Time deposits	409	799	1,208
Other borrowings	8	26	34
Total	480	2,422	2,901
Interest differential	1,005	(1,716)	(711)

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

		% of Avg.		% of Avg.
Three months ended June 30,	2007	Assets	2006	Assets
Service charges on deposit accounts	873	0.61%	679	0.53%
Loan servicing fees	105	0.07%	107	0.08%
Fees - alternative investment sales	68	0.05%	86	0.07%
Merchant fee income	107	0.08%	99	0.08%
Gain on the sale of loans	401	0.28%	576	0.45%
Other	419	0.29%	331	0.25%
Total non-interest income	1,973	1.39%	1,878	1.46%

		% of Avg.		% of Avg.
Six months ended June 30,	2007	Assets	2006	Assets
Service charges on deposit accounts	$1,598	0.57%	1,257	0.50%
Loan servicing fees	209	0.07%	211	0.08%
Fees - alternative investment sales	155	0.05%	155	0.06%
Merchant fee income	200	0.07%	187	0.07%
Gain on the sale of loans	730	0.26%	932	0.37%
Other	797	0.28%	619	0.24%
Total non-interest income	$3,687	1.31%	$3,361	1.32%

Non-interest income increased by $95,000 (5.1%) to $1,973,000 for the three months ended June 30, 2007 as compared to $1,878,000 for the three months ended June 30, 2006.  Increases in non-interest income were realized in fees from service charges (up 28.6%), merchant fee income (up 8.1%) and other income (up 26.9%).  Decreases were in loan servicing fees (down 1.9%), fees from alternative investment sales (down 26.5%) and gains on the sale of loans (down 43.6%).  The increase in service charge income was the result of additional deposit accounts opened during the second quarter throughout our system of branches and an increase in the amounts charged for services which took effect as of May 1, 2007.  Merchant fee income was higher in the second quarter due to an increase in the volume of credit card sales. Increases in the “Other” category were a result of increased fees from ATM transaction, commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.   Loan servicing fees decreased slightly as the volume of loans sold in the secondary market for which the Company retains servicing rights decreased. Gains on sales of loans into the secondary market decreased compared to the prior year as the loans sold by our Government and Mortgage Lending Divisions decreased as refinancing and new housing construction activity slowed.  The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees due to a decline in sales during the second quarter.

Non-interest income increased by $326,000 (9.7%) to $3,687,000 for the six months ended June 30, 2007 as compared to $3,361,000 for the six months ended June 30, 2006.  Increases in non-interest income were realized in fees from service charges (up 27.1%), merchant fee income (up 6.9%) and other income (up 28.8%).    There was a decrease in loan servicing fees (down 1.0%) and gains on the sale of loans (down 27.6%).  Fees from alternative investment sales were unchanged from the six months ended June 30, 2006.   The increase in service charge income was the result of additional deposit accounts opened during the first half of the year throughout our system of branches and the increase in the amounts charged for services as discussed above.  Merchant fee income was higher in the first six months of 2007 due to an increase in the volume of credit card sales of the same time frame in 2006. Increases in the “Other” category were a result of increased fees from ATM transaction, commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.  Loan servicing fees decreased slightly as the volume of loans sold in the secondary market for which the Company retains servicing rights decreased.  Gains on sales of loans into the secondary market decreased during the first half of 2007 as compared to the same period in 2006 as the loans sold by our Government and Mortgage Lending Divisions were of a lesser total value generating less income.

Non-interest Expense

Non-interest expense increased $622,000 (10.3%) from $6,035,000 in the second quarter of 2006 to $6,657,000 in the second quarter of 2007.  Salary and employee benefits increased $134,000 (3.5%) resulting from normal cost of living raises, commissions paid and staffing additions made during the year as the Company continues to grow.  Benefit costs and employer taxes increased commensurate with the salaries.  On a quarter over quarter basis, occupancy expenses were higher by $132,000 (41.0%) which is related to additional building depreciation, utilities, janitorial services and property taxes.  Furniture and equipment expense was $534,000 in the second quarter of 2007 compared to $483,000 in the same period of 2006, representing a 10.6% increase.  This increase relates to the depreciation recorded on the new administrative headquarters, the purchase of new technology software and hardware as well as additional furniture and fixtures as the Red Bluff, Corning, Redding and Marysville branches have been relocated to larger facilities.  Other expenses increased $305,000 from $1,430,000 to $1,735,000 in the second quarter of 2007 versus the second quarter of 2006.  This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Non-interest expense increased $1,567,000 (13.3%) from $11,795,000 in the first six months of 2006 to $13,362,000 in the first six months of 2007.  Salaries and benefits increased by $463,000 (6.2%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow.  On a year over year basis, full time equivalent employees increased by 12 to 258.  Occupancy expense was up $303,000 (47.4%) from the first six months of 2006 to the first six months of 2007 due to increases in utilities, landscape maintenance, janitorial services and property taxes. Furniture and equipment expense was up $140,000 (14.9%) from the first six months of 2006 to the first six months of 2007 due to the new branches discussed above and increases in depreciation from purchases of equipment and associated maintenance contracts.  Other expenses increased by $661,000 (24.2%).  This increase was attributable to higher telephone, postage and insurance costs as well as increased advertising and promotion costs.

Provision for Loan Losses

The Company did not add to the provision for loan losses in the second quarter of 2007.   In the second quarter of 2006 the Company provided $225,000 for loan losses.  Net loan charge-offs for the second quarter of 2007 and 2006 were $8,000 and $9,000 respectively.  For the first six months of 2007, the Company made provisions for loan losses of $75,000 which compared to $450,000 for the first six months of 2006.  Net loan charge-offs for the six months ended June 30, 2007 and June 30, 2006 were $8,000.   Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the second quarter and first six months of 2007 remained fairly consistent at 41.6% and 41.9%, versus 40.0%  and 41.2% for the same periods in 2006.

Balance Sheet Analysis

The Company’s total assets were $580,769,000 at June 30, 2007 up $30,732,000 (5.6%) from $550,037,000 at December 31, 2006.  On a year over year basis, the average balance of total assets for the six months ended June 30, 2007 was $566,770,000, which represents an increase of $59,546,000 (11.7%) over the $507,224,000 during the six-month period ended June 30, 2006.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2007, these principal areas accounted for approximately 15%, 47%, 20%, 7% and 11%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2006 was 15%, 46%, 23%, 6% and 10%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit lines expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances from December 31, 2006 for commercial loans of $4,457,000 or (6.8%), commercial and residential mortgage real estate loans of $10,032,000 or (4.8%), agricultural loans of $7,422,000 or (28.8%) ,consumer loans of $4,647,000 or (10.6%).  Real estate construction loans decreased $15,687,000 or (14.9%) over the same period.  Table Five below summarizes the composition of the loan portfolio as of June 30, 2007 and December 31, 2006.

Table Five: Loan Portfolio Composition

(In thousands)	June 30, 2007	December 31, 2006
Commercial	$69,698	$65,241
Real estate:
Mortgage	218,134	208,102
Construction	89,762	105,449

Agriculture	33,167	25,745
Consumer	48,436	43,789
Total loans	459,197	448,326
Allowance for loan losses	(5,305)	(5,274)
Deferred loan fees, net	(520)	(801)
Total net loans	$453,372	$442,251

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 67.0% of the Company’s loan portfolio at June 30, 2007, which is slightly less, on a percentage basis, than the 69.9% concentration level at December 31, 2006.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of June 30, 2007 and December 31, 2006.  There were no loans past due 90 days or more and still accruing interest at June 30, 2007 or December 31, 2006.

Table Six:  Non-Performing Loans

(In thousands)	June 30, 2007	December 31, 2006
Nonaccrual:
Commercial		$1,502
Real estate	$213	780
Consumer and other
Total non-performing loans	$213	$2,282

At June 30, 2007, there were two non-performing loans which were considered to be impaired.  Both loans were secured by real estate.  Subsequent to June 30, 2007, one of the loans was brought to a current status.  The other loan is in the process of foreclosure with an estimated loan to value of 43%.  Management does not foresee a loss from this loan.   There was no specific valuation allowance on these impaired loans. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2007 or December 31, 2006.  Management is not aware of any potential problem loans, which were accruing and current at June 30, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2007 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $5,305,000 or 1.17% of total loans at June 30, 2007 and $5,274,000 or 1.18% at December 31, 2006.  Net charge-offs for the quarter and six month period ended June 30, 2007 were $8,000.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands, except for percentages)	2007	2006	2007	2006

Average loans outstanding	$452,899	$443,395	$453,057	$434,418

Allowance for possible loan losses at beginning of period	$5,349	$4,961	$5,274	$4,716

Loans charged off:
Commercial
Real estate	(8)		(8)
Consumer		(9)		(9)
Total	(8)	(9)	(8)	(9)
Recoveries of loans previously charged off:
Commercial
Real estate
Consumer		—		1
Total	—	—	—	1
Net loan charge offs	(8)	(9)	(8)	(8)

Additions to allowance charged to operating expenses	—	225	75	450
Allowance for unfunded loan commitments	(36)	7	(36)	26
Allowance for loan losses at end of period	$5,305	$5,184	$5,305	$5,184

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%
Provision for possible loan losses to average loans outstanding	0.00%	0.05%	0.02%	0.10%
Allowance for loan losses to loans net of deferred fees at end of period	1.17%	1.17%	1.17%	1.19%

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

Other Real Estate

At June 30, 2007 and December 31, 2006, the Company did not have any other real estate (“ORE”) properties.

Deposits

At June 30, 2007, total deposits were $511,529,000 representing an increase of $26,673,000 (5.5%) over the December 31, 2006 balance of $484,856,000.  We have experienced a migration of funds from interest bearing demand deposit accounts (down $14.1 million) and traditional certificates of deposit (down $12 million) into our liquid certificate of deposit product which has increased by $47.8 million in the first six months of 2007.  Non-interest bearing demand deposits have increased by $4.9 million while interest bearing demand deposits have decreased by $14.1 million in the first six months of 2007.  We have also been able to reduce the level of brokered certificates of deposits by $5.8 million by not offering renewal options and returning these funds.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.26 per share for 2006 and $0.16 per share for the first two quarters of 2007.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At June 30, 2007, shareholders’ equity was $48,419,000, representing an increase of $2,692,000 (5.9%) from $45,727,000 at December 31, 2006.  The increase is primarily the result of the exercise of stock options and net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 11.1% at June 30, 2007 and December 31, 2006.  Tier 1 risk-based capital to risk-adjusted assets was 10.0% at June 30, 2007 and December 31, 2006.

Table Eight below lists the Company’s and the Bank’s capital ratios at June 30, 2007 and December 31, 2006, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Company
Leverage ratio	10.0%	10.1%	4.0%

Tier 1 Risk-Based Capital	11.1%	10.9%	4.0%

Total Risk-Based Capital	12.1%	11.9%	8.0%

Bank
Leverage ratio	9.6%	9.0%	4.0%

Tier 1 Risk-Based Capital	10.0%	10.0%	4.0%

Total Risk-Based Capital	11.1%	11.1%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at June 30, 2007 and December 31, 2006.  The Bank was considered “well-capitalized” by regulatory standards, at June 30, 2007 and December 31, 2006.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2007 and December 31, 2006

	$ Change in NII	$ Change in NII
	from Current	from Current
	12 Month Horizon	12 Month Horizon
(In thousands)	June 30, 2007	December 31, 2006
Variation from a constant rate scenario
+200bp	$3,764	$3,752
- 200bp	$(4,371)	$(4,211)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended June 30, 2007, and 2006.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2007, consolidated liquid assets totaled $63.5 million or 10.9% of total assets compared to $64.3 million or 11.7% of total assets on December 31, 2006.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2007.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at June 30, 2007 and December 31, 2006 were approximately $164,274,000 and $191,438,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 36.1% and 43.3%, respectively.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Subsequent Events

On July 17, 2007 the Company received approval of its applications to the FDIC to open branch offices at 1335 Hilltop Drive, Redding, California and 5026 Rhonda Road, Anderson, California.

On July 10, 2007 the Company finalized the purchase of  $8.0 million of capital trust pass-through securities in the name of Community Valley Bancorp Trust II.  This was done to replace the $8.0 million of capital trust pass-through securites in Community Valley Bancorp Trust I which was purchased in December 2002 and will be eligible for redemption in December 2007.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Shareholder meeting of the Registrant was held on June 6, 2007.

5,736,241 shares or 77% of the outstanding voting stock was available for quorum.

Proposal #1   5,714,998 shares or 77% voted for the election of thirteen directors named in the proxy statement for terms expiring on the date of the annual meeting in 2007.

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

COMMUNITY VALLEY BANCORP

August 8, 2007	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 8, 2007	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO