Form 10-Q
period 2007-09-30
COMMUNITY VALLEY BANCORP
filed 2007-11-07
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

No par value Common Stock — 7,616,566 shares outstanding at October 31, 2007.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$17,351	$20,558
Federal funds sold	34,460	42,070
Total cash & cash equivalents	51,811	62,628

Interest-bearing deposits in banks	3,259	2,278
Investment securities (fair value of $6,366 at September 30, 2007 and $ 5,109 at December 31, 2006)	6,366	5,127
Loans held for sale at lower of cost or market	722	790
Loans, less allowance for loan losses of $5,372 at September 30, 2007 and $ 5,274 at December 31, 2006	468,633	442,251
Premises and equipment, net	17,904	15,359
Accrued interest receivable and other assets	23,620	21,604
Total assets	$572,315	$550,037

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$76,538	$76,988
Interest bearing	416,039	407,868
Total deposits	492,577	484,856

Note payable	1,125	1,217
Junior subordinated debentures	16,496	8,248
Accrued interest payable and other liabilities	11,850	9,989
Total liabilities	$522,048	$504,310

Commitments and contingencies

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 7,615,766 shares at September 30, 2007 and 7,394,664 shares at December 31, 2006	10,948	9,727

Unallocated ESOP shares 130,863 shares at September 30, 2007 and 155,258 shares at December 31, 2006 (at cost)	(1,427)	(1,514)
Retained Earnings	40,739	37,505
Accumulated other comprehensive income, net	7	9

Total shareholders’ equity	50,267	45,727
Total liabilities and shareholders’ equity	$572,315	$550,037

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED  STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	For the periods ended September 30th,
	Three Months		Nine Months
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$10,450	$10,414	$30,539	$29,203
Interest on federal funds sold	518	166	1,815	521
Interest on deposits in banks	90	36	139	143
Interest on investment securities:
Taxable	53	37	147	131
Exempt from federal income tax	16	17	49	49
Dividends	0	—	15	8
Total interest income	11,127	10,670	32,703	30,055

Interest expense:
Interest expense on deposits	3,204	2,346	9,625	5,900
Interest expense on junior subordinated debentures	322	192	694	544
Interest expense on notes payble	21	23	72	60
Total interest expense	3,547	2,561	10,391	6,504
Net interest income before provision for loan losses	7,580	8,109	22,312	23,551
Provision for loan losses	75	225	150	675
Net interest income after provision for loan losses	7,505	7,884	22,162	22,876

Non-interest income	2,653	1,523	6,341	4,884

Non-interest expenses:
Salaries and employee benefits	3,827	3,804	11,779	11,292
Occupancy	476	393	1,418	1,032
Furniture and equipment	586	483	1,665	1,422
Other expense	1,680	1,590	5,071	4,319
Total non-interest expense	6,569	6,270	19,933	18,065

Income before provision for income taxes	3,589	3,137	8,570	9,695

Provision for income taxes	1,411	1,404	3,499	4,103

Net income	$2,178	$1,733	$5,071	$5,592

Basic earnings per share	$0.29	$0.24	$0.69	$0.77
Diluted earnings per share	$0.29	$0.23	$0.67	$0.73

Cash dividends per share	$0.08	$0.07	$0.24	$0.18

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

			Unallocated		Accumulated Other	Total
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	shares	Earnings	Income / (Loss)	Equity	Income
Balance, January 1, 2006	7,408,047	$9,051	$(1,391)	$33,908	$(13)	$41,555

Comprehensive income
Net income				7,151		7,151	7,151
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					22	22	22
Total comprehensive income							7,173

Exercise of stock options and related tax benefit	130,567	1,000				1,000
Retirement of common stock	(143,950)	(877)		(1,621)		(2,498)
Amortization of stock compensation — ESOP shares		378	231			609
Shares acquired or redeemed by ESOP			(354)			(354)
Cash dividends- $.26 per share				(1,933)		(1,933)
Stock based compensation expense		175				175
Balance, December 31, 2006	7,394,664	9,727	(1,514)	37,505	9	45,727

Comprehensive income
Net income				5,071		5,071	5,071
Other comprehensive income
Net change in unrealized (losses) on available-for-sale investment securities					(2)	(2)	(2)
Total comprehensive income							5,069

Exercise of stock options and related tax benefit	224,902	1,049				1,049
Retirement of common stock	(3,800)	(25)		(20)		(45)
Amortization of stock compensation — ESOP shares		84	87			171
Cash dividends- $.24 per share				(1,817)		(1,817)
Stock based compensation expense		113				113
Balance, September 30, 2007	7,615,766	$10,948	$(1,427)	$40,739	$7	$50,267

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$5,071	$5,592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	675
Increase in deferred loan origination costs	(260)	(176)
Depreciation and amortization, net	1,505	1,218
Loss on disposition of Bank premises and equipment	29	11
Net decrease in loans held for sale	68	298
Increase in cash surrender value of bank-owned life insurance, net	(302)	(258)
Tax benefit from exercise of stock options	(413)	(381)
Non-cash compensation expense associated with the ESOP	171	404
Share based compensation expense associated with the stock options	113	129
Decrease in accrued interest receivable and other assets	(267)	(428)
Increase in accrued interest payable and other liabilities	1,809	308
Provision for deferred tax benefit	(1,032)	(10)
Net cash provided by operating activities	6,642	7,382

Cash flows from investing activities:
(Increase) decrease in interest-bearing deposits in banks	(981)	2,972
Proceeds from matured or called available-for-sale investment securities	1,000	1,000
Proceeds from principal payments on available-for-sale investment sercurities	70	20
Proceeds from matured or called held-to-maturity investment securities	—	246
Proceeds from principal payments of held-to-maturity investment securities	116	176
Purchase of available-for-sale investment securities	(2,437)	—
Purchases of premises and equipment	(4,092)	(4,365)
Proceeds from sale of premises and equipment	19	(2)
Net increase in loans	(26,238)	(60,797)
Net cash used in investing activities	(32,543)	(60,750)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	21,576	(22,034)
Net (decrease) increase in time deposits	(13,855)	54,446
(Repayment) proceeds from note payable	—	(800)
Repayment of ESOP note payable	(92)	(92)
Proceeds from ESOP loan	—	354
Purchase of unallocated ESOP shares	—	(354)
Payment of cash dividends	(1,800)	(1,116)
Tax benefit from the exercise of stock options	413	381
Proceeds from exercise of stock options	638	383
Payment of note payable
Repurchase of common stock	(44)	(937)
Proceeds from issuance of junior subordinated debentures	8,248	—
Net cash provided by financing activities	15,084	30,231

Decrease in cash and cash equivalents	(10,817)	(23,137)

Cash and cash equivalents at beginning of year	62,628	48,003

Cash and cash equivalents at end of period	$51,811	$24,866

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established two wholly-owned unconsolidated subsidiaries, Community Valley Bancorp Trust I and II (the “Trusts”), both of which are Delaware statutory business trusts, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and nine month periods ended September 30, 2007 may not necessarily be indicative of the operating results for the full year 2007.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,479,267 and 7,394,309 shares for the three and nine month periods ended September 30, 2007 and 7,302,769 and 7,276,991 shares for the three month and nine month periods ended September 30, 2006). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (152,285 and 212,600 shares for the three and nine month periods ended September 30, 2007 and 399,415 and 406,098 shares for the three and nine month periods ended September 30, 2006).

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

4. STOCK —BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 22,774 shares of common stock remain reserved for issuance to employees, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 469,353 shares of common stock remain reserved for issuance to employees and directors, of which 65,877 shares are available for future grants.

Stock option activity for the interim 2007 period is summarized below:

2007	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	719,183	$5.97	5.25 years	$7,867,000
Exercised	(224,902)	$2.84
Granted	1,000	$13.95
Cancelled/Expired	(3,154)	$9.23
Outstanding at September 30	492,127	$7.79	4.4 years	$2,717,255
Options vested or expected to vest at September 30	482,284	$7.64	4.3 years	$2,662,910
Exercisable at September 30	388,435	$6.47	3.7 years	$2,575,240

The Company bases their fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the estimated expected option term of the Company’s option for 2007.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The weighted average grant date fair value per share for the 1,000 options granted for the nine months ended September 30, 2007 was $7.50.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $154,665,000 and $186,299,000 and stand-by letters of credit of $6,774,000 and $5,139,000 at September 30, 2007 and December 31, 2006, respectively.

Of the loan commitments outstanding at September 30, 2007, $73,564,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2007 and December 31, 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

6.  INCOME TAXES

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the nine months ended September 30, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.

7.  STOCK REPURCHASE

In March 2007, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock.  The program allowed for repurchase of up to approximately $6,000,000 of the Company’s outstanding shares of common stock.  The stock repurchase plan does not include specific price targets or timetables and may be suspended at any time by the Board of Directors.

As of September 30, 2007 the Company had repurchased a total of $3,800 shares in open market transactions through brokers, at an average price of $11.63 for a total cost of $45,000.

8. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management did not elect to early adopt SFAS 159.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for September 30, 2007 and December 31, 2006 and income and expense accounts for the three and nine month periods ended September 30, 2007 and 2006. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank. Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. Butte Community Bank operates fifteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. The Bank also maintains Loan Production Offices in Citrus Heights and Gridley. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

On July 10, 2007 the Company formed a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities.  This trust was formed to issue trust preferred securities to replace the Community Valley Bancorp Trust I securities when the first redemption period becomes available for the Trust I securities in January 2008.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at September 30, 2007.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation Expense

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

Overview

The Company recorded net income of $2,178,000 for the quarter ended September 30, 2007, which was a 25.7% increase from the $1,733,000 reported for the same period of 2006. Diluted earnings per share for the third quarter of 2007 were $0.29, compared to the $0.23 recorded in the third quarter of 2006. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the third quarter of 2007 were 17.36% and 1.51%, respectively, as compared to 14.98% and 1.31%, respectively, for the same period in 2006. The primary reasons for the increase in net income for the quarter ended September 30, 2007 was the gain realized from the sale of mortgage servicing rights which resulted in a pre tax net gain of approximately $730,000. We experienced a compression of the net interest margin of 94 basis points as yields on earning assets decreased 45 basis points while rates paid on interest bearing liabilities increased 57 basis points.  This was partially mitigated by the 8.6% increase in the volume of average earning assets.  Also contributing to the decrease in net income was  the slowdown in the real estate construction market and increased non-interest expenses associated with new branches in Redding and Anderson as well as the new administrative headquarters in Chico. These increases were partially offset by the reduction in the provision for loan losses and higher non interest income, primarily from the gain noted above and services charges on deposit accounts.

Net income for the nine months ended September 30, 2007 was $5,071,000 which was a decrease of 9.3% from the $5,592,000 reported for the same period of 2006. Diluted earnings per share for the nine months ended September 30, 2007 were $0.67, compared to the $0.73 recorded for the same period 2006. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the nine months ended 2007 were 14.15% and 1.19%, respectively, as compared to 16.86% and 1.46%, respectively, for the same period in 2006. The primary reasons for the decrease in net income for the nine month period is generally consistent with the discussion above for the third quarter as the net interest margin decreased 93 basis points from September 30, 2006 and increases in non interest expenses, partially offset by the gain on the sale of the mortgage servicing rights and the increases in service charges.

Total assets of the Company increased by $22,278,000 4.1% from $550,037,000 at December 31, 2006 to $572,315,000 at September 30, 2007. Net loans increased to $469,355,000, up $26,315,000, 5.9% from the ending balances on December 31, 2006. Deposit balances at September 30, 2007 increased to $492,577,000 up $7,721,000, 1.6% from December 31, 2006.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except percentages)	2007	2006	2007	2006

Net interest income	$7,580	$8,109	$22,312	$23,551
Provision for loan losses	(75)	(225)	(150)	(675)
Non-interest income	2,653	1,523	6,341	4,884
Non-interest expense	(6,569)	(6,270)	(19,933)	(18,065)
Provision for income taxes	(1,411)	(1,404)	(3,499)	(4,103)

Net income	$2,178	$1,733	$5,071	$5,592

Average total assets (In millions)	$573.6	$523.4	$568.8	$512.6
Net income (annualized) as a percentage of average total assets	1.51%	1.31%	1.19%	1.46%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.80% for the three months ended September 30, 2007 and 5.82% for the nine month period ending September 30, 2007 compared to 6.74% and 6.75% for the same periods in the prior year.  Net interest income decreased $529,000 (6.5%) for the third quarter of 2007 compared to the same period in 2006.  Net interest income decreased $1,239,000 (5.3%) for the nine months ended September 30, 2007 over the same period in 2006. The primary reason for this decrease was the compression of the net interest margin, and the growth in interest bearing liabilities, partially offset by the growth in the average earning assets in the current periods compared to the same periods in 2006.

The average balances of interest bearing liabilities of $434,870,000 were $49,851,000 (12.9%) higher in the third quarter of 2007 versus the same quarter in 2006.  As interest bearing liability balances increased, rates paid on these liabilities also increased by 57 basis points on a quarter over quarter basis.  As a result of both the increase in  interest rates and the volume and mix of interest bearing liabilities, interest expense was $986,000 (38.5%) higher in the third quarter versus the same period in 2006.  The average balances of interest bearing liabilities were $59,437,000 (15.9%) higher in the nine-month period ended September 30, 2007 versus the same period in 2006.  Rates paid on interest bearing liabilities increased 88 basis points compared to the nine month period ended September 30, 2006.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and nine month periods ended September 30, 2007 compared to September 30, 2006 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended September 30, 2007 decreased by $169,000 from $10,414,000 at September 30, 2006 to $10,245,000.  The average balance of loans increased from $455,586,000 to $465,502,000 and the interest rate earned decreased from 9.17% to 8.73%.  Table Three shows the $169,000 decrease in interest income from loans was actually the result of a $229,000 increase in interest income from the higher balance of loans and $398,000 from the decrease in yields earned in the third quarter of 2007 compared to the same period in 2006.

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

Table Two:  Analysis of Net Interest Margin

Three Months Ended September 30,	2007			2006
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans	$465,502	$10,450	8.91%	$455,586	$10,414	9.17%
Taxable investment securities	3,912	53	5.38%	3,860	37	3.84%
Tax-exempt investment securities	1,350	16	4.70%	1,349	17	5.05%
Federal funds sold	40,475	518	5.08%	12,510	166	5.32%
Interest bearing deposits in banks	7,015	90	5.09%	3,783	36	3.82%
Total earning assets	518,254	11,127	8.52%	477,088	10,670	8.97%
Cash & due from banks	16,860			18,109
Other assets	38,484			28,213
Average total assets	$573,598			$523,410

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$143,917	$369	1.02%	$170,598	$446	1.05%
Savings	119,332	950	3.16%	33,934	42	0.50%
Time deposits	153,988	1,885	4.86%	171,120	1,858	4.36%
Other borrowings	17,633	343	7.72%	9,367	215	9.21%
Total interest bearing liabilities	434,870	3,547	3.24%	385,019	2,561	2.67%
Demand deposits	87,726			87,974
Other liabilities	1,258			4,521
Total liabilities	523,854			477,514
Shareholders’ equity	49,744			45,896
Average liabilities and equity	$573,598			$523,410

Net interest income & margin		$7,580	5.80%		$8,109	6.74%

(1)             Loan interest includes loan fees of $470,000 and $664,000 during the three months ended September 30, 2007 and September 30, 2006, respectively.

(2)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)             Net interest margin is computed by dividing net interest income by total average earning assets.

(4)             Average yield is calculated based on actual days in quarter (91 for September 30, 2007 and 91 for September 30, 2006) and annualized to actual days in year (365 for 2007 and 2006).

Nine months ended September 30,	2007			2006
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans	$457,251	$30,539	8.93%	$440,858	$29,203	8.86%
Taxable investment securities	3,781	162	5.74%	4,607	139	4.03%
Tax-exempt investment securities	1,376	49	4.72%	1,369	49	4.79%
Federal funds sold	46,909	1,815	5.17%	14,697	521	4.74%
Interest bearing deposits in banks	3,641	139	5.09%	4,788	143	3.99%
Total earning assets	512,958	32,703	8.52%	466,319	30,055	8.62%
Cash & due from banks	17,223			17,134
Other assets	38,611			29,167
Average total assets	$568,792			$512,620

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$148,388	$1,163	1.05%	$178,563	$1,308	0.98%
Savings	113,902	2,764	3.24%	35,470	130	0.49%
Time deposits	158,941	5,698	4.79%	150,388	4,462	3.97%
Other borrowings	11,914	766	8.60%	9,287	604	8.70%
Total interest bearing liabilities	433,145	10,391	3.21%	373,708	6,504	2.33%
Demand deposits	80,870			88,489
Other liabilities	10,116			6,067
Total liabilities	524,131			468,264
Shareholders’ equity	44,661			44,356
Average liabilities and equity	$568,792			$512,620

Net interest income & margin		$22,312	5.82%		$23,551	6.75%

(1)             Loan interest includes loan fees of $1,507,000 and $1,909,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively.

(2)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)             Net interest margin is computed by dividing net interest income by total average earning assets.

(4)             Average yield is calculated based on actual days in quarter (181 for September 30, 2007 and September 30, 2006) and annualized to actual days in year (365 for 2007 and 2006).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending September 30, 2007 net interest income has decreased $529,000 over the same time period in 2006.  Interest income from earning assets has increased by $457,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $636,000 while interest income from changes in rates has decreased by $384,000.  Interest expense for the third quarter of 2007 was $986,000 more than the same period in 2006.  Changes in the volume of interest bearing liabilities, primarily the change in mix with an increase in balances of savings deposits and other borrowings and decreases in NOW, MMDA and time deposits, has resulted in a net increase of interest expense of $41,000.  Increases in average rates paid, primarily savings and time deposits have resulted in an interest expense increase of $945,000.

On a year-to-date basis through September 30, 2007, net interest income has decreased $1,239,000 over the total at September 30, 2006.  Interest income from earning assets has increased by $2,648,000.  Changes in the volume of earning assets, primarily loans and Federal funds sold have resulted in an increase in interest income of $2,169,000 while interest income from changes in rates has increased by $479,000.   Interest expense for the nine month period ending September 30, 2007 was $3,887,000 more than the total at September 30, 2006.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of savings and time deposits and other borrowings, have resulted in a net increase of interest expense of $491,000.  Increases in average rates paid, primarily on savings and time deposits have resulted in an interest expense increase of $3,396,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended September 30, 2007 over 2006
(In thousands)	Volume	Rate	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	229	(193)	36
Taxable investment securities	1	15	16
Tax exempt investment securities (2)	0	(1)	(1)
Federal funds sold	375	(23)	352
Interest bearing deposits in banks	31	23	54
Total	636	(179)	457

Interest-bearing liabilities:
NOW and MMDA deposits	(71)	(6)	(77)
Savings deposits	108	800	908
Time deposits	(188)	215	27
Other borrowings	192	(64)	128
Total	41	945	986
Interest differential	595	(1,124)	(529)

Nine Months Ended September 30, 2007 over 2006
(In thousands)	Volume	Rate	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	1,086	250	1,336
Taxable investment securities	(25)	48	23
Tax exempt investment securities (2)	0	(1)	(0)
Federal funds sold	1,142	152	1,294
Interest bearing deposits in banks	(34)	30	(4)
Total	2,169	479	2,648

Interest-bearing liabilities:
NOW and MMDA deposits	(221)	76	(145)
Savings deposits	287	2,347	2,634
Time deposits	254	982	1,236
Other borrowings	171	(9)	162
Total	491	3,396	3,887
Interest differential	1,678	(2,917)	(1,239)

(1)             The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)             The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

Three months ended September 30,	2007	% of Avg. Assets	2006	% of Avg. Assets
Service charges on deposit accounts	$928	0.63%	$726	0.55%
Loan servicing fees	125	0.09%	104	0.08%
Fees - alternative investment sales	108	0.07%	80	0.06%
Merchant fee income	106	0.07%	101	0.08%
Gain on the sale of loans	206	0.14%	180	0.14%
Other	1,180	0.80%	332	0.25%
Total non-interest income	$2,653	1.80%	$1,523	1.16%

Nine months ended September 30,	2007	% of Avg. Assets	2006	% of Avg. Assets
Service charges on deposit accounts	$2,526	0.59%	$1,983	0.39%
Loan servicing fees	334	0.08%	315	0.06%
Fees - alternative investment sales	262	0.06%	235	0.05%
Merchant fee income	306	0.07%	288	0.06%
Gain on the sale of loans	936	0.22%	1,112	0.22%
Other	1,977	0.46%	951	0.19%
Total non-interest income	$6,341	1.48%	$4,884	0.97%

Non-interest income increased by $1,130,000 (74.3%) to $2,653,000 for the three months ended September 30, 2007 as compared to $1,523,000 for the three months ended September 30, 2006.  Increases in non-interest income were realized in fees from service charges (up 28.0%), loan servicing fees (up 20.2%), fees from alternative investment sales (up 35.0%), merchant fee income (up 5.0%), gains on the sale of loans (up 14.4%), and other income (up 255.4%).    The increase in service charge income was the result of additional deposit accounts opened during the third quarter throughout our system of branches. Loan servicing fees increased slightly as the volume of loans sold in the secondary market for which the Company retains servicing rights increased. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees of $28,000 due to a higher volume of sales during the third quarter. Merchant fee income was higher in the third quarter due to an increase in the volume of credit card sales.  Gains on sales of loans into the secondary market increased compared to the third quarter of 2006 as the loans sold by our Government Lending Division increased.  Increases in the “Other” category were a result of  the gain realized on the sale of mortgage servicing rights discussed earlier which resulted in a pre tax net gain of approximately $730,000 as well as   increased fees from ATM transactions, commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.

Non-interest income increased by $1,457,000 (29.8%) to $6,341,000 for the nine months ended September 30, 2007 as compared to $4,884,000 for the nine months ended September 30, 2006.  Increases in non-interest income were realized in fees from service charges (up 27.4%), loan servicing fees (up 6.0%), fees from alternative investment sales        (up 11.5%), merchant fee income (up 6.3%) and other income (up 108.9%).    There was a decrease in the gains on the sale of loans (down 18.8%). The increase in service charge income was the result of additional deposit accounts opened during the first nine months of the year throughout our system of branches.  Loan servicing fees increased slightly as the volume of Government guaranteed loans sold in the secondary market for which the Company retains servicing rights increased.  Fees from the sales of alternative investments and merchant fee income increased due to a higher volume of sales during the first nine months of 2007 as compared to the same time frame in 2006.  Increases in the “Other” category were a result of the sale of the mortgage servicing rights mentioned above as well as the increases in fees from ATM transactions, commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.    Gains on sales of loans into the secondary market decreased during the first nine months of 2007 as compared to the same period in 2006 as the loans sold by our Government and Mortgage Lending Divisions were of a lesser total value generating less income.

Non-interest Expense

Non-interest expense increased $299,000 (4.8%) from $6,270,000 in the third quarter of 2006 to $6,569,000 in the third quarter of 2007.  Salary and employee benefits increased slightly by $23,000 (0.60%) resulting from normal cost of living raises, commissions paid and staffing additions made during the year as the Company continues to grow.  Benefit costs and employer taxes increased commensurate with the salaries. Bonus accruals which were less than the budgeted amount also contributed to the lower employee expenses. On a quarter over quarter basis, occupancy expenses were higher by $83,000 (21.1%) which is related to additional building depreciation, utilities, janitorial services and property taxes.  Furniture and equipment expense was $586,000 in the third quarter of 2007 compared to $483,000 in the same period of 2006, representing a 21.3% increase.  This increase relates to the depreciation recorded on the new administrative headquarters, the purchase of new technology software and hardware as well as additional furniture and fixtures associated with the opening of the second Redding branch and the branch in Anderson.  Other expenses increased $90,000 from $1,590,000 to $1,680,000 in the third quarter of 2007 versus the third quarter of 2006.  This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs associated with the new offices.

Non-interest expense increased $1,868,000 (10.3%) from $18,065,000 in the first nine months of 2006 to $19,933,000 in the first nine months of 2007.  Salaries and benefits increased by $487,000 (4.3%) due to cost of living raises added benefit costs and employer taxes associated with the staffing additions made during the year as the Company continues to grow.  On a year over year basis, full time equivalent employees increased by 6 to 264.  Occupancy expense was up $386,000 (37.4%) from the first nine months of 2006 to the first nine months of 2007 due to increases in utilities, landscape maintenance, janitorial services and property taxes. Furniture and equipment expense was up $103,000 (21.3%) from the first nine months of 2006 to the first nine months of 2007 due to the new facilities discussed above and  increases in depreciation from purchases of equipment and associated maintenance contracts.  Other expenses increased by $752,000 (17.4%).  This increase was attributable to higher telephone, postage and insurance costs as well as increased advertising and promotion costs.

Provision for Loan Losses

The Company allocated $75,000 to the provision for loan losses in the third quarter of 2007.   In the third quarter of 2006 the Company provided $225,000 for loan losses.  Net loan charge-offs for the third quarter of 2007 and 2006 were $11,000 and $36,000 respectively.  For the first nine months of 2007, the Company made provisions for loan losses of $150,000 which compared to $675,000 for the first nine months of 2006.  Net loan charge-offs for the nine months ended September 30, 2007 and September 30, 2006 were $19,000 and $45,000 respectively.   Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the third quarter and first nine months of 2007 remained fairly consistent at 39.3% and 40.8%, versus 44.8% and 42.3% for the same periods in 2006.

Balance Sheet Analysis

The Company’s total assets were $572,315,000 at September 30, 2007 up $22,278,000 (4.1%) from $550,037,000 at December 31, 2006.  On a year over year basis, the average balance of total assets for the nine months ended September 30, 2007 was $568,792,000, which represents an increase of $56,172,000 (11.0%) over the $512,620,000 during the nine-month period ended September 30, 2006.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At September 30, 2007, these principal areas accounted for approximately 15%, 48%, 18%, 8% and 11%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2006 was 15%, 46%, 23%, 6% and 10%.  Continuing strong economic activity in the Company’s market area, new borrowers developed through the Company’s marketing efforts and credit lines expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances from December 31, 2006 for commercial loans of $7,511,000 or (11.5%), commercial and residential mortgage real estate loans of $18,930,000 or (9.1%), agricultural loans of $10,938,000 or (42.5%) ,consumer loans of $7,781,000 or (17.8%).  Real estate construction loans decreased $18,939,000 or (17.9%) over the same period.  Table Five below summarizes the composition of the loan portfolio as of September 30, 2007 and December 31, 2006.

Table Five: Loan Portfolio Composition

(In thousands)	September 30, 2007	December 31, 2006
Commercial	$72,752	$65,241
Real estate:
Mortgage	227,032	208,102
Construction	86,510	105,449

Agriculture	36,683	25,745
Consumer	51,570	43,789
Total loans	474,547	448,326
Allowance for loan losses	(5,372)	(5,274)
Deferred loan fees, net	(542)	(801)
Total net loans	$468,633	$442,251

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

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, Marysville, Colusa, Corning, Redding and Anderson).  The Company also maintains loan production offices in the cities of Citrus Heights and Gridley.  Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  The primary focus of the loan production office in Gridley is commercial and agricultural loans.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 66.1% of the Company’s loan portfolio at September 30, 2007, which is slightly less, on a percentage basis, than the 69.9% concentration level at December 31, 2006.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of September 30, 2007 and December 31, 2006.   There were no loans past due 90 days or more and still accruing interest at December 31, 2006.

Table Six:  Non-Performing Loans

(In thousands)	September 30, 2007	December 31, 2006
Nonaccrual:
Commercial	$—	$1,502
Real estate	233	780
Consumer and other	—	—
Total non-performing loans	$233	$2,282

At September 30, 2007, there was one non-performing loan which was considered to be impaired.  This loan is secured by real estate is in the process of foreclosure.  Management  does not foresee a loss from this loan and there was no specific valuation allowance on this impaired loan. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2007 or December 31, 2006.  Management is not aware of any potential problem loans, which were accruing and current at September 30, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of September 30, 2007 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $5,372,000 or 1.15% of total loans at September 30, 2007 and $5,274,000 or 1.18% at December 31, 2006.  Net charge-offs for the quarter and nine month period ended September 30, 2007 were $10,000 and $18,000 respectively.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for percentages)	2007	2006	2007	2006

Average loans outstanding	$465,502	$455,586	$457,251	$440,858

Allowance for possible loan losses at beginning of period	$5,305	$5,184	$5,274	$4,716

Loans charged off:
Commercial	(8)	(35)	(8)	(35)
Real estate			(8)
Consumer	(3)	(1)	(3)	(11)
Total	(11)	(36)	(19)	(46)
Recoveries of loans previously charged off:
Commercial
Real estate
Consumer				1
Total	—	—	—	1
Net loan charge offs	(11)	(36)	(19)	(45)

Additions to allowance charged to operating expenses	75	225	150	675
Allowance for unfunded loan commitments	3	(5)	(33)	22
Allowance for loan losses at end of period	$5,372	$5,368	$5,372	$5,368

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%
Provision for possible loan losses to average loans outstanding	0.02%	0.05%	0.03%	0.15%
Allowance for loan losses to loans net of deferred fees at end of period	1.15%	1.16%	1.17%	1.16%

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

Other Real Estate

At September 30, 2007 and December 31, 2006, the Company did not have any other real estate (“ORE”) properties.

Deposits

At September 30, 2007, total deposits were $492,577,000 representing an increase of $7,721,000 (1.6%) over the December 31, 2006 balance of $484,856,000.  We have experienced a decrease in the level of our traditional certificates of deposit in the first nine months of 2007 (down $13.5 million) including $5.2 million of high cost brokered certificates that have not been offered renewal options and have been returned upon maturing.  Balances in our savings type liquid certificate of deposit product have increased by $40.9 million in the first nine months of 2007.  Non-interest bearing demand deposits have remained consistent while interest bearing demand deposits have decreased by $19.2 million in the first nine months of 2007.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.26 per share for 2006 and $0.24 per share for the first three quarters of 2007.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At September 30, 2007, shareholders’ equity was $50,267,000, representing an increase of $4,590,000 (9.9%) from $45,727,000 at December 31, 2006.  The increase is primarily the result of the net income, exercise of stock options and the stock based compensation from the period offset by cash dividends discussed above.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 11.1% at September 30, 2007 and December 31, 2006.  Tier 1 risk-based capital to risk-adjusted assets was 10.0% at September 30, 2007 and December 31, 2006.

Table Eight below lists the Company’s and the Bank’s capital ratios at September 30, 2007 and December 31, 2006, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Capital to Risk-Adjusted Assets	At September 30, 2007	At December 31, 2006	Minimum Regulatory Requirement

Company
Leverage ratio	11.9%	10.1%	4.0%

Tier 1 Risk-Based Capital	12.7%	10.9%	4.0%

Total Risk-Based Capital	13.7%	11.9%	8.0%

Bank
Leverage ratio	9.6%	9.0%	4.0%

Tier 1 Risk-Based Capital	10.0%	10.0%	4.0%

Total Risk-Based Capital	11.1%	11.1%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at September 30, 2007 and December 31, 2006.  The Bank was considered “well-capitalized” by regulatory standards, at September 30, 2007 and December 31, 2006.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2007 and December 31, 2006

(In thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2007	$ Change in NII from Current 12 Month Horizon December 31, 2006
Variation from a constant rate scenario
+200bp	$3,398	$3,752
- 200bp	$(3,979)	$(4,211)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the periods ended September 30, 2007, and 2006.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2007, consolidated liquid assets totaled $40.4 million or 7.1% of total assets compared to $64.3 million or 11.7% of total assets on December 31, 2006.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2007.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at September 30, 2007 and December 31, 2006 were approximately $161,439,000 and $191,438,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 34.4% and 43.3%, respectively.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Subsequent Events

None.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Changes in Securities and Use of Proceeds.

The Board of Directors approved a plan at their March 2007 meeting to repurchase up to $6,000,000 of the outstanding common stock of the Company.  The plan states that stock repurchases may be made from time to time on the open market or through privately negotiated transactions.   The timing of purchases and the exact number of shares to be purchased depends on market conditions.  The share repurchase plan does not include specific price targets or timetables and may be suspended at any time.

During the nine months ended September 30, 2007, 3,800 shares of common stock were repurchased under the share repurchase program at an average weighted cost of  $11.63 per share, totaling $44,168.

Shares repurchased during the third quarter ending September 30, 2007

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of shares (or Units) that may yet be purchased under the Plans or Programs
Month #1 07-01-07 to 07-31-07	800	$10.82	800	$5,991,347
Month #2 08-01-07 to 08-31-07	3,000	$11.84	3,000	$5,955,832
Month #3 09-01-07 to 09-30-07	0		0	$5,955,832

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

COMMUNITY VALLEY BANCORP

November 7, 2007	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 7, 2007	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO