Form 10-K
period 2007-12-31
COMMUNITY VALLEY BANCORP
filed 2008-03-13
CIK 1170833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 0-51678

COMMUNITY VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	68-0479553
State of incorporation	I.R.S. Employer Identification Number

1360 E. Lassen Avenue Chico, California	95973
Address of principal executive offices	Zip Code

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

Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $67.3 million, based on the sales price reported to the Registrant on that date of $12.59 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 29, 2008 was 7,662,715.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2008, are incorporated by reference into Part III of this Report.

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

General

The Company

Community Valley Bancorp (the “Company”) is a California corporation registered as a financial holding company under the Financial  Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Chico, California. The Company was incorporated in July, 2001 and acquired all of the outstanding shares of Butte Community Bank (the “Bank”) in May, 2002. The Company’s principal subsidiary is the Bank. The Company also has subsidiaries in the names of Community Valley Bancorp Trust I, which was formed in December, 2002 and Community Valley Bancorp Trust II, which was formed in July 2007.  Both of these trusts were formed solely to facilitate the issuance of capital trust pass-through securities. The Company also has an insurance subsidiary in the name of Community Valley Bancorp Insurance Agency, LLC (subsequently changed to Butte Community Insurance Agency, LLC) which was formed in December 2004 to provide a full service insurance agency offering all lines of coverage. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

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

At December 31, 2007, the Company had consolidated assets of $580.6 million, deposits of $501 million and shareholders’ equity of $51 million.

The Company’s Administrative Offices are located at 1360 East Lassen Avenue, Chico, California and its telephone number is (530) 899-2344. References herein to the “Company” include the Company and the Bank, unless the context indicates otherwise.

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

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990. The Bank’s Administrative Office is located at 1360 East Lassen Avenue, Chico, California. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 2007, the Bank had approximately $579.3 million in assets, $441.4 million in loans and $513.8 million in deposits.

We operate seven full-service branch offices in four Butte County communities, one full-service branch office in Sutter County, two full-service branches in Tehama County, one full-service branch in Yuba County, one full-service branch in Colusa County, three full-service branches in Shasta County, one Loan Production office in Sacramento County, and one Loan Production office in Butte County. We offer a full range of banking services to individuals and various-sized businesses in the communities we serve. The locations of those offices are:

Chico:	Main Office	Paradise	South Paradise Branch
	2041 Forest Avenue		672 Pearson Road

	Administrative Headquarters 1360 East Lassen Avenue		North Paradise Branch 6653 Clark Road

	North Chico Branch	Oroville	Oroville Branch
	237 West East Avenue		2227 Myers Street

	Central Chico Branch	Magalia	Magalia Branch
	900 Mangrove Avenue		14001 Lakeridge Circle

Citrus Heights	Citrus Heights Loan Office 5959 Greenback Lane#450	Yuba City	Yuba City Branch 1600 Butte House Road

Redding	Redding Branch 2951 Churn Creek Hilltop Branch 1335 Hilltop Drive	Red Bluff Anderson	Red Bluff Branch 10 Gilmore Rd Anderson Branch 5026 Rhonda Road

Marysville	Marysville Branch	Colusa	Colusa Branch
	904 B Street		1017 Bridge Street

Gridley	Gridley Loan Office	Corning	Corning Branch
	1010 Spruce Street		950 Hwy 99W

In addition, our, Data Processing, Call Center and Bank Card Center are located at 1390 Ridgewood Drive, Chico. Our Real Estate Loan Center and Central Note Department are located at 1360 East Lassen Avenue, Chico.  We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices. These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, The cities of Red Bluff and Corning in Tehama County, the city of Marysville in Yuba County, the city of Colusa in Colusa County, the city of Citrus Heights in Sacramento County, and the cities of Anderson and Redding in Shasta County.

Throughout the history of Butte Community Bank, our growth has been exclusively by establishing de novo full-service branch offices and credit centers in various locations in California’s Northern Sacramento Valley and foothill region.  With a predominant focus on personal service, Butte Community Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses, including agricultural and real estate customers in Butte and other surrounding counties. Our principal retail lending services include home equity and consumer loans. In addition, we have three other significant dimensions which surround this core of retail community banking:  Agricultural lending, commercial lending, and real estate financing (both construction and long term).

The Agricultural Credit Centers located in Yuba City, Chico, and Red Bluff provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers and small business farming organizations.

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices. In addition, we staff our Chico, Paradise, Oroville, Red Bluff and Yuba City and Redding offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Fannie Mae and various non-governmental programs. Traditionally the Bank serviced real estate loans sold on the secondary market, but in September 2007 the servicing portfolio was sold and since that time as these loans are sold, the servicing is also released.   We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998. The Bank’s SBA program generated approximately $4.1 million in loans during the past year. It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  The Bank was also recognized as the number one USDA Business and Industry (B&I) Lender in the nation during 2007 for number of loans made having originated twenty loans totaling more than $30 million.  The primary purpose of the B&I program is to stimulate the local economy, create additional employment, attract additional commercial investment capital and support potential growth in tax revenue, which will improve the quality of life for rural residents.

As of December 31, 2007, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (6%); (ii) commercial and industrial (including SBA and B&I) loans (17%); (iii) real estate loans (commercial and construction) (65%); (iv) consumer loans (12%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options. As of December 31, 2007, we had 35,946 deposit accounts with balances totaling approximately $501 million, compared to 34,021 deposit accounts with balances totaling approximately $484 million at December 31, 2006. Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours drive-up and on-line banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, cash management, lockbox and other customary banking services. Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks. During the past few years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities. We now have a total of five such remote ATM’s at five different locations, including two hospitals, two convenience stores, and an entertainment center. These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience. In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.  Our newest service offering is Remote Deposit which utilizes a scanner that connects to the customer’s computer and the Internet. With it, the customer can scan checks received and issue deposits electronically to the Bank.

Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities. This results in a relatively modest average deposit balance of approximately $14,000 at December 31, 2007, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies. The Bank has had a relationship with a local title company for many years. They have kept substantial deposit balances over the years but during 2007, with the downturn in the real estate market, these balances decreased.

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

Recent Developments

On June 15, 2007 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to open a branch office in the city of Redding.  This branch subsequently opened on August 13, 2007.

On June 15, 2007 the Company filed applications with the California Department of Financial Institutions and the Federal Deposit Insurance Corporation for permission to open a branch office in the city of Anderson. This branch subsequently opened on August 22, 2007.

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

Employees

As of December 31, 2007 the Company had 190 full-time and 101 part-time employees. On a full time equivalent basis, the Company’s staff level was 260 at December 31, 2007, as compared to 263 at December 31, 2006. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital Ratios were 11.4% and 11.1%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.4% and 10.0%, respectively. As of December 31, 2007 and 2006, the Company’s Total Risk-Based Capital was 14.1% and 11.9% respectively, and its Tier 1 Risk-Based Capital Ratio was 13.1% and 10.9% respectively. The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2007 and 2006, the Bank’s Leverage Capital Ratios were 9.3% and 9.0%, respectively.

As of December 31, 2007 and 2006, the Company’s leverage capital ratios were 11.6% and 10.1%, respectively, exceeding regulatory minimums. At December 31, 2007 and 2006 the Company met all of its capital adequacy guidelines and the Bank was considered “well capitalized” under the prompt corrective action provisions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

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

Premiums for Deposit Insurance

The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. As a result of the merger of the BIF and SAIF, all insured institutions are subject to the same assessment rate schedule. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.

Effective January 1, 2007, the previous nine risk classifications (the risk-based assessment matrix) were consolidated into four risk categories. However, capital ratios and supervisory ratings continue to distinguish risk categories. The following table shows the relationship between the old nine-cell matrix and the new risk categories as well as the initial assessment rates for each new risk category. Supervisory Group A generally include institutions with CAMELS composite ratings of 1 or 2; Supervisory Group B generally includes institutions with a CAMELS composite rating of 3; and Supervisory Group C generally includes institutions with CAMELS composite ratings of 4 or 5.  The current DIF base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Supervisory Group
Capital Group	A	B	C
	I	II	III
Well Capitalized	5-7	10	28
Adequately Capitalized
	III		IV
Undercapitalized	28		43

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

Changes in Legislation and Regulation of Financial Institutions

We are subject to extensive government regulation, which may impact our ability to increase our assets and earnings.  Banking operations are subject to regulation by federal and state and governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change.  In addition, various laws, rules and regulations are periodically proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

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

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank was last examined for CRA compliance in February 2007 and received a “satisfactory” CRA Assessment Rating.

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

Financial Modernization Act

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company became a financial holding company in 2004 for the purpose of establishing the subsidiary BCB Insurance Agency.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

Item 1a. Risk Factors

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2008. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

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

Changes in Economic Conditions

Changes in economic conditions could materially affect the Company.  Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control.  Deterioration in economic conditions could result in the following consequences.

•                  Problem assets and foreclosures may increase

•                  Demand for our products and services may decline

•                  Low cost or non-interest bearing deposits may decrease

•                  Collateral for loans, especially real estate, may decline in value, reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio, we may be particularly susceptible to the adverse economic conditions in the state of California and in the seven counties where our business is concentrated.

Beginning in the summer of 2004 the Federal Reserve Board began raising its target rate and by year end it had increased by 1.25% to 5.25%. Throughout 2005 the Federal Reserve Board continued to increase its target rate and by year end it reached 7.25%. During 2006 the target rate was increased 25 basis points four times ending on June 29, 2006 at 8.25% where it remained through the end of the year.   In 2007 the rate was unchanged until September 18, when it was lowered by 25 basis points.  Subsequent adjustments to lower the rate further were done in October and December with a year end rate of 7.25%.  Then in January, at an unscheduled meeting, the Federal Reserve Board lowered the target rate by 75 basis points to 6.50% and again by 50 basis points on January 30, 2008 to 6.0%. These actions by the Federal Reserve Board were brought on by conditions of slowing economic growth reflecting the intensification of the housing correction and declines in business and consumer spending.  These changes impacted the Company as market rates for loans, investments and deposits respond to the Federal Reserve Board’s actions. A significant portion of our total loan portfolio is related to real estate obligations, particularly residential real estate loans. Our local economies are currently experiencing stabilization from the rapid pace of people moving into our service areas that we had become accustomed to during the recent years.  According to data provided by the Chico Association of Realtors, 996 homes were sold in Chico in 2005, 904 in 2006, and 873 in 2007.  These numbers represent a decline of just 12% in two years.  For the entire state of California the figure is 50%.

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downturn in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. The values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. There is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

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

Managing Our Growth

Our Company’s total assets increased from $550 million at December 31, 2006 to $581 million at December 31, 2007. Management’s intention is to leverage the Company’s current infrastructure and by acquiring the lowest cost deposits available and allocating those deposits into the highest earning assets possible. Although no assurance can be provided that this strategy will result in significant growth. Our ability to manage growth will depend primarily on our ability to:

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

•                  loan impairment.

We maintain an allowance for loan losses at a level which we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will hurt our business. In addition, the FDIC and the California Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan losses. Such agencies may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the California Department of Financial Institutions could also impact our business.

Item 1b. Unresolved Staff Comments

No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

Item 2.           Properties

The following properties (real properties and/or improvements thereon) are owned by the Company and are unencumbered. In the opinion of Management, all properties are adequately covered by insurance.

		Square Feet of	Land and
Location	Use of Facilities	Office Space	Building Cost
672 Pearson Road
Paradise, California
(Opened December 1990)	Branch Office	4,200	$1,039,475

2227 Myers Street
Oroville, California
(Opened December 1990)	Branch Office	9,800	$1,029,737

2041 Forest Avenue
Chico, California
(Opened September 1996)	Branch Office	8,000	$1,543,845

1390 Ridgewood Drive
Chico California	Central Services/
Opened May 1998)	Information Svcs	8,432	$1,098,293

1600 Butte House Road
Yuba City, California
(Opened September 1997)	Branch Office	6,580	$1,448,340

237 West East Avenue
Chico, California
(Branch opened June 1999, moved
to this site November 2003)
building is owned, land is leased	Branch Office	4,771	$845,493

10 Gilmore Road
Red Bluff, California
(Branch opened May 2004,
moved to this site June 2006)	Branch Office	8,000	$1,790,000

1360 East Lassen Avenue
Chico, California	Administration
(Opened January 2007)	Credit Services	17,000	$3,097,961

1335 Hilltop Dr
Redding, California
(Opened August 2007)	Branch office	4,150	$1,447,000

5026 Rhonda Rd.
Anderson, California
(Opened August 2007)	Branch office	3,202	$1,012,000

The following facilities are leased by the Company:

		Square Feet of	Monthly Rent	Term of
Location	Use of Facilities	Office Space	as of 12/31/07	Lease
14001 Lakeridge Circle	Branch Office	600	$570	3/31/2008	(1)
Magalia, California

237 West East Ave.	Branch Office		$4,552	10/31/2028	(2)
Chico, California
land lease only

900 Mangrove Ave.	Branch Office	6,000	$6,954	9/30/2011	(3)
Chico, California

6653 Clark Road	Branch Office	4,640	$5,170	3/31/2013	(4)
Paradise, California

2951 Churn Creek Rd	Branch Office	15,000	$9,300	6/30/2011	(5)
Redding, California

5959 Greenback #430	Loan Office	1,864	$3,130	7/31/2012	(6)
Citrus Heights, California

936 Mangrove Ave.	General Offices	6,000	$4,692	2/28/2013	(7)
Chico, California

904 B Street	Branch office	16,742	$10,670	10/31/2016	(8)
Marysville, California

1017 Bridge St	Branch office	1,500	$1,300	2/28/2014	(9)
Colusa, California

1010 Spruce Street	Loan Office	960	$900	month to month
Gridley, California

950 Hwy 99W	Branch office	5,300	$13,250	10/31/2016	(10)
Corning, California

1335 Hilltop Dr	Branch office		$6,250	2/28/2021	(11)
Redding, California
land lease only

5026 Rhonda Rd.	Branch office		$4,500	12/31/2027	(12)
Anderson, California
land lease only

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

(5) This is the termination date of the current 5-year lease. The Company has two renewal options for five years each.

(6) This is the termination date of the current 5-year lease. The Company does not have renewal options on this property.

(7) This is the termination date of the current 10-year lease. The Conpany also has one renewal option for ten years.

(8) This is the termination date of the current 10-year lease. The Company has two renewal options for five years each.

(9) This is the termination date of the current 10-year lease. The Company does not have renewal options on this property.

(10) This is the termination date of the current 20 year lease. The Company also has one renewal option for ten years.

(11) This is the termination date of the current 15 year land lease. The Company has three renewal options for five years each.

(12) This is the termination of the current 20year land lease. The company also has three renewaloptions for ten years each.

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders’ during the fourth quarter of the fiscal year ended December 31, 2007.

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

CommunityValleyBancorp

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Community Valley Bancorp	100.00	135.15	187.19	194.40	209.35	143.54
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Bank Pink $100M-$500M Index	100.00	135.83	164.17	182.32	199.57	178.22
SNL Bank Pink > $500M	100.00	139.37	163.02	173.49	190.35	175.39

The following table summarizes trades of the Company setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources. The information in the following table does not include trading activity between dealers.

	Sale Price of the Company's		Approximate
Calendar	Common Stock		Trading Volume
Quarter Ended	High	Low	Shares
March 31, 2006	15.75	13.30	204,499
June 30, 2006	19.79	15.20	202,017
September 30, 2006	17.95	15.07	122,036
December 31, 2006	17.80	14.63	216,408
March 31, 2007	15.00	12.00	130,814
June 30, 2007	14.00	12.24	94,267
September 30, 2007	14.59	10.02	131,088
December 31, 2007	13.85	9.45	140,544

(b)                                  Holders

On March 5, 2008 there were approximately 555 shareholders of record of the Company.

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

The Company paid cash dividends quarterly totaling $2.4 million or $0.32 per share in 2007 and $1.9 million or $0.26 per share in 2006, representing 37% and 27%, respectively of the prior year’s earnings. The Company anticipates paying dividends in the future consistent with the general dividend policy which declares that dividends must meet applicable legal requirements while maintaining the minimum capital ratios established by the Company.

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

(d)                                  Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2006, 143,950 shares were repurchased for $2,498,000 at an average price of $17.35 per share.   During 2005, no shares of the Company’s common stock were repurchased.  There were no shares available for repurchase under this plan after December 31, 2006.

The Board of Directors approved a plan to repurchase up to $6,000,000 of the outstanding common stock of the Company in 2007. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2007, 18,864 shares were repurchased for $210,000 at an average price of $11.15 per share.

(e)                                  Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2007, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a). (c)
Equity compensation plans approved by security holders	476,921	$6.75	73,877
Equity compensation plans not approved by security holders	None	None	None

Total	476,921	$6.75	73,877

(f)                                    Sales of Unregistered Securities

On July 10, 2007 the Company issued an aggregate of $8,000,000 in principal amount of its Fixed Rate Middle Market Capital Securities due 2037 (the “Subordinated Debt Securities”). All of the Subordinated Debt Securities were issued to Community Valley Trust II, a Delaware statutory business trust and a wholly-owned but unconsolidated subsidiary of the Company (the “Trust”). The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof. The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds raised by the Trust from the sale of $8,000,000 in principal amount of the Trust’s Fixed Rate Capital Trust Pass-through Securities (the “Trust Preferred Securities”). Sandler O’Neill & Partners, L.P. acted as the placement agent in connection with the offering of the Trust Preferred Securities.  The sale of the Trust Preferred Securities was part of a larger transaction arranged by Sandler O’Neill & Partners, L.P. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled Trust Preferred Securities”). The Pooled Trust Preferred Securities were sold by Sandler O’Neill & Partners, L.P. only (i) to those entities Sandler O’Neill & Partners, L.P. reasonably believed were qualified institutional  buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

Item 6.    Selected Financial Data

The “selected financial data” which follows has been derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system. The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Statistical information below is generally based on average daily amounts.

Selected Financial Data

	As of December 31,
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Income Statement Summary
Interest income	$43,223	$40,814	$32,438	$24,980	$21,517
Interest expense	$13,889	$9,532	$5,331	$4,056	$4,396
Net interest income before provision for loan losses	$29,334	$31,282	$27,107	$20,924	$17,121
Provision / credit for loan losses	$(16)	$775	$825	$790	$655
Non-interest income	$8,475	$6,769	$6,711	$6,019	$5,950
Non-interest expense	$26,927	$25,023	$20,824	$16,740	$13,818
Income before provision for income taxes	$10,898	$12,253	$12,169	$9,413	$8,598
Provision for income taxes	$4,439	$5,102	$4,971	$3,803	$3,329
Net Income	$6,459	$7,151	$7,198	$5,610	$5,269

Balance Sheet Summary
Total loans, net	$441,350	$442,251	$401,221	$339,174	$270,231
Allowance for loan losses	$(5,232)	$(5,274)	$(4,716)	$(4,381)	$(3,587)
Investment securities held to maturity	$1,596	$1,777	$2,295	$2,582	$3,823
Investment securities available for sale	$4,668	$3,350	$4,381	$4,379	$502
Interest-bearing deposits in banks	$4,250	$2,278	$6,636	$8,715	$7,925
Cash and due from banks	$31,714	$20,558	$18,988	$21,778	$26,205
Federal funds sold & other	$54,290	$42,070	$29,015	$46,440	$50,605
Premises and equipment, net	$17,905	$15,359	$11,221	$9,027	$8,554
Total interest-earning assets	$506,154	$491,726	$443,548	$401,290	$333,086
Total assets	$580,620	$550,037	$494,777	$449,675	$386,723
Total interest-bearing deposits	$423,417	$407,868	$350,682	$318,266	$274,048
Total deposits	$500,991	$484,856	$434,018	$399,059	$342,511
Total liabilities	$529,646	$504,310	$453,222	$415,144	$356,774
Total shareholders’ equity	$50,974	$45,726	$41,555	$34,531	$29,949

Per Share Data (1)
Basic earnings per share	$0.87	$0.98	$1.00	$0.79	$0.75
Diluted earnings per share	$0.85	$0.93	$0.95	$0.74	$0.71
Book value per weighted average share	$6.81	$6.28	$5.80	$4.86	$4.26
Cash dividends	$0.32	$0.26	$0.16	$0.16	$0.16

Weighted average common shares outstanding, basic	7,416,874	7,279,969	7,166,258	7,112,386	7,025,290

Weighted average common shares outstanding, diluted	7,611,959	7,661,045	7,611,704	7,601,092	7,430,518

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (2)	13.22%	15.99%	18.82%	17.20%	19.07%
Return on Average Assets (3)	1.13%	1.38%	1.51%	1.34%	1.44%
Net Interest Margin (4)	5.68%	6.62%	6.32%	5.70%	5.32%
Dividend Payout Ratio (5)	36.74%	26.47%	15.93%	20.28%	20.67%
Equity to Assets Ratio (6)	8.78%	8.64%	8.02%	7.82%	7.54%
Net Loans to Total Deposits at Period End	47.74%	91.21%	92.44%	84.99%	78.90%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.06%	0.51%	0.00%	0.03%	0.02%
Nonperforming Assets to Total Loans and Other Real Estate	0.06%	0.51%	0.00%	0.03%	0.02%
Net Charge-offs to Average Loans	0.00%	0.02%	0.00%	0.00%	0.03%
Allowance for Loan Losses to Net Loans at Period End	1.17%	1.18%	1.16%	1.16%	1.19%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	11.5%	10.1%	9.8%	9.5%	9.9%
Tier 1 Capital to Total Risk-Weighted Assets	13.1%	10.9%	11.4%	11.3%	12.2%
Total Capital to Total Risk-Weighted Assets	14.1%	11.9%	12.5%	12.5%	13.3%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2007 and 2006 and results of operations of the Company for each of the years in the three-year period ended December 31, 2007. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market. The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. Servicing assets are amortized over the estimated life of the related loan. I/O strips are not significant at December 31, 2007. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.    Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

Summary of Performance

For 2007, net income was $6.46 million, compared to the $7.15 million earned in 2006 and net income of $7.2 million in 2005. Net income per diluted share was $.85 for 2007, as compared to $.93 during 2006 and $.95 in 2005. The Company’s Return on Average Assets (“ROAA”) was 1.13% and Return on Average Equity (“ROAE”) was 13.22% in 2007, as compared to 1.38% and 15.99%, respectively, in 2006 and 1.51% and 18.82%, respectively, for 2005.

The downward movement in rates of 100 basis points by the FOMC (Federal Open Market Committee), during the third and fourth quarter of 2007 had a negative impact on the net interest margin. Net interest income decreased by $1.9 million from 2006 to 2007 due to slower growth of earning assets and a change in the mix of both earning assets to higher relative levels of Federal funds sold and in interest bearing liabilities to higher interest bearing accounts.  The downturn in the real estate market had a negative effect on our construction loan business and the resulting mortgage loans that in the past had resulted in substantial gains when sold on the secondary market. However, the Company was able to sell several USDA Business and Industry guaranteed loans and SBA loans for substantial gains during 2007. Increases in non interest expenses are, primarily related to salaries and employee benefits and increased occupancy costs from the two new branches opened in the third quarter in Anderson and Redding.

Results of Operations

The Impact of Changes in Assets and Liabilities to Net Interest Income and Net Interest Margin

We monitor asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities.  We respond to all of these to protect and maximize income while managing risks within acceptable levels as set by the Company’s policies.  In additional alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company.  This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in ways described below.  The management staff responsible for asset/liability management operates under the oversight of the Asset/Liability Committee and provides regular reports to the Board of Directors.  Board approval is obtained for major actions or the occasional exception to policy.

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

Net interest income, which is simply total interest income (including fees) less total interest expense, was $29.3 million in 2007 compared to $31.3 million and $27.1 million in 2006 and 2005, respectively. This represents a decrease of 6.2% in 2007 from 2006 and an increase of 15.5% in 2006 over 2005. The amount by which interest income exceeds interest expense depends on several factors. Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

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

	Years Ended December 31,
	2007 over 2006			2006 over 2005
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets:
Loans	$1,058	$(331)	$728	$4,916	$3,682	$8,598
Federal funds sold	1,685	(56)	1,629	(405)	308	(97)
Investment securities:
Taxable	(14)	62	48	(48)	30	(18)
Tax-exempt (1)	—	(1)	(0)	(45)	(1)	(46)
Interest bearing deposits in banks	(77)	80	4	(106)	45	(61)
Total	2,653	(245)	2,408	4,312	4,064	8,376

Interest-bearing liabilities:
Interest bearing deposits:
NOW and MMDA deposits	(294)	21	(273)	(53)	578	525
Savings deposits	676	2,554	3,230	6	150	156
Time deposits	62	1,037	1,099	1,482	1,878	3,360
Total interest bearing deposits	444	3,612	4,056	1,435	2,606	4,041

Other borrowings	369	(73)	296	17	142	159
Total Interest bearing liabilities	813	3,539	4,352	1,452	2,748	4,200
Net interest margin/income	$1,840	$(3,784)	$(1,944)	$2,860	$1,316	$4,176

(1)          Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Company’s net interest margin for 2007 was 5.68% a decrease of 94 basis points from the 6.62% reported in 2006. For the year 2005, this margin was 6.32%. The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

Distribution, Rate & Yield

	Year Ended December 31,
	2007 (a)			2006 (a)			2005 (a)
	Avg		Average	Avg		Average	Avg		Average
(In thousands, except percentages)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Investments:
Federal funds sold	$51,358	$2,475	4.82%	$17,164	$846	4.93%	$30,066	$943	3.14%
Taxable	4,053	229	5.66%	4,403	181	4.12%	5,793	199	3.45%
Non-taxable (1)	1,377	65	4.70%	1,370	65	4.74%	2,289	111	4.85%
Interest bearing deposits in banks	2,509	182	7.24%	4,409	178	4.04%	7,918	239	3.02%
Total investments	59,297	2,951	4.98%	27,346	1,270	4.65%	46,066	1,492	3.24%
Loans:
Agricultural	30,832	2,818	9.14%	28,129	2,578	9.17%	25,388	2,032	8.00%
Commercial	70,732	7,242	10.24%	67,608	6,655	9.84%	63,051	5,827	9.24%
Real estate	307,430	26,472	8.61%	307,921	27,167	8.82%	263,141	20,967	7.97%
Consumer	48,039	3,740	7.79%	41,461	3,144	7.58%	31,079	2,120	6.82%
Total loans	457,033	40,272	8.81%	445,119	39,544	8.88%	382,659	30,946	8.09%
Total earning assets (2)	516,330	43,223	8.37%	472,465	40,814	8.64%	428,725	32,438	7.57%
Non earning assets	56,122			45,159			48,167
Average total assets	$572,452			$517,624			$476,892

Liabilities & Shareholders’ Equity
Interest bearing deposits:
NOW	$116,403	$919	0.79%	$137,358	$1,210	0.88%	$143,250	$934	0.65%
Savings	113,913	3,567	3.13%	37,893	337	0.89%	36,759	181	0.49%
Money market	32,440	631	1.94%	40,066	616	0.88%	41,795	368	0.88%
TDOAs and IRAs	7,632	343	4.49%	6,537	242	3.70%	6,434	183	2.84%

Certificates of deposit < $100,000	77,341	3,655	4.73%	78,661	3,242	4.12%	54,005	1,510	2.80%

Certificates of deposit > $100,000	74,230	3,656	4.93%	72,513	3,061	4.22%	47,417	1,492	3.15%
Total interest bearing deposits	421,959	12,771	3.03%	373,028	8,708	2.33%	329,660	4,668	1.42%
Borrowed Funds:
Other borrowings	13,523	1,118	8.27%	9,334	824	8.81%	9,095	663	7.29%
Total borrowed funds	13,523	1,118	8.27%	9,334	824	8.81%	9,095	663	7.29%
Total interest bearing liabilities	435,482	13,889	3.19%	382,362	9,532	2.49%	338,755	5,331	1.57%
Demand deposits	81,860			83,427			89,325
Other liabilities	6,251			7,112			10,560
Total liabilities	523,593			472,901			438,640
Shareholders’ equity	48,859			44,723			38,252
Average liabilities and equity	$572,452			$517,624			$476,892

Net interest income & margin (3)		$29,334	5.68%		$31,282	6.62%		$27,107	6.32%

(a)   Average balances are obtained from the best available daily or monthly data.

(1)   Yields on tax exempt income have not been computed on a tax equivalent basis.

(2)   Non-accrual loans have been included in total loans for purposes of total earning assets.

(3)   Represents net interest income as a percentage of average interest-earning assets.

(4)          Yields and amounts earned on loans include loan fees of $1,936,000, $2,450,000 and $2,453,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

During 2007, the Company’s net interest margin declined primarily as a result of the change in the mix in earning assets from slower growth in the loan portfolio and the change in mix of interest bearing liabilities particularly savings. Average investments, primarily Federal funds sold, increased by 117% as loan growth, on an average basis, only increased by 2.7%.    This combination resulted in an overall decrease of 94 basis points in net the interest margin. On an average basis, the rates on loans decreased by 7 basis points resulting in a decrease in interest income of $331thousand. This decrease in rates was offset by the increase in the average volume of loans of $11.9 million that generated an additional $1.1 million in loan related interest income. On an average basis, the rate on investments increased by 33 basis points resulting in an increase in interest income of $85 thousand, this was augmented by the increase in average volume of investment securities of $32 million which resulted in an increase in interest income of $1.6 million.  Overall, interest income on earning assets increased by $2.4 million.

A large portion of the Bank’s loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price. Interest expense increased in 2007 as rates increased and the Company’s mix of deposits changed from transaction based lower rate demand deposits to a higher rate savings product introduced late in 2006 called a liquid certificate of deposit.  The average rates paid on interest bearing deposits for 2007 was 3.03% compared to 2.33% in 2006 and 1.42% in 2005. The changes in deposit rates in 2007 compared to 2006 were primarily due to the competitive pricing environment and the changes in interest rates brought on by Federal Reserve Board actions as discussed previously. The average rates that are paid on deposits generally trail behind these money market rate changes for two reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; and (2) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rate paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate. The average balances of interest bearing liabilities of $435,482,000 were $53,120,000 (13.9%) higher in 2007 than 2006.  Rates paid on interest bearing liabilities increased 70 basis points from 2006 to 2007.  On an average basis, NOW account deposits were down $21 million, savings account deposits were up $76 million, money market account deposits were down $7.6 million and certificate of deposit balances were up $1.5 million.  Average non-interest bearing demand deposits balances decreased by $1.6 million from 2006 to 2007.

From 2006 to 2007, the Company’s average loan portfolio grew by approximately $11.9 million, or 2.7%, building on the growth of $62 million, or 16.3% from 2005 to 2006. The earnings on that growth, net of associated funding costs, are a significant contributor to net interest income. During 2007, the loan portfolio averaged 80.4% of total assets, while for 2006 and 2005 such balances represented 86% and 80.2%, respectively, of average assets.

Based on current economic conditions, the Company expects moderate to aggressive decreases in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2008. In order to fund the loan portfolio growth anticipated in 2008, it is anticipated that the Company’s net interest margin will experience more compression as the lag period on time deposits repricing will not keep up with the amount of variable rate loans that reprice with each rate adjustment.

Non-interest Income and Non-interest Expense

For the year 2007, non-interest income increased 1,706,000 or (25.2%) to $8,475,000 as compared to $6,769,000 for 2006. Non interest income in 2005 was $6,711,000. The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, alternative investment fees earned on the sales of non-deposit investment products, merchant credit card fees, and earnings from changes in the cash surrender value of bank owned life insurance. Service charges on deposit accounts and loan sales income in 2007 accounted for 40.4% and 17.8%, respectively, of total non-interest income, as compared to 39.7% and 23.3%, respectively, for 2006 and 35% and 26.9%, respectively, for 2004. Loan servicing income, alternative investment fees, merchant credit card fees, and earning from cash surrender value of bank owned life insurance for 2007 were 4.7%, 4.2%, 4.8%, and 4.5% respectively, of total non-interest income, as compared to 6.8%, 5.2%, 5.6%, and 4.9% respectively, for 2006 and 7.2%, 7.8%, 5.8%, and 4.4% respectively, for 2005.  Other non-interest income represented 23.7%, 14.6%, and 13% respectively in 2007, 2006, and 2005.

The primary source of non-interest income during 2007 was from service charges on deposit accounts which increased by $736,000.  This was followed by other non-interest income which increased $1,024,000 largely due to the one time pre tax gain of $730,000 realized in the third quarter of 2007 from the sale of mortgage servicing rights. The increase in service charges on deposit accounts was primarily a result of the fees charged on additional deposit accounts opened during the year, and the overdraft privilege deposit product which on a year over year basis increased $650,000. Gains on sales of loan decreased $72,000 from $1,578,000 in 2006 to $1,506,000 in 2007. This was a result of the lower volume of loans sold during 2007. The real estate market has softened in most of the areas we serve which has resulted in more homes for sale thereby creating an environment more advantageous to the buyer than the seller.  The areas in and around our primary service area in Chico, California are not experiencing the extreme downturn in residential real estate values in the same manner as some of the more populous areas of California.  According to the Chico Association of Realtors, the median sale price of a single family home was $335,000 in 2005, $336,000 in 2006, and $325,000 in 2007, a drop of just 3% while the decrease statewide was 11.9%.  The biggest change in the Chico area was how long it took the average house to sell.  In 2005, a single family home stayed on the market for 52 days; in 2006, 63 days, and in 2007, 81 days.

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

The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company increased by 27% from 2006 to 2007. The reduction in loan servicing income of $62,000 from $457,000 in 2006 to $381,000 in 2007 was due to the sale of the mortgage loan portfolio discussed above.

Alternative investment fees earned on the sales of non-deposit investment products increased by $4,000 in 2007 compared to 2006 primarily as a result of more sales throughout the year.

Merchant credit card fees increased $22 thousand from $381 thousand in 2006, to $403 thousand in 2007. Through more aggressive marketing efforts of this product, management expects income from this area to increase somewhat in 2008.

A ratio that is used to compare the Company’s expenses to those of other financial institutions is the operating efficiency ratio.  This ratio takes into account the fact that for many financial institutions some of their income is not asset-based, it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities.  The operating efficiency ratio measures what portion of each dollar of net revenue is spent earning that revenue.  With a portion of the Company’s revenues coming from such areas as the Insurance Agency, Payroll Services and Merchant Services, i.e., from programs that require operating expenses to run but are not related to assets on the Company’s balance sheet, management focuses more on this ratio than the operating expense to assets ratio.    The Company is increasingly focused on enhancing its fee income. Based on the Company’s efficiency ratio of 70.6% for 2007, 65.8% for 2006, and 61.6% for 2005 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this focus will continue for the foreseeable future.

The Company’s total non-interest expense increased to $26.9 million in 2007, as compared to $25.2 million in 2006, and $20.9 million in 2005.

Salaries and employee benefits increased $205,000 or 1.3% from 2006 to 2007.   Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes, and stock option expense.  This increase resulted from normal cost of living raises.  The increase in salaries and benefits in 2006 compared to 2005 was $2,290,000 or 25.7%. Full time equivalent employees decreased to 260 at December 31, 2007 from 263 at December 31, 2006 which was an increase from 240 at December 31, 2005. Benefit costs and employer taxes increased commensurate with the salaries. It is management’s opinion that the Company can achieve significant growth in loans and deposits with the current level of staffing.

Occupancy and equipment expenses were $4,221,000, an increase of $741,000 or 21.3% when compared to the 2006 total of $3,480,000. Much of the increase in occupancy expense was related to the additional depreciation of $446,000 primarily related to the new headquarters building as well as  furniture, fixtures and equipment for the new Anderson and Redding branches which opened in the third quarter of 2007. The increase in occupancy expenses in 2006 compared to 2005 was $511,000 or 18%.

The majority of the increase in professional services costs of $329,000 from 2006 to 20076 relates to outsourcing our internal audit work and the process of complying with Sarbanes-Oxley 404. The increase in 2006 compared to 2005 was due to outsourcing of the internal audit work and the implementation process of Sarbanes-Oxley 404 compliance.  Advertising and marketing expenses increased by 13.9% in 2007 from 2006 after increasing by 60% in 2006 from 2005 as we promoted the new branches.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, director fees and retirement accruals, advertising and promotion, and other expenses totaled $5,319,000 for 2007 compared to $4,931,000 in 2006 and $4,651,000 in 2005, an increase of 7.9% and 6.0% on a year over year basis. Management considers this increase in expenses commensurate with the growth of the Company.

The Company has two share based compensation plans. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employees services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The Company elected to use the modified prospective transition method of adoption such that SFAS No. 123(R) applies to the unvested portion of previously issued awards, new awards and to awards modified, repurchased or canceled after the adoption date.  Accordingly, commencing January 1, 2006, the Company recognized stock-based compensation for all current award grants and for the unvested portion of previous award grants that are expected to vest based on the grant date fair value.  Prior to 2006, the Company accounted for stock-based compensation awards under Accounting Principles Board Opinion No. 25 intrinsic value method, under which no compensation expense was recognized because all historical options granted were at an exercise price equal to the market value of the Company’s stock on the grant date.  Financial statements prior to adoption have not been adjusted to reflect fair value stock-based compensation expense under SFAS No. 123(R).

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2007 are $139,000 and $123,000, respectively, and for the year ended December 31, 2006 are $175,000 and $163,000, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2007 would have been $.89 and $.87, respectively, without the adoption of SFAS 123(R) compared to $.87 and $.85, respectively, as reported. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.00 and $.95, respectively, without the adoption of SFAS 123(R) compared to $.98 and $.93, respectively, as reported.

There were no significant changes in the valuation methods or types of awards or terms made by the Company subsequent to the adoption of SFAS No. 123(R) and no cumulative effect adjustments were made at adoption to the financial statements.

As of December 31, 2007, there was $174,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.0 years.  See Notes 1 and 11 to the audited Consolidated Financial Statements in Item 8.

	2007	% of Total	2006	% of Total	2005	% of Total
Non-interest income:
Service charges on deposit accounts	$3,422	37.17%	$2,686	39.68%	$2,351	35.03%
Gain on sale of loans	1,506	16.36%	1,578	23.31%	1806	26.91%
Loan servicing income	395	4.29%	457	6.75%	481	7.17%
Alternative investment fees	354	3.85%	350	5.17%	520	7.75%
Merchant card processing fees	403	4.38%	381	5.63%	390	5.81%
Earnings from cash surrender value of bank owned life insurance	383	4.16%	330	4.88%	294	4.38%
Gain on sale of mortgage servicing assets	730	7.93%	—	0.00%	—	0.00%
Other	2,012	21.86%	987	14.58%	869	12.95%
Total non-interest income	$9,205	100.00%	$6,769	100.00%	$6,711	100.00%
As a percentage of average earning assets	1.78%		1.43%		1.57%

Non-interest expense:
Salaries and employee benefits	$15,630	58.57%	$15,425	61.64%	$12,270	58.64%
Occupancy and equipment	4,221	15.82%	3,480	13.91%	2,969	14.19%
Professional fees	1,516	5.68%	1,187	4.74%	1,035	4.95%
Telephone and postage	594	2.23%	630	2.52%	580	2.77%
Stationery and supply costs	828	3.10%	601	2.40%	545	2.60%
Director fees and retirement accrual	482	1.81%	450	1.80%	469	2.24%
Advertising and promotion	752	2.82%	660	2.64%	412	1.97%
Other	2,663	9.98%	2,590	10.35%	2,645	12.64%
Total non-interest expense	$26,686	100.00%	$25,023	100.00%	$20,925	100.00%
As a percentage of average earning assets	5.17%		5.30%		4.88%

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings. The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions for loan losses and undisbursed commitments in 2007, 2006, and 2005 were $225,000, $775,000, and $825,000 respectively. The amounts allocated to the provision and the undisbursed commitments were $(16,000) and $241,000 respectively for 2006, $638,000 and $137,000 for 2005 and $724,000 and $101,000 for 2004.  The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses.”

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

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books. At December 31, 2007, the Company’s $5.8 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction offset by the temporary differences related to certain deferred tax liabilities.

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

A comparison between the summary year-end balance sheets for 2003 through 2007 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, deposits, and shareholders’ equity have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2004 when the Company grew by $63 million, or 16.3%.  This was followed by growth in the Company’s total assets during 2005 of $45 million or 10% and growth in the Company’s total assets during 2006 of approximately $55 million, or 11.2% and growth in the Company’s total assets during 2007 of approximately $30 million, or 5.6%.

Late in 2006 the Company began offering a savings product which we called a liquid certificate of deposit. It was developed as an alternative to traditional certificates of deposit which had accounted for nearly all of the deposit growth the Company experienced during 2006.  This product was very popular during 2007 as we found many customers deciding to exchange some of the earnings on  the higher rate certificates of deposit for the liquidity feature of the lower rate liquid certificate of deposit.  As a result, the mix of our core deposit base changed during 2007 as NOW and Money Market account balances, on an average basis, declined by 18% and 23% respectively while savings balances, including the liquid certificate of deposits, increased by 200% and certificates of deposit balances remained relatively unchanged.  The weighted average rate of our certificates of deposit was 4.81% compared to 3.13% for the savings products.  Had the deposit growth in 2007 come from the traditional certificates of deposit as it had in 2006, our interest expense would have been approximately $1.3 million higher.

Deposit interest rates gradually increased through 2007 before declining in the fourth quarter.  On an average basis, deposits increased $48.9 million while the average rates paid on all interest bearing deposits increased by 70 basis points.     Throughout 2007 deposit growth was achieved in our newer markets in Red Bluff, Marysville, Corning,  Redding, and Anderson. We believe this will be the case again in 2008 but we are optimistic that our more seasoned branches will be able to increase market share.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision. The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category. At December 31, 2007, gross loans represented 77.1% of total assets, as compared to 81.5% and 82.3% at December 31, 2006 and 2005, respectively. By the end of the fourth quarter of 2007our loan balances had declined by $28 million from what had been reported at September 30, 2007, as several large relationships paid their loans off. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 2003 and 2007. The Loan Distribution table which follows sets forth the amount and composition of the Company’s total loans outstanding in each category at the dates indicated.

Loan Distribution

(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Agriculture	$25,367	$25,745	$24,803	$22,177	$20,820
Commercial	77,680	65,241	61,162	58,662	57,739
Real estate- commercial	208,531	208,102	173,449	146,876	111,249
Real estate- construction	81,891	105,449	111,130	90,643	63,345
Installment	53,801	43,789	36,501	26,219	21,698
	447,270	448,326	407,045	344,577	274,851

Deferred loan fees, net	(688)	(801)	(1,108)	(1,022)	(1,033)
Allowance for loan losses	(5,232)	(5,274)	(4,716)	(4,381)	(3,587)
	$441,350	$442,251	$401,221	$339,174	$270,231

Percentage of Total Loans
Agriculture	5.67%	5.74%	6.09%	6.44%	7.58%
Commercial	17.37%	14.55%	15.03%	17.02%	21.01%
Real estate- commercial	46.62%	46.42%	42.61%	42.63%	40.48%
Real estate- construction	18.31%	23.52%	27.30%	26.31%	23.05%
Installment	12.03%	9.77%	8.97%	7.60%	7.89%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased $171 million, or 63%, over the last four years. The largest percentage of growth over that four year period and continuing in 2007 was in Installment loans which grew by $10 million in 2007 and 148% over the past four years.  The largest dollar volume increase during that that four year period was in commercial real estate which grew by $97.3 million or 87%.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as consumer loans. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. During 2007 loans secured by real estate declined by $23 million, or 7.4%, and commercial loans grew by $12.4 million, or 19%.  Installment loans increased by $10 million, or 22.9%.  Loans secured by real estate and commercial loans comprised 64.9% and 17.4%, respectively, of the Bank’s total loan portfolio at December 31, 2007.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence. Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program. For the fiscal year ended September 30, 2007, the Company was named the number one USDA Business and Industry lender in the entire United States for number of loans made by originating 20 loans totaling more than $30million. The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally. This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

Consistent with the overall growth in loans, the most significant shift in the loan portfolio mix over the past four years has been in loans secured by commercial real estate, which increased from 40.5% of total loans at the end of 2003 to 46.6% of total loans at the end of 2007. Real estate lending is an important part of the Company’s focus, and even though this segment of loans did not increase in 2007 it is likely to remain so for the immediate future. Commercial loans decreased to 17.4% of total loan balances by the end of 2007 from 21.1% at the end of 2002, and agricultural loans decreased during the same period to 5.7% of the total loan balances from 7.6%. The decline in the percentage of agricultural loans to total loans over the last few years has been due to the growth in the other lending areas outpacing the growth in the agricultural lending. Agricultural borrowing relationships have remained consistent year after year and we have not substantially expanded this part of our business.  Installment loans have increased from 7.9% of the portfolio in 2003 to 12% of total loans at the end of 2007.

Another important aspect of the Company’s loan business has been that of residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years. During 2007, the Company originated and sold aggregate balances of approximately $39 million of such loans, a $13 million decrease from the $52 million originated and sold in 2006. In September, 2007 the Company sold the servicing rights to the mortgage loans it was servicing for the Federal National Mortgage Association (FNMA).

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement. Total outstanding commitments to extend credit were $184 million at December 31, 2007 as compared to $186 million at December 31, 2006. These commitments represented 41% of outstanding gross loans at December 31, 2007 and December 31, 2006, respectively. The Company’s stand-by letters of credit at December 31, 2007 were $6.7 million and $5.1 million at December 31, 2006, respectively, which represented approximately 3.5% and 2.7% of total commitments outstanding at the end of 2007 and 2006. It is not anticipated that all of these commitments or stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise. The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. The table in Note 16 to the consolidated financial statements shows that at December 31, 2007, the difference in the carrying amount of loans, i.e., their face value, is about $ 3.3 million or .75 % more than their fair value. At the end of 2006, the carrying amount of loans was about $3.5 million or .80% more than the fair value.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2007, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years. (Non-accrual loans are intermixed within each category.)

(dollars in thousands)	One year or less	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$14,007	$9,873	$1,487	$25,367	$—	$11,360
Commercial	24,949	14,349	38,382	77,680	5,352	47,379
Real estate - commercial	105,373	91,055	12,103	208,531	2,059	101,099
Real estate - construction	76,687	5,045	159	81,891	—	5,204
Installment	5,564	44,951	3,286	53,801	—	48,237

Total	$226,580	$165,273	$55,417	$447,270	$7,411	$213,279

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

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2007	2006	2005	2004	2003
Nonaccrual Loans:
Agricultural	$—	$—	$—	$17	$—
Commercial and Industrial	$—	$1,502	$—	$—	$46
Real Estate
Secured by Commercial/Professional Office	$—	$—	$—	$—	$—
Properties Including Construction and Development	$233	$—	$—	$—	$—
Secured by Residential Properties	$20	$780	$—	$84	$—
Secured by Farmland	$—	$—	$—	$—	$—
Consumer Loans	$—	$—	$9	$—	$8
SUBTOTAL	$253	$2,282	$9	$101	$54

Other Real Estate (OREO)	$—	$—	$—	$—	$—
Total non-performing Assets	$253	$2,282	$9	$101	$54
Restructured Loans	N/A	N/A	N/A	N/A	N/A
Non-performing loans as % of total gross loans	0.06%	0.51%	0.00%	0.03%	0.02%
Non-performing assets as a % of total gross loans and other real estate	0.06%	0.51%	0.00%	0.03%	0.02%

Total non-performing balances were $253,000 at the end of 2007, which consisted of two real estate loans. The first one was a vacant lot secured by a first deed of trust in the amount of $233,000 which the Company eventually obtained through foreclosure and is attempting to sell.  The other loan was an equity line of credit secured by a second deed of trust on a single family residence in the amount of $20,000.   Other than the loans included as non-performing assets at December 31, 2007, the company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at a future date.

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

Allowance For Loan Losses

(In thousands, except for percentages)

	As of December 31,
	2007	2006	2005	2004	2003
Balances:
Average loans outstanding during period	$456,818	$445,119	$382,659	$313,912	$254,682
Gross loans outstanding at end of period.	$446,582	$448,326	$407,045	$344,577	$274,851

Allowance for Loan Losses:
Allowance for possible loan losses at beginning of period	$5,274	$4,716	$4,000	$3,587	$3,007
Adjustments	$—	$—	$—	$—	$—
Provision charged to expense	$225	$775	$824	$790	$655

Loans charge-offs
Agricultural	$2	$—	$—	$—	$—
Commercial & industrial loans	$13	$42	$—	$11	$77
Real estate	$8	$31	$—	$—	$—
Consumer	$3	$9	$9	$12	$4
Credit card loans	$—	$—	$—	$—	$—
Total	$26	$82	$9	$23	$81

Recoveries
Agricultural	$—	$—	$—	$—	$—
Commercial	$—	$2	$1	$15	$—
Real estate	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$12	$6
Credit card loans	$—	$—	$—	$—	$—
Total	$—	$2	$1	$27	$6
Net loan charge-offs	$26	$80	$8	$(4)	$75
Allowance for unfunded loan commitments	$(241)	$(137)	$(100)	$(381)	$—
Allowance for loan losses at end of period	$5,232	$5,274	$4,716	$4,000	$3,587

Ratios:
Net loan charge-offs to average loans	0.00%	0.02%	0.00%	0.00%	0.03%
Allowance for loan losses to gross loans at end of period	1.17%	1.18%	1.16%	1.16%	1.31%
Allowance for loan losses to non-performing loans	2067.98%	231.11%	52411.11%	3960.40%	6642.59%
Net charge-offs to allowance for loan losses at end of period	0.50%	1.52%	0.17%	(0.10)%	2.09%
Net loan charge-offs to provision charged to operating expense	11.56%	10.32%	0.97%	(0.51)%	11.45%

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

Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio. The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes. Management believes that our current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan losses is adequate as of December 31, 2007 to cover known and inherent risks in the loan portfolio. However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

(dollars in thousands)

	As of December 31,
	2007		2006		2005		2004		2003
		% Total (1)		% Total (1)		% Total (1)		% Total (1)		% Total (1)
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Agricultural	$313	5.89%	$219	5.74%	$200	6.09%	$244	6.44%	$179	7.58%
Commercial	$631	16.13%	$626	14.55%	$1,123	15.03%	$690	17.02%	$1,258	21.01%
Real Estate	$4,628	65.95%	$4,172	69.94%	$3,488	69.91%	$3,027	68.93%	$1,815	63.52%
Installment Loans	$520	12.03%	$876	9.77%	$386	8.97%	$420	7.61%	$335	7.89%
Reserve for Unfunded Commitments	$(860)		$(619)		$(481)		$(381)
TOTAL	$5,232	100.00%	$5,274	100.00%	$4,716	100.00%	$4,000	100.00%	$3,587	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2007, the Company’s allowance for loan losses was $5.3 million. The loan loss and undisbursed commitment provisions in 2007, 2006, and 2005 totaled $225,000, $775,000, and $825,000, respectively. Over the past five years, net charge-offs have averaged $37,000. The Company ended 2007 with net loan losses of $25,000, compared to net losses of $80,000 during 2006.

Other Loan Portfolio Information

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 10 to the accompanying Consolidated Financial Statements.

Loan Sales and Servicing Rights:  The Company sells or brokers some of the loans it originates through the SBA and FMHA B&I programs. Some of the loans are sold “servicing released” and the purchaser takes over the collection of the payments. However, some are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. When loans are sold, a portion of the sale is attributed to the right to receive the fee for servicing and this value is recorded as a separate servicing asset. Servicing rights are amortized over the expected term of the related servicing income.  At December 31, 2007 and 2006, the amortized cost of these assets was $1,104,000 and $872,000 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $6.3 million at December 31, 2007. The Company classified its investments into two categories: “held-to-maturity”, and “available-for-sale”. The Company does not have any investments classified as trading. The held-to-maturity portfolio consists only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted under GAAP. Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for growth in the loan portfolio.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $4,360,000 as of December 31, 2007 and $3,357,000 as of December 31, 2006.

The total investment portfolio increased in 2007 to $6.3 million at the end of the year from $5.1 million at December 31, 2006. The Company’s investment portfolio is composed primarily of:  (1) U.S. Treasury and Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential. The distribution of these groups within the overall portfolio remained relatively consistent.   The U.S. Treasury and Agency issues continue to be the largest portion of the total portfolio at 78%, up from 73% at the end of 2006. Municipal issues comprised 22% of total investments at the end of 2007, down from 27% at the end of 2006.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Federal funds sold comprise the remainder of the assets that are not invested in the securities portfolio or in the loan portfolio.  These overnight transactions are highly liquid and are returned to the Company the next day.  The Company sold $54.3 million and $42 million as of December 31, 2007 and December 31, 2006.

Investment Portfolio

(dollars in thousands)

	As of December 31,
	2007		2006		2005
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for sale
US Government Agencies & Corporations	$3,282	$3,287	$1,977	$1,961	$3,009	$2,964
State & political subdivisions	1,357	1,381	1,357	1,389	1,356	1,380
Total available for sale	4,639	4,668	3,334	3,350	4,365	4,344
Held to maturity
US Government Agencies & Corporations	1,596	1,602	1,777	1,759	2,332	2,296
Total Investment Securities	$6,235	$6,270	$5,111	$5,109	$6,697	$6,640

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2007. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

(dollars in thousands)

	As of December 31, 2007
	Within One Year		After One But Witihin Five Years		After Five Years But		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies & corporations	—		2,009	4.96%	1,278	4.96%	—		3,287	4.96%
State & political subdivsions	—	—	—		—		1,381	7.14%	1,381	7.14%
Total available for sale	$—		$2,009	4.96%	$1,278	4.96%	$1,381	7.14%	$4,668	5.60%
Held to Maturity
US Government agencies & corporations	1,000	3.15%	522	4.08%	74	6.00%	—		1,596	3.58%
Total investment securities	$1,000	3.15%	$2,531	4.78%	$1,352	5.01%	$1,381	7.14%	$6,264	5.09%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets. At December 31, 2007 these areas comprised 5.5% of total assets, as compared to 3.7% of total assets at December 31, 2006. The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers. The vault cash amount for December 31, 2007 was $4.1 million.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $2,108,000 for the year ended December 31, 2007 as compared to $1,662,000 during 2006 and $1,574,000 during 2005. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2007			2006			2005
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$2,176	$—	$2,176	$2,176	$—	$2,176	$2,176	$—	$2,176
Buildings	12,927	2,069	10,858	8,713	1,714	6,999	6,908	1,425	5,483
Leasehold Improvements	2,485	849	1,636	2,258	555	1,703	994	386	608
Construction in progress	31	—	31	2,368	—	2,368	622	—	622
Furniture and Equipment	9,867	6,663	3,203	8,282	6,169	2,113	7,384	5,052	2,332
Total	$27,486	$9,581	$17,905	$23,797	$8,438	$15,359	$18,084	$6,863	$11,221

The net book value of the Company’s premises and equipment increased by $2,546,000 in 2007, primarily due to the full year depreciation of the new corporate administrative headquarters building in Chico that was completed in January of 2007 and the new branches in Anderson and Redding that were opened in the third quarter of 2007.  As a percentage of total assets, the Company’s premises and equipment was 3.1%, at the end of 2007, 2.8% at the end of 2006 and 2.3% at the end of 2005.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  Certificates of deposits exceeding $100,000 represented 14.7% of average total deposits in 2007, 15.9% in 2006 and 11.3% in 2005.  While the total of these deposits has been stable over the past three years, the Company’s community-oriented deposit gathering activities in Butte, Colusa, Shasta, Sutter, Tehama, and Yuba counties have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume increased to $501 million at the end of 2007, as compared to $485 million at the end of 2006. Deposit growth of $16 million was achieved during 2007, primarily as a result of the full year of operations for the branches opened in 2006 and the new branches opened in 2007. The mix of the deposits changed from 2006 to 2007 as the growth was realized in savings through our liquid certificate of deposit product rather than the lower cost core deposit accounts (demand deposits, NOW, money market). We expect deposit rates to be lower in 2008, and our focus will be to attract deposits at the lowest cost possible to fund our loan growth and maintain a reasonable net interest margin in 2008.

The scheduled maturity distribution of the Company’s time deposits, including IRA accounts as of December 31, 2007 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2007
	Three months or less	Three to twelve months	One to three years	Over three years	Total
Time Certificates of Deposits < $100,000	$20,099	$54,599	$2,863	$405	$77,966
Other Time Deposits > $100,000	$18,854	$60,815	$1,029	$870	$81,568
TOTAL	$38,953	$115,414	$3,892	$1,275	$159,534

Notes Payable and Other Borrowings

The Company has $15 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2007 and 2006.

The following summarizes the note payable to the Company’s subsidiary grantor trust at December 31, 2007:

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust I with interest adjusted and payable quarterly based on 3month Libor plus 3.30% to a maximum of 12.5% (8.0% at December 31, 2007), redeemable beginning December 31, 2007, due December 31, 2032	$8,248

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust II with interest fixed and payable quarterly based on the 5 year swap rate benchmark of 5.57% plus 1.57% Libor for the first 5 years; then converting to 3-month LIBOR plus 1.57% for remaining term, beginning July 10, 2007, due October 1, 2037	$8,248

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trust. Interest expense recognized by the Company for the years ended December 31, 2007, 2006 and 2005 related to the junior subordinated debentures was $1,024,000, $733,000 and $592,000, respectively. These junior subordinated debentures currently qualify as Tier 1 capital when determining regulatory risk-based capital ratios.

On April 28, 2006 the ESOP obtained financing through a $1.3 million unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. At December 31, 2007, the interest rate was 7.5%. Advances on the line of credit totaled $1,093,000, $1,217,000 at December 31, 2007 and 2006, respectively. A summary of the activity in this line of credit follows.

	2007	2006	2005
ESOP Note Payable
(dollars in thousands)

Balance at December 31	$1,092	$1,217	$981

Average amount outstanding	$1,150	$1,068	$865

Maximum amount outstanding at any month end	$1,215	$1,142	$1,080

Average interest rate for the year	8.08%	7.94%	6.13%

	2007	2006	2005
Other Note Payable
(dollars in thousands)

Balance at December 31	$—	$—	$800

Average amount outstanding	$—	$—	$465

Maximum amount outstanding at any month end	$—	$—	$800

Average interest rate for the year	0.00%	0.00%	4.50%

Capital Resources

At December 31, 2007, the Company had total shareholders equity of $51 million, comprised of $9.5 million in common stock, and $41.5 million in retained earnings. Total shareholders equity at the end of 2006 was $45.7 million. Net income has provided $21 million in capital over the last three years, of which $5.5 million or approximately 26% was distributed in dividends. The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2002 and 2007, the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with GAAP.

The Company paid quarterly cash dividends totaling $2,425,000 or $.32 per share in 2007 and $1,933,000 or $.26 per share in 2005, representing 37.5% and 27%, respectively of the prior year’s earnings.  Since the second quarter of 2001, the Company has adhered to a policy of paying quarterly cash dividends totaling about 22.5% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity. The Company anticipates paying dividends in the future consistent with the general dividend policy as described above. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

At December 31, 2007, the Company had a Tier 1 risk based capital ratio of 13.1%, a total capital to risk-weighted assets ratio of 14.1%, and a leverage ratio of 11.6%. The Company had a Tier 1 risk-based capital ratio of 10.9%, a total risk-based capital ratio of 11.9%, and a leverage ratio of 10.1% at December 31, 2006. Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2007 and 2006.

At the current time, the Bank is considered “well capitalized” under the Prompt Corrective Action standards. It is anticipated that the current level of capital will allow the Company to grow and remain well capitalized, although no assurance can be given that this will be the case.

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2007 commitments to extend credit and stand-by-letters of credit were the Company’s only financial instruments with off-balance sheet risk. Loan commitments decreased to $184 million at December 31, 2007 from $186 million at December 31, 2006. Stand-by-letters of credit increased slightly to $6.7 million from $5.1 million over the same period.  The commitments and stand-by letters of credit represent 43% of the total loans outstanding at year-end 2007 versus 42% at December 31, 2006.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2007:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Subordinated debenture	$8,248	$—	$—	$8,248	$16,496
Operating lease obligations	929	1,830	1,574	7,524	11,857
Deferred compensation	—	—	—	5,119	5,119
Supplemental retirement plans	119	380	416	1,125	2,040
Notes payable	—	—	—	1,092	1,092
Total contractual obligations	$9,296	$2,210	$1,990	$23,108	$36,604

(1)

These amounts represent the accrued liabilities as of December 31, 2007 under the Company’s deferred compensation and supplemental retirement plans. See Note 15 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities. The subordinated debenture in the less than 1 year column was subsequently redeemed in January 2008.

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

Modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting the simulation, namely stable, an upward shock of 100, 200, and 300 basis points, and a downward shock of 100, 200, and 300 basis points.  The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 15%, 30%, and 45% and 12.5%, 25%, and 37.5% respectively upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario. As of December 31, 2007, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Interest Income Change	$1,765,000	$(1,692,000)	$3,510,000	$(3,847,000)	$5,230,000	$(5,981,000)

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by about $3,510,000, or approximately 12.8%. Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely decrease by approximately $3,847,000, or 14%, over the next year.

The results for the Company’s December 31, 2007, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

The amount of change is based on the profiles of each loan and deposit class, which include the rate, the likelihood of prepayment or repayment, whether its rate is fixed or floating, the maturity of the instrument, and the particular circumstances of the customer. The quantification of the change in economic value is somewhat apparent in Note 16, Fair Value of Financial Instruments, in the consolidated financial statements; however such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

2007 Quarter	1st	2nd	3rd	4th

Interest income	$10,615	$10,960	$11,128	$10,520
Net interest income	$7,234	$7,497	$7,581	$7,022
Net interest income after provision for loan losses	$7,159	$7,497	$7,506	$6,947

Net income	$1,250	$1,642	$2,179	$1,388

Net income per share, basic	$0.17	$0.22	$0.29	$0.19

Net income per share, diluted	$0.17	$0.22	$0.29	$0.18

Dividends declared	$0.08	$0.08	$0.08	$0.08

2006 Quarter	1st	2nd	3rd	4th

Interest income	$9,268	$10,117	$10,670	$10,759
Net interest income	$7,541	$7,901	$8,109	$7,731
Net interest income after provision for loan losses	$7,316	$7,676	$7,884	$7,631

Net income	$1,749	$2,110	$1,733	$1,559

Net income per share, basic	$0.24	$0.29	$0.24	$0.21

Net income per share, diluted	$0.23	$0.27	$0.23	$0.20

Dividends declared	$0.05	$0.06	$0.07	$0.08

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information require by Item 7a of Form 10-K is contained in the Liquidity and Market Risk Management section of Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements begin on page 59 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2007.

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

Item 9b. Other Information

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.         Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14.         Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           List of documents filed as part of this report

(1)           Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Report of Independent Registered Public Accounting Firm
II.	Consolidated Balance Sheet - December 31, 2007 and 2006
III.	Consolidated Statement of Income - Years Ended December 31, 2007, 2006 and 2005
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2007, 2006 and 2005
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2007, 2006 and 2005
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

Dated: March 12, 2008	COMMUNITY VALLEY BANCORP
a California corporation

	By	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By	/s/ John F. Coger
John F. Coger
Executive Vice President Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 12, 2008
M. Robert Ching

/s/ John F. Coger	Executive Vice President, CFO/COO	March 12, 2008
John F. Coger	and Director

/s/Eugene B. Even	Director	March 12, 2008
Eugene B. Even

/s/ John D. Lanam	Director	March 12, 2008
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 12, 2008
Donald W. Leforce

/s/ Charles Mathews	Director	March 12, 2008
Charles Mathews

/s/ Ellis L. Matthews	Director	March 12, 2008
Ellis L. Matthews

/s/ Luther McLaughlin	Director	March 12, 2008
Luther McLaughlin

/s/ Robert L. Morgan	Director	March 12, 2008
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive	March 12, 2008
Keith C. Robbins	Officer and Director

/s/ James S. Rickards	Director and	March 12, 2008
James S. Rickards	Corporate Secretary

/s/ Gary B. Strauss	Director	March 12, 2008
Gary B. Strauss	Vice Chairman

/s/ Hubert Townshend	Director	March 12, 2008
Hubert Townshend

Exhibit
Number	Document Description

(3.1)	Articles of Incorporation incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(3.2)	Bylaws incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(4.0)	Specimen of Company’s Common Stock Certificate incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(10.1)

Employment Agreement with Keith C Robbins dated April 27, 1995.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.1)1

Amendment to Employment Agreement with Keith C. Robbins dated September 12, 2006 incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Commission on March 12, 2007.

(10.2)

Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for Keith C Robbins. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.2)1

Amendment to Salary Continuation Agreement of April 14, 1998 for Keith C Robbins dated January 1, 2004  Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

(10.2)2

Additional Salary Continuation Agreement with Keith C. Robbins dated September 12, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Commission on March 12, 2007.

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

(10.7)1

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
(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios
(21)	List of Subsidiaries: Butte Community Bank, BCB Insurance Agency, Community Valley Trust I, Community Valley Trust II (unconsolidated) as listed in text of document
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

On March 16, 2007 the company issued a press release announcing the payment of a five cent dividend to shareholders of record as of March 31, 2007. The payment date for the dividend was April 28, 2007.

On April 5, 2007 the Company issued a press release announcing approval of a plan to repurchase up to $6 million of the outstanding common stock of the Company.

On April 18, 2006 the Company issued a press release announcing earnings for the first quarter of 2007.

On June 22, 2007 the Company issued a press release announcing the payment of an eight cent dividend to shareholders of record as of June 29, 2007. The payment date for the dividend was July 27, 2007.

On July 23, 2007 the Company issued a press release announcing second quarter 2007 earnings.

On September 21, 2007 the Company issued a press release announcing the payment of an eight cent dividend to shareholders of record as of September 28, 2007. The payment date for the dividend was October 26, 2007.

On October 19, 2007 the Company issued a press release announcing third quarter 2007 earnings.

On December 21, 2007 the Company issued a press release announcing the payment of a eight cent dividend to shareholders of record as of December 31, 2007. The payment date for the dividend was January 25, 2008.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

AND FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company.  Or internal control over financial reporting is a process designed under the supervision of the Chief Executive Office and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act.  In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO).

Based on this evaluation, management concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Perry-Smith LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued a report appearing on page A-4, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2007.

/s/ Keith C Robbins
Keith C. Robbins
President, Chief Executive Officer

/s/ John F Coger
John F Coger
Executive Vice President, CFO/COO

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community Valley Bancorp

We have audited Community Valley Bancorp and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included  performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Community Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community Valley Bancorp

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Community Valley Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of Community Valley Bancorp and subsidiaries’ internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California

March 12, 2008

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2007 and 2006

	2007	2006
ASSETS

Cash and due from banks	$31,714,000	$20,558,000
Federal funds sold and other	54,290,000	42,070,000
Total cash & cash equivalents	86,004,000	62,628,000

Interest-bearing deposits in banks	4,250,000	2,278,000
Loans held for sale at lower of cost or market	—	790,000
Investment Securities
Available-for-sale, at fair value	4,668,000	3,350,000
Held-to-maturity, at cost	1,596,000	1,777,000
Loans, less allowance for loan losses of $5,232,000 at December 31, 2007 and $ 5,274,000 at December 31, 2006	441,350,000	442,251,000
Premises and equipment, net	17,905,000	15,359,000
Bank owned life insurance	10,201,000	9,798,000
Accrued interest receivable and other assets	14,646,000	11,806,000
Total assets	$580,620,000	$550,037,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$77,574,000	$76,988,000
Interest bearing	423,417,000	407,868,000
Total deposits	500,991,000	484,856,000

ESOP note payable	1,093,000	1,217,000
Junior subordinated debentures	16,496,000	8,248,000
Accrued interest payable and other liabilities	11,066,000	9,989,000
Total liabilities	$529,646,000	$504,310,000

Commitments and contingencies

Shareholders' equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 7,607,908 shares at December 31, 2007 and 7,394,664 at December 31,2006	10,910,000	9,727,000

Unallocated ESOP shares 126,590 shares at December 31, 2007 and 155,258 shares at December 31, 2006 (at cost)	(1,407,000)	(1,514,000)
Retained earnings	41,454,000	37,505,000
Accumulated other comprehensive income, net of taxes	17,000	9,000

Total shareholders' equity	50,974,000	45,727,000
Total liabilities and shareholders' equity	$580,620,000	$550,037,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
Interest and fees on loans	$40,272,000	$39,544,000	$30,946,000
Interest on Federal funds sold and other	2,475,000	846,000	943,000
Interest on deposits in banks	182,000	178,000	239,000
Interest on investment securities:
Taxable	229,000	181,000	199,000
Exempt from Federal income tax	65,000	65,000	111,000
Total interest income	43,223,000	40,814,000	32,438,000

Interest expense:
Interest expense on deposits	12,771,000	8,708,000	4,668,000
Interest expense on junior subordinated debentures	1,024,000	733,000	592,000
Interest expense on notes payble	94,000	91,000	71,000
Total interest expense	13,889,000	9,532,000	5,331,000
Net interest income before provision for loan losses	29,334,000	31,282,000	27,107,000
Provision for loan losses	(16,000)	638,000	724,000
Net interest income after provision for loan losses	29,350,000	30,644,000	26,383,000

Non-interest income:
Service charges and fees	3,422,000	2,686,000	2,351,000
Gain on sale of loans	1,506,000	1,578,000	1,806,000
Loan servicing income	395,000	457,000	481,000
Other	3,152,000	2,048,000	2,073,000
Total non-interest income:	8,475,000	6,769,000	6,711,000

Non-interest expenses:
Salaries and employee benefits	15,630,000	15,425,000	12,270,000
Occupancy and Equipment	4,221,000	3,480,000	2,969,000
Other	7,076,000	6,255,000	5,686,000
Total non-interest expense	26,927,000	25,160,000	20,925,000

Income before provision for income taxes	10,898,000	12,253,000	12,169,000

Provision for income taxes	4,439,000	5,102,000	4,971,000

Net income	$6,459,000	$7,151,000	$7,198,000

Basic earnings per share	$0.87	$0.98	$1.00
Diluted earnings per share	$0.85	$0.93	$0.95

Cash dividends per share	$0.32	$0.26	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Unallocated	Retained	Accumulated Other Comprehensive	Total Shareholders'	Comprehensive
	Shares	Amont	ESOP shares	Earnings	Income / (Loss)	Equity	Income
Balance, January 1, 2005	7,273,582	$7,862,000	$(1,144,000)	$27,802,000	$11,000	$34,531,000

Comprehensive income
Net income				7,198,000		7,198,000	7,198,000
Other comprehensive loss:

Net change in unrealized gains (losses) on available-for-sale investment securities					(24,000)	(24,000)	(24,000)
Total comprehensive income							7,174,000

Exercise of stock options and related tax benefit	134,465	1,039,000				1,039,000
Amortization of stock compensation - ESOP shares		150,000	101,000			251,000
Shares acquired or redeemed by ESOP			(348,000)			(348,000)
Cash dividends- $0.16 per share
share				(1,092,000)		(1,092,000)
Balance, December 31, 2005	7,408,047	9,051,000	(1,391,000)	33,908,000	(13,000)	41,555,000

Comprehensive income
Net income				7,151,000		7,151,000	7,151,000
Other comprehensive income:

Net change in unrealized gains (losses) on available-for-sale investment securities					22,000	22,000	22,000
Total comprehensive income							7,173,000

Exercise of stock options and related tax benefit	130,567	1,000,000				1,000,000
Amortization of stock compensation– ESOP shares		378,000	231,000			609,000

Shares acquired or redeemed by ESOP			(354,000)			(354,000)
Stock based compensation expense		175,000				175,000
Cash dividends- $.26 per share				(1,933,000)		(1,933,000)
Repurchase and retirement of common stock	(143,950)	(877,000)		(1,621,000)		(2,498,000)
Balance, December 31, 2006	7,394,664	9,727,000	(1,514,000)	37,505,000	9,000	45,727,000

Comprehensive income
Net income				6,459,000		6,459,000	6,459,000
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					8,000	8,000	8,000
Total comprehensive income							6,467,000

Exercise of stock options and related tax benefit	232,108	1,104,000				1,104,000
Amortization of stock compensation – ESOP shares		65,000	107,000			172,000

Cash dividends- $.32 per share				(2,425,000)		(2,425,000)
Stock based compensation expense		139,000				139,000
Repurchase and retirement of common stock	(18,864)	(125,000)		(85,000)		(210,000)

Balance, December 31, 2007	7,607,908	$10,910,000	$(1,407,000)	$41,454,000	$17,000	$50,974,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$6,459,000	$7,151,000	$7,198,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(16,000)	638,000	724,000
(Increase) decrease in deferred loan origination costs	(113,000)	(307,000)	86,000
Depreciation, amortization, and accretion, net	2,100,000	1,671,000	1,556,000
Increase in cash surrender value of bank-owned life insurance, net	(403,000)	(331,000)	(294,000)
Non-cash compensation expense associated with the ESOP	172,000	609,000	251,000
Stock based compensation	139,000	175,000	—
Excess tax benefit from exercise of stock-based compensation awards	(428,000)	(489,000)	—
Loss (gain) on disposition of Bank premises and equipment	28,000	—	(31,000)
Net decrease (increase) in loans held for sale	790,000	1,407,000	(707,000)
(Increase) decrease in accrued interest receivable and other assets	(1,805,000)	94,000	871,000
Increase in accrued interest payable and other liabilities	1,060,000	519,000	1,767,000
Provision for deferred income taxes	(612,000)	(1,050,000)	(1,331,000)
Net cash provided by operating activities	7,371,000	10,087,000	10,090,000

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	—	—	(1,234,000)
Purchase of available-for-sale investment securities	(3,437,000)	—	(2,008,000)
Proceeds from matured or called available-for-sale investment securities	2,000,000	1,000,000	2,027,000
Proceeds from matured or called held-to-maturity investment securities	—	246,000	1,119,000
Proceeds from principal payments on available-for-sale investment sercurities	133,000	31,000	—
Proceeds from principal payments on held-to-maturity investment securities	175,000	300,000	358,000
Net (increase) decrease in interest-bearing deposits in banks	(1,972,000)	4,358,000	2,079,000
Net decrease (increase) in loans	1,030,000	(41,361,000)	(62,477,000)
Premiums paid for life insurance policies	—	(1,020,000)	(1,450,000)
Purchases of premises and equipment	(4,712,000)	(5,820,000)	(3,802,000)
Proceeds from sale of premises and equipment	43,000	20,000	65,000
Net cash used in investing activities	(6,740,000)	(42,246,000)	(65,323,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	27,408,000	2,597,000	17,561,000
Net increase (decrease) in time deposits	(11,273,000)	48,241,000	17,398,000
(Repayment) proceeds from note payable	—	(800,000)	800,000
Proceeds from ESOP note payable	—	354,000	348,000
Repayments of ESOP note payable	(124,000)	(119,000)	(199,000)
Purchase of unallocated ESOP shares	—	(354,000)	(348,000)
Proceeds from exercise of stock options, including tax benefit	1,104,000	1,000,000	527,000
Payment of cash dividends	(2,408,000)	(1,637,000)	(1,069,000)
Repurchase and retirement of common stock	(210,000)	(2,498,000)	—
Proceeds from issuance of junior subordinated debentures	8,248,000	—	—
Net cash provided by financing activities	22,745,000	46,784,000	35,018,000

Increase (decrease) in cash and cash equivalents	23,376,000	14,625,000	(20,215,000)

Cash and cash equivalents at beginning of year	62,628,000	48,003,000	68,218,000

Cash and cash equivalents at end of period	$86,004,000	$62,628,000	$48,003,000

Supplemetal disclosure of cash flow information:

Cash paid during the year for:
Interest	$13,940,000	$9,147,000	$5,158,000
Income taxes	$4,665,000	$6,064,000	$5,780,000

Non-cash investing activities:
Net change in unrealized gains on available-for- sale investment securities	$8,000	$22,000	$(24,000)

Non-cash financing activities:
Release of unallocated ESOP shares	$107,000	$231,000	$101,000
Accrual of cash dividend declared	$609,000	$592,000	$296,000

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

Founded in 1990, the Bank is a state-chartered financial institution with fifteen branches in eleven cities including Anderson, Chico, Colusa, Corning, Magalia, Marysville, Oroville, Paradise, Redding, Red Bluff, and Yuba City and loan production offices in Citrus Heights and Gridley. The Bank provides traditional deposit and lending services including commercial and construction loans, government guaranteed loans such as those available from the USDA and SBA, merchant services and investment services.

On December 19, 2002, Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust I and on July 10, 2007 formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trusts”), both of which are Delaware statutory business trusts, for the purpose of issuing trust preferred securities (see Notes 9 and 18).

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

For financial reporting purposes, the Company’s investment in the Trust of $496,000 (see Notes 9 and 18) is accounted for under the equity method and is included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt in the Company’s consolidated balance sheet.

Stock Splits

On March 10, 2005, the Board of Directors declared a two-for-one stock split effective May 16, 2005, for shareholders of record on May 2, 2005. All share and per share data has been retroactively adjusted to reflect these stock splits.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2007.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold and other interest-bearing deposits in banks with maturities of less than 90 days at acquisition.  Federal funds are generally sold for one-day periods.

Investment Securities

Investment securities are classified into the following categories:

•                                          Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•                                          Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2007 and 2006 the Company did not have any investment securities classified as trading and there were no transfers of securities between categories.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2007 and 2006, there were no such loans being accounted for under this policy.

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

Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (IO) strip receivable and treated like an available-for-sale security. The servicing asset, net of any required valuation allowance, and IO strip receivable are included in accrued interest and other assets. At December 31, 2007 and 2006, IO strips were not significant.

Government Guaranteed Loans

Included in the loan portfolio are loans which are 85% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business — Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date.

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

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $100,822,000 and $79,675,000 as of December 31, 2007 and 2006, respectively.

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

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $152,618,000 as of December 31, 2006.  In September 2007 the Company sold the servicing rights for this portfolio of loans and continues to originate and sell mortgage loans with servicing released.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $5,543,000 and $10,118,000 as of December 31, 2007 and 2006, respectively.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be reasonably expected to occur in the normal course of business. The determination of the allowance for loan losses is based on estimates made by management to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company’s service area.

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

The allowance for loan losses is established through a provision for loan losses which is charged to expense. Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth. The allowance for loan losses at December 31, 2007 and 2006 reflects management’s estimate of possible losses in the portfolio.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected usage and applies the factor to the unused portion of undisbursed lines of credit. The allowance totaled $860,000 and $619,000 at December 31, 2007 and 2006, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

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

Stock-Based Compensation

The Company issues stock options under two shareholder approved stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans.  The Plans do not provided for the settlement of awards in cash and new shares are issued upon exercise of the options.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 22,674 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 454,247shares of common stock remain reserved for issuance to employees and directors, of which 73,877 shares are available for future grants.

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

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2007 are $139,000 and $123,000, respectively, and for the year ended December 31, 2006 are $175,000 and $163,000, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2007 would have been $.89 and $.87, respectively, without the adoption of SFAS 123(R) compared to $.87 and $.85, respectively, as reported. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.00 and $.95, respectively, without the adoption of SFAS 123 (R) compared to $.98 and $.93, respectively, as reported.

Management estimates the fair value of each option award as of the date of the grant using a Black-Sholes-Merton option pricing model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Company’s options for 2007 and 2006.  The risk free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.  The expected dividends yield was determined based on the budgeted cash dividends of the Company at the time of the grant.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

The fair value of each option is estimated on the date of grant using the following assumptions:

	2007	2006	2005
Expected volatility	46.85%	11.54%	12.38%
Risk-free interes t rate	4.5%	4.6%	4.0%
Expected option life	7.5 years	7.5 years	7.5 years
Expected dividend yield	2.70%	1.47%	1.11%
Weighted average fair value of options granted during the year	$6.02	$3.75	$3.25

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan:

2005
Net income, as reported	$7,198,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	353,000

Pro forma net income	$6,845,000

Basic earnings per share- as reported	$1.00
Basic earnings per share- pro forma	$0.95

Diluted earnings per share- as reported	$0.95
Diluted earnings per share- pro forma	$0.90

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

   2.          INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2007 and 2006 consisted of the following:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. Government agencies	$3,282,000	$17,000	$(12,000)	$3,287,000
Obligations of states and political subdivisions	1,357,000	24,000	—	1,381,000
	$4,639,000	$41,000	$(12,000)	$4,668,000

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. Government agencies	$1,977,000	—	$(16,000)	$1,961,000
Obligations of states and political subdivisions	1,357,000	32,000	—	1,389,000
	$3,334,000	32,000	$(16,000)	$3,350,000

Net unrealized gains on available-for-sale investment securities totaling $29,000 and  $16,000 were recorded, net of $12,000 and $7,000 in tax expenses, respectively, as accumulated other comprehensive  income within shareholders’ equity at December 31, 2007 and 2006, respectively. There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2007, 2006 and 2005.

2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Held to Maturity	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. Government agencies	$1,596,000	$7,000	$(1,000)	$1,602,000

2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. Government agencies	$1,777,000	$3,000	$(21,000)	$1,759,000

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2007, 2006 and 2005.

Investment securities with unrealized losses at December 31, 2007 and 2006 are summarized and classified according to the duration of the loss period as follows:

	2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government agencies	$—	$—	$1,837,000	$(13,000)	$1,837,000	$(13,000)

	2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government agencies	$1,981,000	$(19,000)	$1,484,000	$(18,000)	$3,465,000	$(37,000)

U.S. Government Agencies

At December 31, 2007, the Company held ten U.S. Government agency securities of which one was in a loss position for less than twelve months and two were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2007.

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$—	$—	$1,000,000	$999,000
After one year through five years	2,000,000	2,009,000	—	—
After five years through ten years	—	—	—	—
After ten years	1,357,000	1,381,000	—	—

	3,357,000	3,390,000	1,000,000	999,000

Investment securities not due at a single maturity date:
SBA pools	1,282,000	1,278,000	596,000	603,000

	$4,639,000	$4,668,000	$1,596,000	$1,602,000

Investment securities with amortized costs totaling $4,357,000 and $3,357,000 and fair values totaling $4,389,000 and $3,370,000 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2007 and 2006, respectively.

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2007	2006
Real estate:
Mortgage	$208,531,000	$208,102,000
Construction	81,891,000	105,449,000
Commercial	77,680,000	65,241,000
Agriculture	25,367,000	25,745,000
Installment	53,801,000	43,789,000

Total loans	447,270,000	448,326,000

Deferred loan fees, net	(688,000)	(801,000)
Allowance for loan losses	(5,232,000)	(5,274,000)

Total net loans	$441,350,000	$442,251,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006	2005

Balance, beginning of year	$5,274,000	$4,716,000	$4,000,000
Provision charged/credited to operations	(16,000)	638,000	724,000
Losses charged to allowance	(26,000)	(82,000)	(9,000)
Recoveries	—	2,000	1,000

Balance, end of year	$5,232,000	$5,274,000	$4,716,000

At December 31, 2007 and 2006, nonaccrual loans totaled $253,000 and $2,282,000, which were considered impaired loans. A valuation allowance of $20,000 and $12,000 was allocated to these loans in 2007 and 2006 respectively.  The average recorded investment in impaired loans for the years ended December 31, 2007 and 2006 was $110,000 and $ 1,616,000, respectively.  Interest foregone on nonaccrual loans totaled $10,000 for the year ended December 31, 2007, $106,000 for 2006 and $1,000 for 2005. Interest recognized for cash payment received on nonaccrual loans was not significant for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company did not hold any real estate acquired by foreclosure at December 31, 2007 or 2006.

Salaries and employee benefits totaling $1,189,000, $1,246,000 and $1,766,000 have been deferred as loan origination costs for the years ended December 31, 2007, 2006 and 2005, respectively.

4.                                      ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2007	2006

Accrued interest receivable	$3,657,000	$4,197,000
Deferred tax assets, net	5,831,000	5,225,000
Loan servicing assets	1,104,000	872,000
Prepaid expenses	1,439,000	1,270,000
Other	2,615,000	242,000

	$14,646,000	$11,806,000

Originated mortgage servicing assets totaling $232,000, $208,000 and $142,000 were recognized during the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization of mortgage servicing assets totaled $330,000, $409,000 and $417,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  In the third quarter of 2007 the Company sold the mortgage servicing rights for a one time pre tax gain of $730,000.

5.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2007	2006

Land	$2,176,000	$2,176,000
Buildings and improvements	12,927,000	8,713,000
Furniture, fixtures, and equipment	9,867,000	8,282,000
Leasehold Improvements	2,485,000	2,258,000
Construction in progress	31,000	2,368,000

	27,486,000	23,797,000

Less accumulated depreciation and amortization	9,581,000	8,438,000

	17,905,000	15,359,000

Depreciation and amortization included in occupancy and equipment expense totaled $2,108,000, $1,662,000 and $1,574,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Subsequent to December 31, 2007 the Company completed a sale-lease back of seven of its properties (see Note 18).

6.                                      INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2007	2006

Savings	$111,394,000	$73,913,000
Money market	37,053,000	37,783,000
NOW accounts	115,436,000	125,912,000
Individual retirement accounts	7,933,000	7,387,000
Time, $100,000 or more	79,606,000	76,577,000
Other time	71,995,000	86,296,000

	$423,417,000	$407,868,000

Aggregate annual maturities of time deposits at December 31, 2007 are as follows:

Year Ending December 31,

2008	$147,628,000
2009	1,395,000
2010	1,511,000
2011	278,000
2012	789,000

$151,601,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Savings	$3,567,000	$337,000	$181,000
Money market	631,000	616,000	368,000
NOW accounts	919,000	1,210,000	934,000
Individual retirement accounts	343,000	242,000	183,000
Time, $100,000 or more	3,729,000	3,061,000	1,492,000
Other time	3,582,000	3,242,000	1,510,000

	$12,771,000	$8,708,000	$4,668,000

7.                                      SHORT-TERM BORROWING ARRANGEMENTS

The Company has $15,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2007 and 2006.

8.                                      NOTE  PAYABLE

Employee Stock Ownership Plan (ESOP) Note

The ESOP obtained financing through a $1,300,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15). The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. At December 31, 2007, the interest rate was 7.5%. Advances on the line of credit totaled $1,093,000 and $1,217,000 at December 31, 2007 and 2006 respectively.

9.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I and II (CVB Trust I and II) are Delaware statutory business trusts formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2007, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis. The stated interest rate is the three-month London Interbank Offered Rate (LIBOR) plus 3.30% (8.00% at December 31, 2007) with a maximum rate of 12.5% annually, adjustable quarterly. CVB Trust I was redeemed on January 7, 2008, see Note 18.

In July 2007, the Company issued to CVB Trust II Subordinated Debentures due October 1, 2037. Simultaneously, CVB Trust II issued 8,000 fixed rate trust preferred securities, with liquidation values of $1,000 per security, for gross proceeds of $8,000,000. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal

Reserve Bank (FRB), if then required under applicable capital guidelines or policies of the FRB. The Company may redeem the Subordinated Debentures held by CVB Trust II on any October 1st on or after October 1, 2012. The redemption price shall be par plus accrued and unpaid interest, except in the case of redemption under a special event, which is defined in the debenture. The fixed rate trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on October 1, 2037.

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis. The stated interest rate for the initial five year term of 7.14% was calculated on the closing date of the transaction, July 10, 2007 using the three-month London Interbank Offered Rate (LIBOR) plus 1.57%.

Interest expense recognized by the Company for the years ended December 31, 2007, 2006 and 2005 related to the subordinated debentures was $1,024,000, $733,000 and $592,000 respectively.  There were no deferred costs at December 31, 2007.   The amount of deferred costs at December 31, 2006 was $48,000.  The amortization of the deferred costs was $48,000 for each of the years ended December 31, 2007, 2006 and 2005.

10.                               COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices and certain equipment under noncancellable operating leases. These leases expire on various dates through 2014 and have various renewal options ranging from five to fifteen years. Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments and sublease rental income are as follows:

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income

2008	$929,000	$316,000
2009	913,000	323,000
2010	917,000	318,000
2011	853,000	207,000
2012	721,000	102,000
Thereafter	7,524,000	182,000

	$11,857,000	$1,448,000

Rental expense included in occupancy and equipment expense totaled $1,027,000, $753,000 and $524,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease income included in occupancy expense totaled $321,000, $144,000 and $134,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2007	2006

Commitments to extend credit	$183,699,000	$186,299,000
Standby letters of credit	$6,695,000	$5,139,000

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2007 and 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commercial loan commitments and standby letters of credit represent approximately 17% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. Agricultural loan commitments represent approximately 12% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates. Real estate loan commitments represent approximately 46% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. The majority of real estate commitments also have variable interest rates. Personal lines of credit and home equity lines of credit represent the remaining 25% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

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

In addition, the Company’s real estate and construction loans represent approximately 65% and 70% of outstanding loans at December 31, 2007, and 2006 respectively. Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions. In management’s opinion, although this concentration has no more than the normal risk of collection, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $1,460,000 at December 31, 2007.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2007.

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

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2007, retained earnings of $15,358,000 were free of such restrictions. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to Trust Preferred Securities issued by the business trust (see Note 9).

Stock Repurchase Plan

The Board of Directors approved a plan to repurchase up to $6,000,000 of the outstanding common stock of the Company in 2007. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2007, 18,864 shares were repurchased for $210,000 at an average price of $11.15 per share.

The Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2006, 143,950 shares were repurchased for $2,498,000 at an average price of $17.35 per share. During 2005, no shares of the Company’s common stock were repurchased. There were no shares available for repurchase under this plan after December 31, 2006.

Stock-Based Compensation

Stock option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007		2006		2005
	Options	Weighted average Exercise Price	Options	Weighted average Exercise Price	Options	Weighted average Exercise Price
Incentive Options

Options outstanding beginning of year	438,196	$7.35	487,962	$6.76	551,348	$6.28

Options granted	1,000	$13.95	23,000	$17.17	30,000	$14.48
Options exercised	(138,332)	$2.59	(57,572)	$4.90	(69,765)	$5.28
Options cancelled	(11,154)	$10.70	(15,194)	$12.49	(23,621)	$9.79

Options outstanding, end of year	289,710	$8.48	438,196	$7.35	487,962	$6.76

Options exercisable, end of year	229,240	$8.28	336,818	$5.65	352,016	$4.94

Non-Qualified Options

Options outstanding beginning of year	280,987	$4.44	353,982	$4.17	414,682	$3.82

Options granted	—		—		4,000	$13.25
Options exercised	(93,776)	$3.39	(72,995)	$3.13	(64,700)	$2.45

Options outstanding, end of year	187,211	$4.93	280,987	$4.44	353,982	$4.17

Options exercisable, end of year	183,743	$4.83	277,021	$4.34	347,892	$4.04

A summary of options outstanding at December 31, 2007 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2007	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2007	Number of Options Vested or Expected to vest December 31, 2007

Incentive Options

$2.29 - $4.53	18,958	1.3 years	18,958	n/a
$4.54 - $7.12	135,063	3.8 years	135,063	n/a
$7.13 - $12.36	8,025	5.4 years	5,357	7,865
$12.37 - $13.99	80,664	6.6 years	52,596	79,051
$14.00 - $17.80	47,000	7.9 years	17,266	46,060

	289,710		229,240	132,975

Non-qualified Options

$4.71	179,475	2.3 years	179,475	n/a
$9.65	5,332	5.8 years	4,264	5,225
$13.25	2,404	7.2 years	4	2,356

	187,211		183,743	7,581

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.02, $3.75, and $3.25.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2007. The aggregate intrinsic value of options outstanding for the year ended December 31, 2007 was $1,616,000.  The intrinsic value of options vested for the year ended December 31, 2007 was $1,615,000 and for options vested or expected to vest was $1,500.  The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 totaled $1,663,000, $1,560,000 and $1,383,000, respectively.  The total fair value of the shares that vested during the years ended December 31, 2007, 2006 and 2005 totaled $535,000, $175,000 and $390,000, respectively.

The compensation cost charged against income for stock options was $139,000 and $175,000 for the years ended December 31, 2007 and 2006, respectively. Income tax benefits recognized for the years ended December 31, 2007 and 2006 totaled $428,000 and $489,000. Management’s estimate of expected forfeitures for the remaining non-vested options is approximately 2% and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2007, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $174,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits for the year ending December 31, 2007 and 2006 totaled $428,000 and $489,000, respectively.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2007

Basic earnings per share	$6,459,000	7,416,874	$0.87

Effect of dilutive stock		195,085

Diluted earnings per share	$6,459,000	7,611,959	$0.85

December 31, 2006

Basic earnings per share	$7,151,000	7,279,969	$0.98

Effect of dilutive stock		381,076

Diluted earnings per share	$7,151,000	7,661,045	$0.93

December 31, 2005

Basic earnings per share	$7,198,000	7,166,258	$1.00

Effect of dilutive stock		445,446

Diluted earnings per share	$7,198,000	7,611,704	$0.95

Stock options totaling 118,000 were excluded from the computation of diluted earnings per share for the year ended December 31, 2007 due to the stock options being considered anti-dilutive.  All stock options outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2006 and 2005 as none of those stock options were considered anti-dilutive.

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Depository Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-

balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth in the following table. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2007 and 2006.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

December 31, 2007

Company:
Total capital (to risk-weighted assets)	$72,206,000	14.1%	$40,849,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$66,974,000	13.1%	$20,425,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$66,974,000	11.6%	$23,096,000	4.0%	n/a	n/a

Bank:
Total capital (to risk- weighted assets)	$58,149,000	11.4%	$40,793,000	8.0%	$50,991,000	10.0%
Tier 1 capital (to risk-weighted assets)	$52,917,000	10.4%	$20,397,000	4.0%	$30,595,000	6.0%
Tier 1 capital (to average assets)	$52,917,000	9.3%	$22,756,000	4.0%	$28,445,000	5.0%

December 21, 2006

Company:
Total capital (to risk-weighted assets)	$58,991,000	11.9%	$39,549,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$53,717,000	10.9%	$19,775,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$53,717,000	10.1%	$21,972,000	4.0%	n/a	n/a

Bank:
Total capital (to risk- weighted assets)	$54,792,000	11.1%	$39,511,000	8.0%	$49,387,000	10.0%
Tier 1 capital (to risk-weighted assets)	$49,518,000	10.0%	$19,756,000	4.0%	$29,633,000	6.0%
Tier 1 capital (to average assets)	$49,518,000	9.0%	$20,473,000	4.0%	$25,591,000	5.0%

12.                               OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Alternative investment fees	$354,000	$350,000	$520,000
Merchant card processing fees	403,000	381,000	390,000
Earnings from Cash surrender value of bank owned life insurance	383,000	331,000	294,000
Gain on sale of mortage servicing assets	730,000	—	—
Other	1,282,000	986,000	869,000

	$3,152,000	$2,048,000	$2,073,000

Other expenses consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Professional fees	$1,516,000	$1,269,000	$1,035,000
Telephone and postage	594,000	630,000	580,000
Stationary and supplies	828,000	710,000	545,000
Advertising and promotion	752,000	660,000	412,000
Director fees and retirement accrual	482,000	450,000	469,000
Other	2,904,000	2,536,000	2,645,000

	$7,076,000	$6,255,000	$5,686,000

13.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Federal	State	Total
2007

Current	$3,735,000	$1,316,000	$5,051,000
Deferred	(470,000)	(142,000)	(612,000)

Provision for income taxes	$3,265,000	$1,174,000	$4,439,000

2006

Current	$4,572,000	$1,580,000	$6,152,000
Deferred	(820,000)	(230,000)	(1,050,000)

Provision for income taxes	$3,752,000	$1,350,000	$5,102,000

2005

Current	$4,643,000	$1,659,000	$6,302,000
Deferred	(992,000)	(339,000)	(1,331,000)

Provision for income taxes	$3,651,000	$1,320,000	$4,971,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,731,000	$2,585,000
Deferred compensation	3,090,000	2,714,000
Future benefit of state tax deduction	388,000	507,000
Premises and equipment	635,000	336,000
Stock based compensation	23,000	—
Other	12,000	27,000

Total deferred tax assets	6,879,000	6,169,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(486,000)	(436,000)
Accrual to cash - deferred loan costs	(177,000)	(225,000)
Prepaid expenses	(255,000)	(276,000)
Unrealized loss on available-for-sale investment securities	(13,000)	(7,000)
Other	(117,000)	—

Total Deferred tax liabilities	(1,048,000)	(944,000)

Net deferred tax assets	$5,831,000	$5,225,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences are as follows:

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$3,814,000	35.0	$4,289,000	35.0	$4,261,000	35.0
State franchise tax, net of Federal tax effect	763,000	7.0	877,000	7.2	871,000	7.2
Tax-exempt income from life insurance policies	(134,000)	(1.2)	(116,000)	(1.0)	(99,000)	(0.8)
Other	(4,000)	(0.0)	52,000	0.4	(62,000)	(0.6)

	$4,439,000	40.8	$5,102,000	41.6	$4,971,000	40.8

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2004, and by state and local taxing authorities for years ended before December 31, 2003.  The Company determined the unrecognized tax benefit was not significant at December 31, 2007.

14.                               RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2006:

Balance, January 1, 2007	$1,927,000

Disbursements	5,351,000
Amounts repaid	(4,870,000)

Balance, December 31, 2007	$2,408,000

Undisbursed commitments to related parties, December 31, 2007	$1,423,000

The Company engages a related party for certain construction projects related to the Company’s buildings.  Total fees paid to this related party for construction activities for the year ended December 31, 2007 and 2006 were $624,000 and $1,488,000.

15.                               EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for twelve key executives. In addition, a retirement plan is in place for members of the Board of Directors. Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to twenty years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates. The expense recognized under these plans for the years ended December 31, 2007, 2006 and 2005 totaled $944,000, $1,111,000 and $741,000, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $10,201,000 and $9,798,000 at December 31, 2007 and 2006, respectively. Income earned on these policies, net of expenses, totaled $383,000, $331,000 and $294,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

There were no employer contributions for the years ended December 31, 2007, 2006 or 2005.

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

During 2007, the ESOP did not purchase any shares of the Company’s stock.  During 2006 the ESOP purchased 20,750 shares of the Company’s common stock at a cost of $354,000 using the proceeds from the line of credit to the ESOP. Interest expense of $94,000, $88,000 and $50,000 was recognized in connection with the line of credit during the years ended December 31, 2007, 2006 and 2005, respectively.

Compensation expense of $172,000, $609,000 and $251,000 was recognized for the years ended December 31, 2007, 2006 and 2005.

Allocated and unallocated ESOP shares at December 31, 2007, 2006 and 2005, adjusted for stock splits, were as follows:

	2007	2006	2005

Allocated shares	316,524	289,355	238,812
Unallocated Shares	126,590	155,258	185,051

Total ESOP Shares	443,114	444,613	423,863

Fair value of unallocated shares	$1,276,000	$2,344,000	$2,637,000

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

Cash and cash equivalents: Cash and cash equivalents include cash and due from banks Federal funds sold and certain short-term interest-bearing deposits in banks and the carrying amount is estimated to be fair value.

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

Loan servicing assets: The fair value of servicing assets is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$31,714,000	$31,714,000	$20,558,000	$20,558,000
Federal Funds sold and other	54,290,000	54,290,000	42,070,000	42,070,000
Interest-bearing deposits in banks	4,250,000	4,285,000	2,278,000	2,277,000
Loans held for sale	—	—	790,000	800,000
Investment securities	6,264,000	6,270,000	5,127,000	5,109,000
Loans	441,350,000	438,055,000	442,251,000	438,757,000
Other investments	591,000	591,000	118,000	118,000
Accrued interest receivable	3,657,000	3,657,000	4,197,000	4,197,000
Cash surrender value of Bank owned life insurance policies	10,201,000	10,201,000	9,798,000	9,798,000
Loan servicing assets	1,104,000	1,104,000	872,000	872,000

Financial liabilities:
Deposits	$500,991,000	$501,437,000	$484,856,000	$470,917,000
Notes payable	1,093,000	1,093,000	1,217,000	1,217,000
Junior subordinated debentures	16,496,000	18,230,000	8,248,000	8,248,000
Accrued interest payable	985,000	985,000	1,037,000	1,037,000

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2006 and 2005

	2007	2006

ASSETS

Cash and cash equivalents	$12,326,000	$2,985,000
Investment in bank subsidiary	52,917,000	49,518,000
Investment in non-bank subsidiary	660,000	716,000
Other assets	3,596,000	2,747,000

Total assets	$69,499,000	$55,966,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
ESOP note payable	$1,093,000	$1,217,000
Junior subordinated debentures	16,496,000	8,248,000
Other liabilities	936,000	774,000

Total liabilities	18,525,000	10,239,000

Shareholders' equity
Common stock	10,910,000	9,727,000
Unallocated ESOP shares	(1,407,000)	(1,514,000)
Retained earnings	41,454,000	37,505,000
Accumulated other comprehensive income, net of taxes	17,000	9,000

Total shareholders' equity	50,974,000	45,727,000

Total liabilities and shareholders' equity	$69,499,000	$55,966,000

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

	2007	2006	2005

Income:
Dividends declared by bank subsidiary	$4,251,000	$3,039,000	$2,258,000

Expenses:
Professional fees	367,000	347,000	231,000
Interest expense	1,118,000	821,000	642,000
Other expenses	380,000	790,000	374,000

Total expenses	1,865,000	1,958,000	1,247,000

Income before equity in undistributed income of subsidiaries	2,386,000	1,081,000	1,011,000

Equity in undistributed income of subsidiaries	3,335,000	5,416,000	5,707,000

Income before income tax benefit	5,721,000	6,497,000	6,718,000

Income tax benefit	738,000	654,000	480,000

Net Income	$6,459,000	$7,151,000	$7,198,000

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2007	2006	2005

Cash flows from operating activities:
Net income	$6,459,000	$7,151,000	$7,198,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(3,335,000)	(5,416,000)	(5,707,000)
Stock-based compensation	139,000	175,000	—
(Increase) decrease in other assets	(678,000)	(54,000)	268,000
Increase in other liabilities	146,000	25,000	44,000
Net cash provided by operating activities	2,731,000	1,881,000	1,803,000

Cash flows from financing activities:
Proceeds from ESOP note payable	—	354,000	348,000
Repayment of ESOP note payable	(124,000)	(119,000)	(199,000)
Proceeds from issuance of junior subordinated debentures	8,248,000	—	—
Purchase of unallocated ESOP shares	—	(354,000)	(348,000)
Proceeds from exercise of stock options, including tax benefit	1,104,000	1,000,000	527,000
Payment of cash dividends	(2,408,000)	(1,637,000)	(1,069,000)
Repurchase of common stock	(210,000)	(2,498,000)	—
Net cash used by financing activities	6,610,000	(3,254,000)	(741,000)

Increase (decrease) in cash and cash equivalents	9,341,000	(1,373,000)	1,062,000

Cash and cash equivalents at beginning of year	2,985,000	4,358,000	3,296,000

Cash and cash equivalents at end of year	$12,326,000	$2,985,000	$4,358,000

18.                               SUBSEQUENT EVENTS — TRUPS REPAY, SALE LEASEBACK, AND DIVIDEND

Redemption of Trust Preferred Securities

In July 2007, the Company formed CVB Trust II and issued $8,000,000 in Trust Preferred Securities (see Note 9).  This was done in anticipation of redeeming the $8,000,000 in callable Trust Preferred Securities issued by CVB Trust I which was completed in January 2008.  At December 31, 2007 the variable rate on the CVB Trust I securities was 8.0%.  CVB Trust II is fixed at 7.14% for the first five years.

Sale-Lease Back of Certain Properties

In February 2008, the Company sold and simultaneously entered into long-term operating lease agreements on seven of its properties with proceeds from the sale of approximately $15.3 million and a net gain of $5.6 million which will be deferred and recognized over the 15 year term of the leases.

Dividend

On March 7, 2008, the Company declared a cash dividend of $0.08 per share.  The dividend is payable on April 25, 2008 to holders of record at the close of business on March 31, 2008.