Form 10-Q
period 2008-03-31
COMMUNITY VALLEY BANCORP
filed 2008-05-12
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMUNITY VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California	000-51678	68-0479553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation or organization)

1360 East Lassen Avenue, Chico, California		95973
(Address of principal executive offices)		(Zip code)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2. Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock — 6,663,836 shares outstanding at May 8, 2008.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands)	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$22,176	$31,714
Federal funds sold & other	57,700	54,290
Total cash & cash equivalents	79,876	86,004

Interest-bearing deposits in banks	5,636	4,250
Investment securities (fair value of $8,991 at March 31, 2008 and $6,270 at December 31, 2007)	8,979	6,264
Loans held for sale at lower of cost or market	220	—
Loans, less allowance for loan losses of $6,025 at March 31, 2008 and $5,232 at December 31, 2007	451,553	441,350
Premises and equipment, net	8,737	17,905
Bank owned life insurance	10,296	10,201
Accrued interest receivable and other assets	13,774	14,646
Total assets	$579,071	$580,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$72,124	$77,574
Interest bearing	429,870	423,417
Total deposits	501,994	500,991

ESOP note payable	1,057	1,093
Junior subordinated debentures	8,248	16,496
Accrued interest payable and other liabilities	16,142	11,066
Total liabilities	527,441	529,646

Commitments and contingencies

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 7,663,775 shares at March 31, 2008 and 7,607,908 shares at December 31, 2007	11,360	10,910

Unallocated ESOP shares 122,826 shares at March 31, 2008 and 126,590 shares at December 31, 2007 (at cost)	(1,390)	(1,407)
Retained Earnings	41,604	41,454
Accumulated other comprehensive income, net	56	17

Total shareholders’ equity	51,630	50,974
Total liabilities and shareholders’ equity	$579,071	$580,620

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)

	For the period ended
	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$8,945	$9,931
Interest on federal funds sold	314	595
Interest on deposits in banks	235	24
Interest on investment securities:
Taxable	101	49
Exempt from federal income tax	16	16
Total interest income	9,611	10,615

Interest expense:
Interest expense on deposits	2,784	3,173
Interest expense on junior subordinated debentures	137	185
Interest expense on notes payble	19	23
Total interest expense	2,940	3,381
Net interest income before provision for loan losses	6,671	7,234
Provision for loan losses	225	75
Net interest income after provision for loan losses	6,446	7,159

Non-interest income	1,959	1,714

Non-interest expenses:
Salaries and employee benefits	3,697	4,017
Occupancy	675	488
Furniture and equipment	641	545
Other expense	1,979	1,655
Total non-interest expense	6,992	6,705

Income before provision for income taxes	1,413	2,168

Provision for income taxes	589	918

Net income	$824	$1,250

Basic earnings per share	$0.11	$0.17
Diluted earnings per share	$0.11	$0.17

Cash dividends per share	$0.08	$0.08

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated Other
					Comprehensive	Total
	Common Stock		Unallocated	Retained	Income, net of	Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	taxes	Equity	Income
Balance, January 1, 2007	7,394,664	$9,727	$(1,514)	$37,505	$9	$45,727

Comprehensive income
Net income				6,459		6,459	6,459
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					8	8	8
Total comprehensive income							6,467

Exercise of stock options and related tax benefit	232,108	1,104				1,104
Amortization of stock compensation – ESOP shares		65	107			172
Cash dividends- $.32 per share				(2,425)		(2,425)
Stock based compensation expense		139				139
Retirement of common stock	(18,864)	(125)		(85)		(210)

Balance, December 31, 2007	7,607,908	10,910	(1,407)	41,454	17	50,974

Comprehensive income
Net income				824		824	824
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					39	39	39
Total comprehensive income							863

Exercise of stock options and related tax benefit	67,934	467				467
Amortization of stock compensation – ESOP shares		21	17			38
Cash dividends- $.08 per share				(614)		(614)
Stock based compensation expense		21				21
Retirement of common stock	(12,067)	(59)		(60)		(119)

Balance, March 31, 2008	7,663,775	$11,360	$(1,390)	$41,604	$56	$51,630

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS              (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Cash flows from operating activities: Net income	$824	$1,250
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	225	75
Decrease in deferred loan origination fees	(107)	(142)
Depreciation and amortization, net	574	486
(Gain) loss on disposition of Bank premises and equipment	(4)	20
Net increase in loans held for sale	(220)	(1,008)
Increase in cash surrender value of bank-owned life
insurance, net	(95)	(94)
Excess tax benefit from exercise of stock options	(145)	(183)
Non-cash compensation expense associated with the ESOP	38	54
Stock based compensation	21	42
Increase in accrued interest receivable and other assets	(459)	(78)
Increase in accrued interest payable and other liabilities	5,651	481
Provision for deferred income taxes	(300)	—
Net cash provided by operating activities	6,003	903

Cash flows from investing activities:
(Increase) decrease in interest-bearing deposits in banks	(1,386)	594
Proceeds from matured or called available-for-sale investment securities	1,000	1,000
Proceeds from principal payments on available-for-sale investment sercurities	75	3
Proceeds from matured or called held-to-maturity investment securities	1,000	—
Proceeds from principal payments of held-to-maturity investment securities	36	61
Purchase of available-for-sale investment securities	(3,010)	(1,000)
Purchases of premises and equipment	(160)	(1,483)
Proceeds from sale of premises and equipment	9,700	—
Net increase in loans	(11,844)	(5,245)
Net cash used in investing activities	(4,589)	(6,070)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	2,812	31,618
Net decrease in time deposits	(1,809)	(10,939)
Repayment of ESOP note payable	(36)	(31)
Payment of cash dividends	(609)	(591)
Tax benefit from the exercise of stock options	145	183
Proceeds from exercise of stock options	322	256
Retirement of common stock	(119)	—
Repayment of junior subordinated debentures	(8,248)	—
Net cash (used in) provided by financing activities	(7,542)	20,496

(Decrease) increase in cash and cash equivalents	(6,128)	15,329

Cash and cash equivalents at beginning of year	86,004	62,628

Cash and cash equivalents at end of period	$79,876	$77,957

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein, however the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (which consist solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established two wholly-owned unconsolidated subsidiaries, Community Valley Bancorp Trust I and II (the “Trusts”), both of which are Delaware statutory business trusts, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and nine month periods ended March 31, 2008 may not necessarily be indicative of the operating results for the full year 2008.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,522,758 shares for the three month period ended March 31, 2008 and 7,288,480 shares for the three month period ended March 31, 2007). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (144,104 shares for the three-month period ended March 31, 2008 and 279,479 shares for the three-month period ended March 31, 2007).

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

4. STOCK –BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 22,674 shares of common stock remain reserved for issuance to employees, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 374,313 shares of common stock remain reserved for issuance to employees and directors, of which 85,877 shares are available for future grants.  There were no options granted during the three months ended March 31, 2008 or 2007.

Stock option activity for the interim 2008 period is summarized as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate Intrinsic
2008	Shares	Exercise Price	Term	Value
Outstanding at January 1	476,921	$7.76	4.1 years	$1,617,000
Exercised	(67,934)	$2.16
Granted	—	$0.00
Cancelled/Expired	(12,000)	$12.38
Outstanding at March 31	396,987	$8.13	4.1 years	$1,789,000
Options vested or expected to vest at March 31	389,047	$7.97	4.3 years	$1,753,000
Exercisable at March 31	343,181	$7.14	3.6 years	$1,780,000

5.  COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $174,000,000 and $184,000,000 and stand-by letters of credit of $6,700,000 at both March 31, 2008 and December 31, 2007.

Of the loan commitments outstanding at March 31, 2008, $80,589,000 is real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2008 and December 31, 2007.  The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Accounting for Uncertainty in Income Taxes

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2008.

7.  FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

The following tables presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2008.  They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
		at March 31, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	6,669	6,669
Mortgage Servicing Rights	8		8

Total assets measured at fair value on a recurring basis	$6,677	$6,669	$8	$—

Junior subordinated debentures, at fair value	$8,248		$8,248

Total liabilities measured at fair value on a recurring basis	$8,248	$—	$8,248	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities - Fair values for investment securities are based on quoted market prices.

Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using a discounted cash flow model.

Assets measured at fair value on a non recurring basis are summarized below:

		Fair Value Measurements
		at March 31, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$378	$—	$378	—

Total assets measured at fair value on a non recurring basis	$378	$—	$378	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Impaired Loans—The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for March 31, 2008 and December 31, 2007 and income and expense accounts for the three month periods ended March 31, 2008 and 2007.

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

General Development of Business

The Company is a financial holding company (“FHC”) registered and authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2002 and elected to change to a FHC in 2004.    As a financial holding company, the Company is subject to the Federal Holding Company Act and to supervision by the board of Governors of the Federal Reserve System (“FRB”).  Its principal office is located at 1360 East Lassen Avenue, Chico, California 95973 and its telephone number is (530) 899-2344.

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank.  Butte Community Bank was incorporated and commenced business in Paradise and Oroville, California in 1990.  Butte Community Bank operates fifteen full service offices within its primary service areas of Butte, Sutter, Yuba, Tehama, and Shasta Counties.  The Bank also maintains Loan Production Offices in Citrus Heights and Gridley. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties.  Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services. The name was changed to Butte Community Insurance Agency LLC in April, 2006.

In July 2007, the Company formed a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, for the purpose of issuing trust preferred securities.  Community Valley Bancorp Trust I was dissolved in January 2008 when the Trust I securities were redeemed.

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2007 Annual Report to Shareholders on Form 10-K and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s annual consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at March 31, 2008.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of the share-based payments such as stock options granted to employees.  The Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and for all awards granted after that date as they vest.  The estimates of the grant date fair values are based on an option pricing model that uses assumptions based on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for additional information related to stock-based compensation.

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

Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.    Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized.

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

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Overview

The Company recorded net income of $824,000 for the quarter ended March 31, 2008, which was a decrease of 34.1% from the $1,250,000 reported for the same period of 2007.  Diluted earnings per share for the First quarter of 2008 were $0.11, compared to the $0.17 recorded in the first quarter of 2007.  The annualized return on average equity (ROAE) and return on average assets (ROAA) for the first quarter of 2008 were 6.80% and .63%, respectively, as compared to 11.05% and .90%, respectively, for the same period in 2007.  The primary reasons for the decrease in net income for the first three months of 2008 were, the 300 basis point decrease in the prime rate over the past six months resulting in a compression of the net interest margin of 61 basis points on a quarter over quarter basis, the slowdown in the real estate construction market, and increased expenses associated with the new branches in Redding and Anderson and the new Administrative Headquarters.

Total assets of the Company decreased by $1,909,000 or (.33%) from December 31, 2007 to $579,071,000 at March 31, 2008.  Net loans increased to $451,773,000, up $10,423,000 (2.4%) from the ending balances on December 31, 2007.  Deposit balances at March 31, 2008 increased to $501,994,000, up $1,003,000 (.20%) from December 31, 2007.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended March 31,
(In thousands, except percentages)	2008	2007

Net interest income	$6,671	$7,234
Provision for loan losses	(225)	(75)
Non-interest income	1,959	1,714
Non-interest expense	(6,992)	(6,705)
Provision for income taxes	(589)	(918)

Net income	$824	$1,250

Average total assets (In millions)	$574.3	$562.1
Net income (annualized) as a percentage of average total assets	0.58%	0.90%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.17% for the three months ended March 31, 2008 which was down 61 basis points from 5.78% for the three month period ending March 31, 2007.  Net interest income decreased $563,000 (7.8%) for the three months ended March 31, 2008 over the same period in 2007.  The primary reason for this decrease was the compression of the net interest margin as a result of 300 basis points decrease in rates and because the repricing of our interest bearing liabilities tends to lag behind our interest bearing assets.

The average balances of interest bearing liabilities were $3,145,000 (.73%) higher in the first quarter of 2008 versus the same quarter in 2007. Rates paid on these liabilities decreased 46 basis points on a quarter over quarter basis.  The average balances of interest earning assets were $11,744,000 (2.31%) higher in the first quarter of 2008 versus the same quarter in 2007.

Rates earned on these assets were 104 basis points less at the end of the first quarter of 2008 than they were at the end of the first quarter in 2007.  Primarily as a result of the decrease in interest rates, interest income was $1,004,000 (9.5%) lower and interest expense was $441,000 (13%) lower in the first quarter of 2008 versus the prior year period.  After another 25 basis point decrease in rates at the end of April, management expects to see a leveling off of interest rates for the remainder of this year although no assurances can be given that this will actually happen.

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

Table Two:  Analysis of Net Interest Margin

Three months ended March 31,	2008			2007
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Assets:
Earning assets
Loans (1)	$449,986	$8,945	8.00%	$454,342	$9,931	8.86%
Taxable investment securities	5,312	101	7.66%	3,793	49	5.24%
Tax-exempt investment securities (2)	1,383	16	4.70%	1,389	16	4.67%
Federal funds sold & other	43,011	314	2.93%	45,807	595	5.27%
Interest bearing deposits in banks	19,393	235	4.87%	2,010	24	4.84%
Total earning assets	519,085	9,611	7.45%	507,341	10,615	8.49%
Cash & due from banks	16,641			17,673
Other assets	38,572			37,127
Average total assets	$574,298			$562,141

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$150,340	$334	0.89%	$153,002	$409	1.08%
Savings	114,788	603	2.11%	103,684	847	3.31%
Time deposits	158,178	1,847	4.70%	163,896	1,917	4.74%
Other borrowings	9,866	156	6.38%	9,445	208	8.93%
Total interest bearing liabilities	433,172	2,940	2.73%	430,027	3,381	3.19%
Demand deposits	75,608			76,003
Other liabilities	12,515			9,502
Total liabilities	521,295			515,532
Shareholders’ equity	53,003			46,609
Average liabilities and equity	$574,298			$562,141

Net interest income & margin (3)		$6,671	5.17%		$7,234	5.78%

(1)  Loan interest includes loan fees of $470,000 and $492,000 during the quarters ended March 31, 2008 and March 31, 2007, respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net intereest income by total average earning assets.

(4)  Average yield is calculated based on actual days in quarter (91 for for March 31, 2008 and 90 for March 30, 2007) and annualized to actual days in year (366 for 2008 and 365 for 2007).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis net interest income has decreased $563,000.  Interest income from earning assets has decreased by $1,004,000. Changes in the volume of earning assets, primarily interest bearing deposits in banks, have resulted in an increase in interest income of $96,000 while interest income from changes in rates has decreased by $1,100,000.  Interest expense for the first quarter of 2008 was $441,000 less than the same period in 2007.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of savings deposits, has resulted in a net increase of interest expense of $26,000.  Decreases in average rates paid, primarily on savings deposits, NOW and money market accounts and junior subordinated debentures have resulted in a decrease in interest expense decrease of $467,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended March 31, 2008 over 2007
(In thousands)	Volume	Rate (3)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	$(96)	$(889)	$(985)
Taxable investment securities	20	33	53
Tax exempt investment securities (2)	(0)	—	0
Federal funds sold	(37)	(245)	(282)
Interest bearing deposits in banks	209	1	210
Total	96	(1,100)	(1,004)
Interest-bearing liabilities:
NOW and MMDA deposits	(7)	(68)	(75)
Savings deposits	91	(335)	(244)
Time deposits	(67)	(3)	(70)
Other borrowings	9	(61)	(52)
Total	26	(467)	(441)
Interest differential	$70	$(633)	$(563)

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

Non-interest Income

Table Four below provides a summary of the components of noninterest income for the periods indicated (dollars in thousands) (percent of assets annualized):

Table Four:  Components of Noninterest Income

		% of Avg.		% of Avg.
Three months ended March 31,	2008	Assets	2007	Assets
Service charges on deposit accounts	$856	0.60%	$725	0.52%
Loan servicing fees	111	0.08%	104	0.08%
Fees - alternative investment sales	145	0.10%	86	0.06%
Merchant fee income	101	0.07%	93	0.07%
Gain on the sale of loans	228	0.16%	329	0.24%
Other	518	0.36%	377	0.27%
Total non-interest income	$1,959	1.37%	$1,714	1.24%

Non-interest income increased $231,000 (14.3%) to $1,959,000 for the three months ended March 31, 2008 as compared to $1,714,000 for the three months ended March 31, 2007. Increases in non-interest income were realized in fees from service charges (up 18.2%), loan servicing fees (up 6.7%) fees from alternative investment sales (up 68.6%), merchant fee income (up 8.6%), and other (up 30.9%).  This was offset by a decrease in the gain on sale of loans (down 7.6%).

The increase in service charge income was the result of additional deposit accounts opened during the first quarter of 2008 and fees resulting from our overdraft privilege deposit product.  The Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees due to a higher volume of sales during the first quarter of 2008 as deposit interest rates dropped resulting in customers seeking higher returns in the equities markets.  Increases in the “Other” category were a result of increased fees from ATM transactions, commissions earned on the sales of insurance policies and fees paid for payroll processing through our Business Services Division.  The gain on sale of loans was the only decrease in non-interest income items as the level of loans sold into the secondary market decreased as refinancing and new housing construction activity slowed.

Non-interest Expense

Non-interest expense increased $287,000 (4.3%) to $6,992,000 in the first quarter of 2008 versus $6,705,000 in the first quarter of 2007.    Salary and employee benefits declined by $320,000 (8.9%) as a result of staff attrition and lower expenses related to bonus accruals and retirement programs.  On a quarter over quarter basis, occupancy expenses were higher by $187,000 (38.3%) which is related to rent expense on the seven buildings which were sold in January 2008 and leased back by the Company.   Furniture and equipment expense was $641,000 in the first quarter of 2008 compared to $545,000 in the same period of 2007, representing a 17.6% increase.   This increase relates to the depreciation recorded on the purchase of new technology software and hardware as well as additional furniture and fixtures at the new Redding and Anderson branches and the new Administrative Headquarters that were not operational during the first quarter of 2007.  Other expenses increased $324,000 (19.6%) in the first quarter of 2008 versus the first quarter of 2007.   The majority of this increase was attributable to the costs associated with a campaign designed to acquire low cost deposit accounts.

Provision for Loan Losses

The Company provided $225,000 for loan losses for the first quarter of 2008 which was $150,000 more than the amount in the first quarter of 2007.  Loan charge offs for the first quarter ending March 31, 2008 were $12,000 and there were no charge offs for the period ended March 31, 2007.  Management assesses its loan quality on a monthly basis to determine the level of provision necessary to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the first quarter of 2008 was 41.7% consistent with the 42.3% for the same period in 2007.

Balance Sheet Analysis

The Company’s total assets were $579,071,000 at March 31, 2008 as compared to $580,620,000 at December 31, 2007, representing a decrease of $1,549,000 (.27%).  The average balance of total assets for the three months ended March 31, 2008 was $574,298,000, which represents an increase of $12,157,000 (2.2%) over the $562,141,000 for the three-month period ended March 31, 2007.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2008, these principal areas accounted for approximately 16%, 48%, 18%, 6% and 12%, respectively, of the Company’s loan portfolio.    The mix at December 31, 2007 was 17%, 47%, 18%, 6% and 12%.    While the local economy has stabilized from the peak of 2005 and 2006 we are not experiencing the significant downturn being observed in other areas of California.  New borrowers developed through the Company’s marketing efforts and credit extensions expanded to existing borrowers, offset by normal loan pay-downs and payoffs, resulted in net increases in loan balances for commercial real estate ($8,900,000 or 4.3%),   real estate construction of ($433,000 or ..53%), agricultural loans ($2,719,000 or 10.7%), and consumer ($1,814,000 or 3.4%).   A decrease was noted in commercial loans ($2,977,000 or 3.8%).  Table Five below summarizes the composition of the loan portfolio as of March 31, 2008 and December 31, 2007.

Table Five: Loan Portfolio Composition

(In thousands)	March 31, 2008	December 31, 2007
Commercial	$74,703	$77,680
Real estate:
Mortgage	217,431	208,531
Construction	82,324	81,891

Agriculture	28,086	25,367
Consumer	55,615	53,801
Total loans	458,159	447,270
Allowance for loan losses	(6,025)	(5,232)
Deferred loan fees, net	(581)	(688)
Total net loans	$451,553	$441,350

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 65.4% of the Company’s loan portfolio at March 31, 2008, which is a slight increase from the 64.9% concentration level at December 31, 2007.  Management believes the concentration has taken on more risk due to the decline in real estate values although we have not seen the drastic decline experienced in other areas of California.  We are monitoring real estate values very closely and if we determine values in the Company’s primary market areas are deteriorating more, this could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2008 and December 31, 2007.  There were no loans past due 90 days or more and still accruing interest at March 31, 2008 or December 31, 2007.

Table Six:  Non-Performing Loans

(In thousands)	March 31, 2008	December 31, 2007
Nonaccrual:
Commercial	$197	$—
Real estate	1,233	253
Consumer and other	58	—
Total non-performing loans	$1,488	$253

At March 31, 2008, there were six non-performing loans which were considered to be impaired.  The first one is a consumer loan for $58,000 which has been brought current subsequent to the end of the first quarter.  There were three real estate loans reportable for a total of $1,233,085.  Two of these loans have been paid into a current position with the remaining loan of $126,694 resulting in a foreclosure of the property and subsequent placement into the classification of “ORE” (Other Real Estate).  There were two non-performing commercial loans of which one has an SBA guarantee.  We are anticipating a loss of between $15,000 and $20,000 on the sale of the collateral from this loan.  The other commercial loan is not expected to result in a loss. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2008 or December 31, 2007.  Management is not aware of any potential problem loans, which were accruing and current at March 31, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of March 31, 2008 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $6,025,000 or 1.32% of total loans at March 31, 2008 and $5,232,000 or 1.17% at December 31, 2007.  The Company has a separate reserve for unfunded loan commitments of $280,000 as of March 31, 2008 and $860,000 as of December 31, 2007.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months March 31,
(In thousands, except for percentages)	2008	2007
Average loans outstanding	$449,986	$454,342
Allowance for possible loan losses at beginning of period	$6,092	$5,274
Loans charged off:
Commercial	(7)	—
Real estate	—	—
Consumer	(5)	—
Total	(12)	—
Recoveries of loans previously charged off:
Commercial	—	—
Real estate	—	—
Consumer	—	—
Total	—	—
Net loan charge offs	(12)	—

Additions to allowance charged to operating expenses	225	75
Allowance for unfunded loan commitments	(280)	—
Allowance for loan losses at end of period	$6,025	$5,349
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%
Provision for possible loan losses to average loans outstanding	0.05%	0.02%
Allowance for loan losses to loans net of deferred fees at end of period	1.32%	1.19%

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

Other Real Estate

During the first quarter ending March 31, 2008 the Company had acquired six single family residential lots as a result of the foreclosure on these properties.  These lots are classified as other real estate (“ORE”) and included in accrued interest receivable and other assets on the Company’s balance sheet.  Two of these properties are currently being marketed through local realty channels.  The other four properties are at a higher elevation and will be marketed for sale later this spring.  These properties will also be marketed for sale as soon as the snow melts.  At December 31, 2007, the Company did not have any ORE properties.

Deposits

At March 31, 2008, total deposits were $501,994,000 representing an increase of $1,003,000 (.20%) over the December 31, 2007 balance of $500,991,000.  A change in the mix of deposits has occurred throughout the first three months of 2008.  Non-interest bearing deposits decreased $5 million (6.5%) from $77.6 million at December 31, 2007.  Interest bearing demand deposits increased $1.4 million (.94%) to $153.9 million while savings deposits increased $7.1 million (6.4%).  Certificate of deposit balances decreased by $2 million (1.3%) to $157.5 million.

From May through July 2008 approximately $96 million in certificate of deposit balances will mature and reprice.  We see this as an opportunity to dramatically decrease our interest expense as these deposits currently have an average weighted yield of 4.95%.   With current certificate of deposit rates in the 2.50% range, we anticipate reducing our offering rates by a minimum of 200 basis points while still retaining these deposits.  A total of $4.9 million in brokered deposits matured and were returned during the first quarter of 2008. Only $3.2 million now remain on deposit and will mature during 2008.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.32 per share for 2007 and $0.8 per share for the first quarter of 2008.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  At March 31, 2008, shareholders’ equity was $51,630,000, representing an increase of $656,000 (1.3%) from $50,974,000 at December 31, 2007.  The increase is primarily the result of the exercise of stock options and net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above.  The Company’s ratio of total risk-based capital to risk adjusted assets was 11.4% at March 31, 2008 and December 31, 2007.  Tier 1 risk-based capital to risk-adjusted assets was 10.2% at March 31, 2008 and 10.4% at December 31, 2007.

Table Eight below lists the Company and the Bank capital ratios at March 31, 2008 and December 31, 2007, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight:  Capital Ratios

	At March 31,	At December 31,	Minimum Regulatory
Capital to Risk-Adjusted Assets	2008	2007	Requirement

Company
Leverage ratio	10.2%	11.6%	4.0%

Tier 1 Risk-Based Capital	11.6%	13.1%	4.0%

Total Risk-Based Capital	12.8%	14.1%	8.0%

Bank
Leverage ratio	9.2%	9.3%	4.0%

Tier 1 Risk-Based Capital	10.2%	10.4%	4.0%

Total Risk-Based Capital	11.4%	11.4%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2008 and December 31, 2007.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2008 and December 31, 2007.

Subsequent to March 31, 2008 the Company issued a Tender Offer for 1 million shares of the Company’s Common Stock at $13.00 per share.  This offer was fully subscribed and funds were paid to shareholders in May 2008. The pro-forma capital ratios giving effect to the Tender Offer using the March 31, 2008 capital and average asset numbers, and adjusting for the reduction in capital of $13 million the Company’s ratio of total risk-based capital to risk adjusted assets would have been 10.3% and the Tier 1 risk-based capital to risk-adjusted assets would have been 9.1%.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2007 and December 31, 2006

	$ Change in NII	$ Change in NII
	from Current	from Current
	12 Month	12 Month
	Horizon	Horizon
(In thousands)	March 31, 2008	December 31,
Variation from a constant rate scenario
+200bp	$3,338	$3,510
- 200bp	$(3,687)	$(3,847)

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

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary.  In general, inflation primarily affects the Company and it subsidiaries through its effect on market rates of interest, which affects the Company’s ability to attract loan customers.  Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which may be generated in the future.  In addition to its effects on interest rates, inflation increases overall operating expenses.  Inflation has not had a material effect upon the results of operations of the Company and its subsidiaries during the three month periods ended March 31, 2008, and 2007.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2008, consolidated liquid assets totaled $80 million or 13.8% of total assets compared to $86 million or 14.8% of total assets on December 31, 2007.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2008.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2006 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Commitments to fund loans and stand-by letters of credit at March 31, 2008 and December 31, 2007 were approximately $180,454,000 and $190,394,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 40.0% and 43.1%, respectively.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

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

During the three months ended March 31, 2008, 12,067 shares of common stock were repurchased under the share repurchase program at an average weighted cost of $9.84 per share, totaling $118,739.

Shares repurchased during the first quarter ending March 31, 2008.

				(d) Maximum Number (or
			(c)Total Number of Shares	approximate dollar value)
	(a) Total number of	(b) Average Price	(or Units) Purchased as Part of	of shares (or Units) that may
	Shares (or Units)	Paid per Share	Publicly Announced Plans or	yet be purchased under the Plans
Period	Purchased	(or Unit)	Programs	or Programs

Month #1
01-01-08 to
01-31-08	12,067	9.8406	12,067	$5,777,682.00

Month #2
02-01-08 to
02-29-08	0	0.0000	0	$5,777,682.00

Month #3
03-01-08 to
03-31-08	0	0.0000	0	$5,777,682.00

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Subsequent Event

During the month of April 2008 the Company issued a Tender Offer for 1 million shares at $13.00 per share.  This offer was fully subscribed and funds were paid to shareholders in May.

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

COMMUNITY VALLEY BANCORP

May 9, 2008	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

May 9, 2008	By: /s/ John F. Coger

John F. Coger
Executive Vice President, Chief Financial Officer
and Chief Operating Officer