Form 10-Q
period 2008-06-30
COMMUNITY VALLEY BANCORP
filed 2008-08-08
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(530) 899-2344

(Registrant’s telephone number,

including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12-b-2.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock — 6,678,661 shares outstanding at July 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$23,452	$31,714
Federal funds sold & other	4,490	54,290
Total cash & cash equivalents	27,942	86,004

Interest-bearing deposits in banks	4,844	4,250
Investment securities (fair value of $8,321 at June 30, 2008 and $6,270 at December 31, 2007)	8,711	6,264
Loans held for sale at lower of cost or market	566	—
Loans, less allowance for loan losses of $6,241 at June 30, 2008 and $5,232 at December 31, 2007	488,938	441,350
Premises and equipment, net	8,497	17,905
Bank owned life insurance	10,406	10,201
Accrued interest receivable and other assets	14,536	14,646
Total assets	$564,440	$580,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$78,279	$77,574
Interest bearing	418,913	423,417
Total deposits	497,192	500,991

Notes payable	5,017	1,093
Junior subordinated debentures	8,248	16,496
Accrued interest payable and other liabilities	14,474	11,066
Total liabilities	524,931	529,646

Commitments and contingencies

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,678,661 shares at June 30, 2008 and 7,607,908 shares at December 31, 2007	10,075	10,910

Unallocated ESOP shares 119,062 shares at June 30, 2008 and 126,590 shares at December 31, 2007 (at cost)	(1,373)	(1,407)
Retained Earnings	30,812	41,454
Accumulated other comprehensive (loss) income, net	(5)	17

Total shareholders’ equity	39,509	50,974
Total liabilities and shareholders’ equity	$564,440	$580,620

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the periods ended June 30,
	Three Months		Six Months
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$8,956	$10,157	$17,901	$20,089
Interest on federal funds sold	138	702	452	1,296
Interest on deposits in banks	71	25	306	49
Interest on investment securities:
Taxable	117	60	218	109
Exempt from federal income tax	16	16	32	32
Total interest income	9,298	10,960	18,909	21,575

Interest expense:
Interest expense on deposits	2,424	3,248	5,208	6,421
Interest expense on junior subordinated debentures	143	187	280	372
Interest expense on notes payble	15	28	34	51
Total interest expense	2,582	3,463	5,522	6,844
Net interest income before provision for loan losses	6,716	7,497	13,387	14,731
Provision for loan losses	450	—	675	75
Net interest income after provision for loan losses	6,266	7,497	12,712	14,656

Non-interest income	2,210	1,973	4,170	3,687

Non-interest expenses:
Salaries and employee benefits	3,654	3,934	7,351	7,952
Occupancy	714	454	1,389	942
Furniture and equipment	651	534	1,292	1,078
Other expense	1,703	1,735	3,682	3,390
Total non-interest expense	6,722	6,657	13,714	13,362

Income before provision for income taxes	1,754	2,813	3,168	4,982

Provision for income taxes	711	1,171	1,300	2,089

Net income	$1,043	$1,642	$1,868	$2,892

Basic earnings per share	$0.15	$0.22	$0.26	$0.39
Diluted earnings per share	$0.15	$0.22	$0.25	$0.38

Cash dividends per share	$0.04	$0.08	$0.12	$0.16

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands except share data)

	Common Stock		Unallocated	Retained	Accumulated Other Comprehensive (Loss) Income,	Total Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	net of taxes	Equity	Income
Balance, January 1, 2007	7,394,664	$9,727	$(1,514)	$37,505	$9	$45,727
Comprehensive income
Net income				6,459		6,459	6,459
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					8	8	8
Total comprehensive income							6,467

Exercise of stock options and related tax benefit	232,108	1,104				1,104
Amortization of stock compensation – ESOP shares		65	107			172
Cash dividends- $.32 per share				(2,425)		(2,425)
Stock based compensation expense		139				139
Retirement of common stock	(18,864)	(125)		(85)		(210)

Balance, December 31, 2007	7,607,908	10,910	(1,407)	41,454	17	50,974

Comprehensive income
Net income				1,868		1,868	1,868
Other comprehensive income

Net change in unrealized (losses) gains on available-for- sale investment securities					(22)	(22)	(22)
Total comprehensive income							1,846

Exercise of stock options and related tax benefit	82,759	564				564
Amortization of stock compensation – ESOP shares		47	34			81
Cash dividends- $.12 per share				(881)		(881)
Stock based compensation expense		43				43
Retirement of common stock	(1,012,006)	(1,489)		(11,629)		(13,118)
Balance, June 30, 2008	6,678,661	$10,075	$(1,373)	$30,812	$(5)	$39,509

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,868	$2,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	75
Decrease in deferred loan origination fees	(138)	(282)
Depreciation and amortization, net	1,099	978
(Gain) loss on disposition of Bank premises and equipment	(4)	27
Net increase in loans held for sale	(566)	(325)
Increase in cash surrender value of bank-owned life xinsurance, net	(205)	(191)
Excess tax benefit from exercise of stock options	(162)	(345)
Non-cash compensation expense associated with the ESOP	81	109
Stock based compensation	43	85
Increase in accrued interest receivable and other assets	593	(854)
Increase in accrued interest payable and other liabilities	4,305	1,375
Provision for deferred income taxes	(252)	(1,032)
Net cash provided by operating activities	7,337	2,512
Cash flows from investing activities:
Increase in interest-bearing deposits in banks	(594)	(4,703)
Proceeds from matured or called available-for-sale investment securities	1,000	1,000
Proceeds from principal payments on available-for-sale investment securities	107	45
Proceeds from matured or called held-to-maturity investment securities	1,000	—
Proceeds from principal payments of held-to-maturity investment securities	170	112
Purchase of available-for-sale investment securities	(3,010)	(1,000)
Purchase of held-to-maturity investment securities	(1,750)	—
Purchases of premises and equipment	(506)	(2,864)
Proceeds from sale of premises and equipment	9,700	16
Net increase in loans	(49,616)	(10,878)
Net cash used in investing activities	(43,499)	(18,272)
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	6,079	38,860
Net decrease in time deposits	(9,878)	(12,188)
Proceeds from note payable	4,000	—
Repayment of ESOP note payable	(76)	(58)
Payment of cash dividends	(1,223)	(1,192)
Excess tax benefit from the exercise of stock options	162	345
Proceeds from exercise of stock options	402	505
Retirement of common stock	(13,118)	—
Repayment of junior subordinated debentures	(8,248)	—
Net cash (used in) provided by financing activities	(21,900)	26,272

(Decrease) increase in cash and cash equivalents	(58,062)	10,512

Cash and cash equivalents at beginning of year	86,004	62,628

Cash and cash equivalents at end of period	$27,942	$73,140

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has also established a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and six-month periods ended June 30, 2008 may not necessarily be indicative of the operating results for the full year 2008.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (7,028,451 and 7,223,965 shares for the three and six month periods ended June 30, 2008 and 7,397,582 and 7,350,838 shares for the three month and six month periods ended June 30, 2007). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (93,979 and 109,191 shares for the three and six month periods ended June 30, 2008 and 206,037 and 242,758 shares for the three and six month periods ended June 30, 2007).  As of June 30, 2008, 153,330 outstanding options were  “out of the money”, that is the option price was higher than the market price so these shares were not used in the calculation of earning per share as they are considered antidilutive.

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

4. STOCK–BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan 22,474 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under these plans. Under the Company’s 2000 stock option plan, 359,688 shares of common stock remain reserved for issuance to employees and directors, of which 85,877 shares are available for future grants.  No options were granted during the three and six month period ending June 30, 2008.

Stock option activity for the interim 2008 period is summarized as follows (dollars in thousands):

2008	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	476,921	$7.76	4.1 years	$1,617
Exercised	(82,759)	$4.86
Granted	—	$0.00
Cancelled/Expired	(12,000)	$12.38
Outstanding at June 30	382,162	$8.24	3.9 years	$371
Options vested or expected to vest at June 30	374,519	$8.07	4.3 years	$364
Exercisable at June 30	176,426	$4.65	1.7 years	$371

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $167,000,000 and $184,000,000 and stand-by letters of credit of $6,300,000 and $6,700,000 at June 30, 2008 and December 31, 2007, respectively.

Of the loan commitments outstanding at June 30, 2008, $78,300,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2008 and December 31, 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended June 30, 2008.

7.  OTHER BORROWINGS

On June 30, 2008 the Company borrowed $4 million from one of its correspondent banks which was down streamed to Butte Community Bank into the capital accounts.  This note is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 3.25% adjusted quarterly.   At the time the note was written the rate of interest was 5.97%.

8.  FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157),  Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the second quarter of 2008.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2008.  They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008, Using
Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$6,535	6,535
Mortgage Servicing Rights	37		37

Total assets measured at fair value on a recurring basis	$6,572	$6,535	$37	$—

Junior subordinated debentures, at fair value	$8,248		$8,248

Total liabilities measured at fair value on a recurring basis	$8,248	$—	$8,248	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities - Fair values for investment securities are based on quoted market prices.

Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using a discounted cash flow model.

Assets measured at fair value on a non recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008, Using
Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$986		$986

Total assets measured at fair value on a non recurring basis	$986		$986

The following methods were used to estimate the fair value of each class of financial instrument above:

Impaired Loans —The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for June 30, 2008 and December 31, 2007 and income and expense accounts for the three and six month periods ended June 30, 2008 and 2007. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank (the “Bank”). The Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. The Bank operates thirteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. The Bank also maintains Loan Production Offices in Citrus Heights and Gridley. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

On December 1, 2004, the Company formed a wholly-owned subsidiary, CVB Insurance Agency LLC for the purpose of providing insurance related services.  The name was subsequently changed to Butte Community Insurance Agency LLC in April 2006.

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

The Company performs periodic and systematic detailed evaluations of its lending portfolio to identify and estimate the inherent risks and assess the overall collectability. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at June 30, 2008.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Overview

The Company recorded net income of $1,043,000 for the quarter ended June 30, 2008, which was a 36.4% decrease from the $1,642,000 reported for the same period of 2007. Diluted earnings per share for the second quarter of 2008 were $0.15, compared to the $0.22 recorded in the second quarter of 2007. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the second quarter of 2008 were 9.44% and .74%, respectively, as compared to 13.70% and 1.15%, respectively, for the same period in 2007. The primary reasons for the decrease in net income for the quarter ended June 30, 2008 were a compression of the net interest margin of 63 basis points as yields on earning assets decreased 133 basis points while rates paid on interest bearing liabilities decreased 79 basis points.  This was partially mitigated by the change in the mix of earning assets as average loans increased and average federal funds sold decreased. Also contributing to the decrease in net income was the slowdown in the real estate construction market.  For the quarter ended June 30, 2008 the provision for loan losses was $450,000 compared with no provision in the second quarter of 2007.  These decreases were partially offset by increases in services charges on deposit accounts and other non-interest income.

Net income for the six months ended June 30, 2008 was $1,868,000 which was a decrease of 35.4% from the $2,892,000 reported for the same period of 2007. Diluted earnings per share for the six months ended June 30, 2008 were $0.25, compared to the $0.38 recorded for the same period 2007. The ROAE and ROAA for the six months ended 2008 were 7.71% and .66%, respectively, as compared to 12.41% and 1.03%, respectively, for the same period in 2007. The primary reasons for the decrease in net income for the six month period is generally consistent with the discussion above for the second quarter as the net interest margin decreased 63 basis points from June 30, 2007.  The loan loss provision for the six month period ending June 30, 2008 was $675,000 compared to $75,000 for the six month period ending June 30, 2007.

Total assets of the Company decreased by $16,180,000, 2.8% from $580,620,000 at December 31, 2007 to $564,440,000 at June 30, 2008. Net loans were $489,504,000, an increase of $48,154,000, 10.9% from the December 31, 2007 balance of $441,350,000. Deposit balances at June 30, 2008 decreased to $497,192,000 down $3,799,000, .76% from the December 31, 2007 balance of $500,991,000.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)	2008	2007	2008	2007
Net interest income	$6,716	$7,497	$13,387	$14,731
Provision for loan losses	(450)	—	(675)	(75)
Non-interest income	2,210	1,973	4,170	3,687
Non-interest expense	(6,722)	(6,657)	(13,714)	(13,362)
Provision for income taxes	(711)	(1,171)	(1,300)	(2,089)
Net income	$1,043	$1,642	$1,868	$2,892

Average total assets (In millions)	$565.4	$570.6	$569.8	$566.8
Net income (annualized) as a percentage of average total assets	0.74%	1.15%	0.66%	1.02%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.22% for the three months ended June 30, 2008 and 5.19% for the six month period ending June 30, 2008 compared to 5.85% and 5.82% for the same periods in the prior year.  Net interest income decreased $781,000 (10.4%) for the second quarter of 2008 compared to the same period in 2007.  Net interest income decreased $1,344,000 (9.1%) for the six months ended June 30, 2008 over the same period in 2007. The primary reason for this decrease was the compression of the net interest margin as a result of 325 basis point decreases by the Federal Reserve Board since September 2007 and because the repricing of our interest bearing liabilities tends to lag  behind our interest bearing assets.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and six month periods ended June 30, 2008 compared to June 30, 2007 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended June 30, 2008 decreased by $1,201,000 from $10,157,000 at June 30, 2007 to $8,956,000.  The average balance of loans increased from $452,899,000 to $477,500,000 and the interest rate earned decreased from 9.00% to 7.54%.  Table Three shows the $1,201,000 decrease in interest income from loans was actually the result of a $550,000 increase in interest income from the higher balance of loans and a $1,751,000 decrease in interest income from the decrease in yields earned in the second quarter of 2008 compared to the same period in 2007.

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

Table Two:  Analysis of Net Interest Margin

Three Months Ended June 30,	2008			2007
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$477,500	$8,956	7.54%	$452,899	$10,157	9.00%
Taxable investment securities	7,494	117	6.30%	3,636	60	6.62%
Tax-exempt investment securities (2)	1,412	16	4.66%	1,390	16	4.62%
Federal funds sold & other	26,027	138	2.13%	54,505	702	5.17%
Interest bearing deposits in banks	5,515	71	5.18%	1,844	25	5.44%
Total earning assets	517,948	9,298	7.22%	514,274	10,960	8.55%
Cash & due from banks	18,367			17,146
Other assets	29,087			39,216
Average total assets	$565,402			$570,636

Liabilities & Shareholders’ Equity Interest bearing liabilities:
NOW & MMDA	$151,726	$289	0.77%	$148,344	$385	1.04%
Savings	118,338	522	1.77%	118,516	968	3.28%
Time deposits	152,529	1,613	4.25%	159,048	1,895	4.78%
Other borrowings	9,328	158	6.80%	9,407	215	9.17%
Total interest bearing liabilities	431,921	2,582	2.40%	435,315	3,463	3.19%
Demand deposits	73,683			77,241
Other liabilities	15,334			10,006
Total liabilities	520,938			522,562
Shareholders’ equity	44,464			48,074
Average liabilities and equity	$565,402			$570,636
Net interest income & margin (3)		$6,716	5.22%		$7,497	5.85%

(1)        Loan interest includes loan fees of $440,000 and $494,000 during the quarters ended June 30, 2008 and June 30, 2007, respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net interest income by total average earning assets.

(4)   Average yield is calculated based on actual days in quarter (91 for June 30, 2008 and June 30, 2007) and annualized to actual days in year (366 for 2008 and 365 for 2007).

Six months ended June 30,	2008			2007
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$463,743	$17,901	7.76%	$453,057	$20,089	8.94%
Taxable investment securities	6,884	218	6.38%	3,714	109	5.93%
Tax-exempt investment securities	1,397	32	4.66%	1,389	32	4.70%
Federal funds sold & other	34,519	452	2.63%	50,180	1,296	5.21%
Interest bearing deposits in banks	12,454	306	4.94%	1,927	49	5.13%
Total earning assets	518,997	18,909	7.33%	510,267	21,575	8.53%
Cash & due from banks	16,311			17,408
Other assets	34,508			39,094
Average total assets	$569,816			$566,770
Liabilities & Shareholders’ Equity Interest bearing liabilities:
NOW & MMDA	$150,861	$624	0.83%	$150,661	$794	1.06%
Savings	116,563	1,125	1.94%	111,141	1,815	3.29%
Time deposits	155,354	3,459	4.48%	161,459	3,812	4.76%
Other borrowings	9,597	314	6.58%	9,435	423	9.05%
Total interest bearing liabilities	432,375	5,522	2.57%	432,696	6,844	3.19%
Demand deposits	74,818			76,956
Other liabilities	13,909			9,500
Total liabilities	521,102			519,152
Shareholders’ equity	48,714			47,617
Average liabilities and equity	$569,816			$566,770
Net interest income & margin (3)		$13,387	5.19%		$14,731	5.82%

(1)   Loan interest includes loan fees of $968,000 and $1,037,000 during the six months ended June 30, 2008 and June 30, 2007, respectively.

(2)   Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)   Net interest margin is computed by dividing net intereest income by total average earning assets.

(4)   Average yield is calculated based on actual days in period (182 for June 30, 2008 and 181 for June 30, 2007) and annualized to actual days in year (366 for 2008 and 365 for 2007).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2008 net interest income has decreased $781,000 from the total at June 30, 2007.  Interest income from earning assets has decreased by $1,662,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $297,000 while interest income from changes in rates has decreased by $1,959,000.  Interest expense for the second quarter of 2008 was $881,000 less than the same period in 2007.  Changes in the volume of interest bearing liabilities, primarily the decrease in balances of certificates of deposit, has resulted in a net decrease of interest expense of $72,000.  Decreases in average rates paid, on all deposit products have resulted in an interest expense decrease of $809,000.

On a year-to-date basis through June 30, 2008, net interest income has decreased $1,344,000 from the total at June 30, 2007.  Interest income from earning assets has decreased by $2,666,000.  Changes in the volume of earning assets, primarily loans, federal funds sold and certificates of deposits in banks have resulted in an increase in interest income of $482,000 while interest income from changes in rates has decreased by $3,099,000. Interest expense for the six month period ending June 30, 2008 was $1,323,000 less than the total at June 30, 2007.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of savings and the decrease in time deposits, have resulted in a net decrease of interest expense of $48,000.  Decreases in average rates paid on all deposit products have resulted in an interest expense decrease of $1,275,000.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended June 30, 2008 over 2007 (In thousands)	Volume	Rate (3)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	550	(1,751)	(1,201)
Taxable investment securities	63	(6)	57
Tax exempt investment securities (2)	0	0	0
Federal funds sold	(366)	(198)	(564)
Interest bearing deposits in banks	50	(4)	46
Total	297	(1,959)	(1,662)
Interest-bearing liabilities:
NOW and MMDA deposits	8	(104)	(96)
Savings deposits	(1)	(445)	(446)
Time deposits	(77)	(205)	(282)
Other borrowings	(2)	(55)	(57)
Total	(72)	(809)	(881)
Interest differential	369	(1,150)	(781)

Six Months Ended June 30, 2008 over 2007 (In thousands)	Volume	Rate (3)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	$475	$(2,663)	$(2,188)
Taxable investment securities	94	16	109
Tax exempt investment securities (2)	0	—	—
Federal funds sold	(406)	(439)	(844)
Interest bearing deposits in banks	269	(12)	257
Total	432	(3,098)	(2,666)
Interest-bearing liabilities:
NOW and MMDA deposits	1	(171)	(170)
Savings deposits	88	(778)	(690)
Time deposits	(145)	(208)	(353)
Other borrowings	7	(116)	(109)
Total	(49)	(1,273)	(1,322)
Interest differential	$481	$(1,825)	$(1,344)

(1) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2) Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3) The rate/volume variance has been included in the rate variance.

On a quarter over quarter basis for the period ending June 30, 2008 net interest income has decreased $781,000 from the total at June 30, 2007.  Interest income from earning assets has decreased by $1,662,000. Increases in the level of average loans, have resulted in an increase in interest income of $550,000 offset by a decrease in the level of federal funds sold of $366,000. Interest income from volume changes increased $297,000. Decreases in the yields on loans of 146 basis points resulted in a decrease in interest income of $1,751,000 while decreases in yields on federal funds sold of 304 basis points decreased interest income by $198,000. Interest income from the decline in rates has decreased by $1,959,000.

On a quarter over quarter basis, changes in the volume of interest bearing liabilities, primarily the decrease in balances of certificates of deposit, has resulted in a net decrease of interest expense of $72,000.  Decreases in average rates paid, on all deposit products have resulted in an interest expense decrease of $809,000.  The average balances of interest bearing liabilities of $431,921,000 were $3,394,000 (.78%) lower in the second quarter of 2008 versus the same quarter in 2007.  As interest bearing liability balances decreased, rates paid on these liabilities also decreased by 79 basis points on a quarter over quarter basis.  As a result of both the decrease in interest rates and the volume and mix of interest bearing liabilities, interest expense was $881,000 (25.4%) lower in the second quarter versus the same period in 2007.

On a year-to-date basis through June 30, 2008, net interest income has decreased $1,344,000 from the total at June 30, 2007.  Interest income from earning assets has decreased by $2,666,000.  Changes in the volume of earning assets, primarily loans, federal funds sold and certificates of deposits in banks have resulted in an increase in interest income of $482,000 while interest income from changes in rates has decreased by $3,099,000.   Interest expense for the six month period ending June 30, 2008 was $1,322,000 less than the total at June 30, 2007.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of savings and the decrease in time deposits, have resulted in a net decrease of interest expense of $49,000.  Decreases in average rates paid on all deposit products have resulted in an interest expense decrease of $1,273,000.

The average balances of interest bearing liabilities were consistent decreasing only $321,000 (.07%)  in the six-month period ended June 30, 2008 compared to the same period in 2007.  Rates paid on interest bearing liabilities decreased 62 basis points compared to the six month period ended June 30, 2007.

As a result of the above, the Company’s net interest margin declined 63 basis points to 5.22% for the three months ended June 30, 2008 from 5.85% for he same period in the prior year.  For the six months ended June30, 2008 the net interest margin also declined 63 basis points to 5.19% compared to 5.82% for the same periods in the prior year.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

Three months ended June 30,	2008	% of Avg. Assets	2007	% of Avg. Assets
Service charges on deposit accounts	$995	0.63%	$873	0.61%
Loan servicing fees	112	0.08%	105	0.07%
Fees - alternative investment sales	154	0.11%	68	0.05%
Merchant fee income	108	0.08%	107	0.08%
Gain on the sale of loans	273	0.19%	401	0.28%
Other	568	0.80%	419	0.29%
Total non-interest income	$2,210	1.89%	$1,973	1.39%

Six months ended June 30,	2008	% of Avg. Assets	2007	% of Avg. Assets
Service charges on deposit accounts	$1,851	0.65%	$1,598	0.57%
Loan servicing fees	223	0.08%	209	0.07%
Fees - alternative investment sales	299	0.11%	155	0.05%
Merchant fee income	209	0.07%	200	0.07%
Gain on the sale of loans	501	0.18%	730	0.26%
Other	1,087	0.38%	797	0.28%
Total non-interest income	$4,170	1.47%	$3,687	1.31%

Non-interest income increased by $237,000 (12%) to $2,210,000 for the three months ended June 30, 2008 as compared to $1,973,000 for the three months ended June 30, 2007.  Increases in non-interest income were realized in fees from service charges (up 13.9%), loan servicing fees (up 6.7%), fees from alternative investment sales (up 126%) merchant fee income (up 1.0%) and other income (up 35.6%).  Decreases were in gains on the sale of loans (down 31.9%).  The increase in service charge income was the result of additional deposit accounts opened during the second quarter throughout our system of branches.  Loan servicing fees were up slightly due to the higher number of loans being serviced.  Fees from the sales of alternative investments, such as third-party mutual funds and annuities, were up due to the higher volume of sales during the quarter with the addition of another commission based sales person.  Merchant fee income was higher in the second quarter due to an increase in the volume of credit card sales. Increases in the “Other” category were a result of increased fees from ATM transactions, commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.   Gains on sales of loans into the secondary market decreased compared to the prior year as the loans sold by our Government and Mortgage Lending Divisions decreased as refinancing and new housing construction activity slowed.

Non-interest income increased by $483,000 (13.1%) to $4,170,000 for the six months ended June 30, 2008 as compared to $3,687,000 for the six months ended June 30, 2007.  Increases in non-interest income were realized in fees from service charges (up 15.8%), loan servicing fees (up 6.7%), fees from alternative investment sales (up 92.9%), merchant fee income (up 4.5%) and other income (up 36.2%).    There was a decrease in the gain on the sale of loans (down 31.4%).   The increase in service charge income was the result of additional deposit accounts opened during the first half of the year throughout our system of branches.   Loan servicing fees were up due to the higher number of loans being serviced.  Fees from the sales of alternative investments, such as third-party mutual funds and annuities, were up due to the higher volume of sales.  Merchant fee income was higher in the first six months of 2008 due to an increase in the volume of credit card sales of the same time frame in 2007. Increases in the “Other” category were a result of increased fees from ATM transaction, commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.  Gains on sales of loans into the secondary market decreased during the first half of 2008 as compared to the same period in 2007 for the same reasons stated above for the three month period.

Non-interest Expense

Non-interest expense increased slightly by $65,000 (1.00%) from $6,657,000 in the second quarter of 2007 to $6,722,000 in the second quarter of 2008.  Salary and employee benefits declined by $280,000 (7.1%) as a result of staff attrition and lower expenses related to bonus accruals and retirement programs. On a quarter over quarter basis, occupancy expenses were higher by $260,000 (57.3%).  This increase is related to rent expense on the seven buildings which were sold in January and leased back by the Company as well as increases in utilities, landscape maintenance, janitorial services and property taxes.  Furniture and equipment expense was $651,000 in the second quarter of 2008 compared to $534,000 in the same period of 2007, representing a 21.9% increase.  This increase relates to the depreciation recorded on the purchase of new technology software and hardware as well as additional furniture and fixtures at the new Redding and Anderson branches opened in the third quarter of 2007.  Other expenses decreased $32,000 from $1,735,000 to $1,703,000 in the second quarter of 2008 versus the second quarter of 2007.

Non-interest expense increased $352,000 (2.6%) from $13,362,000 in the first six months of 2007 to $13,714,000 in the first six months of 2008. Salary and employee benefits declined by $601,000 (8.2%) as a result of staff attrition and lower expenses related to bonus accruals and retirement programs.  On a year over year basis, full time equivalent employees decreased by 16 to 242.  Occupancy expense was up $447,000 (47.4%) from the first six months of 2007 to the first six months of 2008.  This increase is related to rent expense on the seven buildings which were sold in January and leased back by the Company as well as increases in utilities, landscape maintenance, janitorial services and property taxes. Furniture and equipment expense was up $213,000 (19.7%) from the first six months of 2007 to the first six months of 2008 due to the new branches discussed above and increases in depreciation from purchases of equipment and associated maintenance contracts.  Other expenses increased by $292,000 (8.6%).  This increase was attributable to higher telephone and postage costs as well as increased advertising and promotion costs.

Provision for Loan Losses

The Company provided $450,000 for loan losses for the second quarter of 2008 compared to no provision in the second quarter of 2007.  Net loan charge-offs for the second quarter of 2008 and 2007 were $208,000 and $8,000 respectively.  For the first six months of 2008, the Company recorded provisions for loan losses of $675,000 which compared to $75,000 for the first six months of 2007.  Net loan charge-offs for the six months ended June 30, 2008 and June 30, 2007 were $220,000 and $8,000 respectively.   Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the second quarter and first six months of 2008 remained consistent at 41.1% and 41.3%, versus 41.6% and 41.9% for the same periods in 2007.

Balance Sheet Analysis

The Company’s total assets were $564,440,000 at June 30, 2008 down $16,180,000 (2.9%) from $580,620,000 at December 31, 2007.  On a year over year basis, the average balance of total assets for the six months ended June 30, 2008 was $569,816,000, which represents a slight increase of $3,046,000 (.54%) over the $566,770,000 during the six-month period ended June 30, 2007.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2008, these principal areas accounted for approximately 17%, 47%, 16%, 8% and 12%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2007 was 17%, 47%, 18%, 6% and 12%.

Growth in the real estate loan category has slowed during the current economic downturn as we are experiencing more requests by borrowers to extend the terms of their loans thereby reducing the amount of loan payoffs we would normally expect.   New loan growth has occurred in the commercial, agriculture and consumer loan types.  Increases in loan balances from December 31, 2007 for commercial loans of $5,483,000 or (7.1%), commercial and residential mortgage real estate loans of $25,693,000 or (5.1%), agricultural loans of $12,660,000 or (49.9%), consumer loans of $5,881,000 or (10.9%).  Real estate construction loans decreased $1,258,000 or (1.5%) over the same period.  Table Five below summarizes the composition of the loan portfolio as of June 30, 2008 and December 31, 2007.

Table Five: Loan Portfolio Composition

(In thousands)	June 30, 2008	December 31, 2007
Commercial	$83,163	$77,680
Real estate:
Mortgage	234,224	208,531
Construction	80,633	81,891
Agriculture	38,027	25,367
Consumer	59,682	53,801
Total loans	495,729	447,270
Allowance for loan losses	(6,241)	(5,232)
Deferred loan fees, net	(550)	(688)
Total net loans	$488,938	$441,350

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 63.5% of the Company’s loan portfolio at June 30, 2008, which is slightly less, on a percentage basis, than the 64.9% concentration level at December 31, 2007.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of June 30, 2008 and December 31, 2007.  There were no loans past due 90 days or more and still accruing interest at June 30, 2008 or December 31, 2007.

Table Six:  Non-Performing Loans

(In thousands)	June 30,2008	December 31, 2007
Nonaccrual:
Commercial	$197	$—
Real estate	932	253
Consumer and other	—	—
Total non-performing loans	$1,129	$253

At June 30, 2008, there were eight non-performing loans which were considered to be impaired.  Of these two were non-performing commercial loans.   One of the commercial loans was for $178,998 and has an 80% SBA guarantee, resulting in an exposure to the Company $35,800.  The other commercial loan was for $18,178 and is secured with a truck which the Company is attempting to sell.  There were six non-performing real estate loans.  Of these three were equity lines of credit, one of which has paid off subsequent to the end of the reporting period for $11,810.  The second loan was for $35,031 with an original loan amount of $75,000.  A new appraisal was completed during the second quarter resulting in a lower appraised value.  As a result of this appraisal, $40,000 of this loan was charged off in the second quarter of this year.   The third loan had a balance of $26,905 and a new appraisal is forthcoming and the Company has a potential buyer for this property.  The fourth loan was for the construction of a single family residence that has a current balance of $612,500.  The construction of the home is complete but the borrowers are granting the Company a deed-in-lieu of foreclosure.   The home was recently in escrow with a sales price of $732,000 but the purchase was not completed.  A new appraisal has been ordered and our estimated loan to value is 84%.  The fifth loan is a construction loan for a duplex located in Sacramento with a balance of

 $119,560.  The borrower stopped construction with the structure 40% complete.  The Company is soliciting bids from qualified contractors to complete the project.  The final loan is a lot loan in Amador County with a balance of $126,694.  The lot declined in value and the borrower has stated he no longer plans to make the loan payments.   There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2008 or December 31, 2007.  Management is not aware of any potential problem loans, which were accruing and current at June 30, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2008 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $6,241,000 or 1.26% of total loans at June 30, 2008 and $5,232,000 or 1.17% at December 31, 2007.  The Company has established a separate reserve for unfunded loan commitments of $306,000 as of June 30, 2008 compared to $860,000 as of December 31, 2007 and included in accrued interest payable and other liabilities on the Company’s balance sheet.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2008	2007	2008	2007
Average loans outstanding	$477,500	$452,899	$463,743	$453,057
Allowance for possible loan losses at beginning of period	$6,025	$5,349	$6,092	$5,274
Loans charged off:
Commercial	(36)		(43)
Real estate	(173)	(8)	(173)	(8)
Consumer	—		(5)
Total	(209)	(8)	(221)	(8)
Recoveries of loans previously charged off:
Commercial	—	—	—
Real estate	—	—	—
Consumer	1	—	1	—
Total	1	—	1	—
Net loan charge offs	(208)	(8)	(220)	(8)
Additions to allowance charged to operating expenses	450	—	675	75
Allowance for unfunded loan commitments	(26)	(36)	(306)	(36)
Allowance for loan losses at end of period	$6,241	$5,305	$6,241	$5,305
Ratio of net charge-offs to average loans outstanding	0.04%	0.00%	0.05%	0.00%
Provision for possible loan losses to average loans outstanding	0.09%	0.00%	0.15%	0.02%
Allowance for loan losses to loans net of deferred fees at end of period	1.26%	1.17%	1.26%	1.17%

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

Other Real Estate

The Company is still marketing the six single family residential lots acquired through foreclosure as discussed in the March 31, 2008 10-Q.  These lots with a carrying value of $837,250 at June 30, 2008 are classified as other real estate (“ORE”) and included in accrued interest receivable and other assets on the Company’s balance sheet.  One of the lots is located in Paradise where a recent wildfire burned the property.  Subsequent to the fire, the Company charged-off $44,500 of the outstanding balance.   The second lot is located in El Dorado Hills and is listed with a local realtor.  This property was written down by $25,000 in the second quarter due to the lack of buyer activity.  The final four lots are located in Mt. Shasta City and are listed with a local realtor.  The listing price has been recently reduced by $60,000 as the realtor has stated there have been very few sales in the area.  At December 31, 2007, the Company did not have any ORE properties.

Deposits

At June 30, 2008, total deposits were $497,192,000 representing a decrease of $3,799,000 (.76%) from the December 31, 2007 balance of $500,991,000.  Non-interest bearing deposits increased slightly by $705,000 (1.0%) from $77.6 million at December 31, 2007.  Interest bearing demand deposits decreased slightly by $479,000 (.31%) to $152 million while savings deposits increased $6.3 million (5.7%).  Certificate of deposit balances decreased by $10.3 million (6.5%) to $149.2 million.

As discussed in the March 31, 2008 Form 10-Q, during the months of May, June, and July approximately $96 million in certificate of deposit balances were to mature and reprice.  We saw this as an opportunity to dramatically decrease our interest expense as these deposits had an average weighted yield of 4.95%.   We were able to reduce the weighted average yield of the certificates that matured during May and June by 145 basis points and retained 91% of the deposits.  We anticipate similar results with the $24 million maturing in July.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.32 per share for 2007 and $0.08 and $0.04 per share for the first and second quarters of 2008 respectively.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  On June 30, 2008 the Company borrowed $4 million from one of its correspondent banks which was downstreamed to Butte Community Bank into the capital accounts.  This note is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 3.25% adjusted quarterly.   At the time the note was written the rate of interest was 5.97%. At June 30, 2008, shareholders’ equity was $39,509,000, representing a decrease of $11,465,000 (22.5%) from $50,974,000 at December 31, 2007.  The decrease is primarily the result of the Tender Offer of 1 million shares at $13.00 per share done in April of this year resulting in the retirement of 1 million shares of the Company’s common stock for a total purchase price of $13 million.  This offer was over subscribed and participating shareholders were paid a pro-rata share on May 5, 2008 representing 63.38% of the shares tendered.  Net income from the period offset by the stock based compensation expense recorded and cash dividends discussed above also had an affect on the total.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.2% at June 30, 2008 and 11.4% at December 31, 2007.  Tier 1 risk-based capital to risk-adjusted assets was 9.0% at June 30, 2008 and 10.4 at December 31, 2007.

Table Eight below lists the Company’s and the Bank’s capital ratios at June 30, 2008 and December 31, 2007, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Capital to Risk-Adjusted Assets	At June 30, 2008	At December 31, 2007	Minimum Regulatory Requirement
Company
Leverage ratio	8.4%	11.6%	4.0%
Tier 1 Risk-Based Capital	8.9%	13.1%	4.0%
Total Risk-Based Capital	10.1%	14.1%	8.0%

Bank
Leverage ratio	8.6%	9.3%	4.0%
Tier 1 Risk-Based Capital	9.0%	10.4%	4.0%
Total Risk-Based Capital	10.2%	11.4%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at June 30, 2008 and December 31, 2007.  The Bank was considered “well-capitalized” by regulatory standards, at June 30, 2008 and December 31, 2007.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2008 and December 31, 2007

(In thousands)	$ Change in NIL from Current 12 Month Horizon June 30, 2008	$ Change in NIL from Current 12 Month Horizon December 31, 2007
Variation from a constant rate scenario
+200bp	$3,299	$3,510
-200bp	$(3,400)	$(3,847)

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

The economy is not likely to grow fast enough to absorb the growth of the labor force over the next twelve months consequently upward pressure will be placed on the unemployment rate which is currently around 5.2%.  Food prices are rising at an annual rate of nearly 5% and energy prices are at all time highs.  Slower economic growth could moderate the rate of inflation through the remainder of 2008.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2008, consolidated liquid assets totaled $35.5 million or 6.3% of total assets compared to $86 million or 14.8% of total assets on December 31, 2007.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2008.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at June 30, 2008 and December 31, 2007 were approximately $173.3 million and $190.4 million respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 35.4% and 43.1%, respectively.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”  The overall decline in residential real estate values in California, and more specifically in our primary market, has continued into 2008.  While the Company has not been materially impacted by this trend to the level of some other financial institutions, continuing declines in residential real estate will have a continuing negative impact on the overall economic conditions in the Company’s markets and may result in increased credit losses and/or reduced opportunities for future growth and profitability.

Item 2.  Changes in Securities and Use of Proceeds.

On March 13, 2008 the Company announced a Tender Offer for 1 million shares of the Company’s Common Stock at $13.00 per share.  This offer was over subscribed and participating shareholders were paid a pro-rata share on May 5, 2008 representing 63.38% of the shares tendered.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Shareholder meeting of the Registrant was held on June 19, 2008.

4,741,343 shares or 71.2% of the outstanding voting stock was available for quorum.

Proposal #1   4,704,859 shares or 70.6% voted for the election of thirteen directors named in the proxy statement for terms expiring on the date of the annual meeting in 2009.

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

COMMUNITY VALLEY BANCORP

August 8, 2008	By: /s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 8, 2008	By: /s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO