Form 10-Q
period 2008-09-30
COMMUNITY VALLEY BANCORP
filed 2008-11-06
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

No par value Common Stock — 6,692,931 shares outstanding at October 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$15,576	$31,714
Federal funds sold & other	41,110	54,290
Total cash & cash equivalents	56,686	86,004

Interest-bearing deposits in banks	3,170	4,250
Investment securities (fair value of $8,148 at September 30, 2008 and $6,270 at December 31, 2007)	8,640	6,264
Loans held for sale at lower of cost or market	478	—
Loans, less allowance for loan losses of $6,524 at September 30, 2008 and $5,232 at December 31, 2007	497,169	441,350
Premises and equipment, net	7,277	17,905
Other real estate owned	1,521	—
Bank owned life insurance	10,526	10,201
Accrued interest receivable and other assets	14,861	14,646
Total assets	$600,328	$580,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$73,454	$77,574
Interest bearing	459,915	423,417
Total deposits	533,369	500,991

Notes payable	4,976	1,093
Junior subordinated debentures	8,248	16,496
Accrued interest payable and other liabilities	13,063	11,066
Total liabilities	559,656	529,646

Commitments and contingencies

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,692,931 shares at September 30, 2008 and 7,607,908 shares at December 31, 2007	10,177	10,910

Unallocated ESOP shares 113,313 shares at September 30, 2008 and 126,590 shares at December 31, 2007 (at cost)	(1,345)	(1,407)
Retained Earnings	31,845	41,454
Accumulated other comprehensive (loss) income, net	(5)	17

Total shareholders’ equity	40,672	50,974
Total liabilities and shareholders’ equity	$600,328	$580,620

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	For the periods ended September 30,
	Three Months		Nine Months
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$9,225	$10,450	$27,126	$30,539
Interest on federal funds sold	83	518	534	1,815
Interest on deposits in banks	49	90	355	139
Interest on investment securities:
Taxable	97	53	315	162
Exempt from federal income tax	17	16	49	49
Total interest income	9,471	11,127	28,379	32,704

Interest expense:
Interest expense on deposits	2,216	3,204	7,424	9,625
Interest expense on junior subordinated debentures	143	322	423	694
Interest expense on notes payble	80	21	113	72
Total interest expense	2,439	3,547	7,960	10,391
Net interest income before provision for loan losses	7,032	7,580	20,419	22,312
Provision for loan losses	750	75	1,425	150
Net interest income after provision for loan losses	6,282	7,505	18,994	22,162

Non-interest income	2,539	2,653	6,708	6,341

Non-interest expenses:
Salaries and employee benefits	3,729	3,827	11,080	11,779
Occupancy	727	476	2,116	1,418
Furniture and equipment	668	586	1,960	1,665
Other expense	1,832	1,680	5,513	5,071
Total non-interest expense	6,956	6,569	20,669	19,933

Income before provision for income taxes	1,865	3,589	5,033	8,570

Provision for income taxes	564	1,411	1,864	3,499

Net income	$1,301	$2,178	$3,169	$5,071

Basic earnings per share	$0.20	$0.29	$0.45	$0.69
Diluted earnings per share	$0.20	$0.29	$0.44	$0.67

Cash dividends per share	$0.04	$0.08	$0.16	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except number of shares)

					Accumulated Other
					Comprehensive	Total
	Common Stock		Unallocated	Retained	(Loss) Income,	Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	net of taxes	Equity	Income
Balance, January 1, 2007	7,394,664	$9,727	$(1,514)	$37,505	$9	$45,727

Comprehensive income
Net income				6,459		6,459	6,459
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					8	8	8
Total comprehensive income							6,467

Exercise of stock options and related tax benefit	232,108	1,104				1,104
Amortization of stock compensation – ESOP shares		65	107			172
Cash dividends- $.32 per share				(2,425)		(2,425)
Stock based compensation expense		139				139
Retirement of common stock	(18,864)	(125)		(85)		(210)

Balance, December 31, 2007	7,607,908	10,910	(1,407)	41,454	17	50,974

Comprehensive income
Net income				3,169		3,169	3,169
Other comprehensive income

Net change in unrealized (losses) gains on available-for-sale investment securities					(22)	(22)	(22)
Total comprehensive income							3,147

Exercise of stock options and related tax benefit	99,151	630				630
Amortization of stock compensation – ESOP shares		63	62			125
Cash dividends- $.16 per share				(1,149)		(1,149)
Stock based compensation expense		63				63
Retirement of common stock	(1,012,006)	(1,489)		(11,629)		(13,118)

Balance, September 30, 2008	6,695,053	$10,177	$(1,345)	$31,845	$(5)	$40,672

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$3,169	$5,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,425	150
Decrease in deferred loan origination fees	(149)	(260)
Depreciation and amortization, net	1,596	1,505
(Gain) loss on disposition of premises and equipment	(4)	29
Net increase in loans held for sale	(478)	68
Increase in cash surrender value of bank-owned life insurance, net	(325)	(302)
Excess tax benefit from exercise of stock options	(163)	(413)
Non-cash compensation expense associated with the ESOP	124	171
Stock based compensation	63	113
Increase (Decrease) in accrued interest receivable and other assets	357	(267)
Increase in accrued interest payable and other liabilities	2,844	1,809
Provision for deferred income taxes	(242)	(1,032)
Net cash provided by operating activities	8,217	6,642

Cash flows from investing activities:
Increase (decrease) in interest-bearing deposits in banks	1,080	(981)
Proceeds from matured or called available-for-sale investment securities	2,000	1,000
Proceeds from principal payments on available-for-sale investment securities	163	70
Proceeds from matured or called held-to-maturity investment securities	1,000	—
Proceeds from principal payments of held-to-maturity investment securities	185	116
Purchase of available-for-sale investment securities	(4,009)	(2,437)
Purchase of held-to-maturity investment securities	(1,750)	—
Purchases of premises and equipment	(678)	(4,092)
Proceeds from sale of premises and equipment	9,712	19
Net increase in loans	(59,273)	(26,238)
Net cash used in investing activities	(51,570)	(32,543)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	4,935	21,576
Net increase (decrease) in time deposits	27,443	(13,855)
Proceeds from note payable	4,000	—
Repayment of ESOP note payable	(117)	(92)
Payment of cash dividends	(1,490)	(1,800)
Excess tax benefit from the exercise of stock options	163	413
Proceeds from exercise of stock options	467	638
Retirement of common stock	(13,118)	(44)
Repayment of junior subordinated debentures	(8,248)	8,248
Net cash provided by financing activities	14,035	15,084

(Decrease) in cash and cash equivalents	(29,318)	(10,817)

Cash and cash equivalents at beginning of year	86,004	62,628

Cash and cash equivalents at end of period	$56,686	$51,811

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company also has a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trusts, formed for the sole purpose of issuing trust preferred securities. Community valley Bancorp Trust I, which was also formed for the sole purpose of issuing trust preferred securities, was dissolved in January 2008 in conjunction with the redemption of the Trust I securities.  The results of operations for the three-month and nine month periods ended September 30, 2008 may not necessarily be indicative of the operating results for the full year 2008.

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

2.  EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (6,605,621 and 7,100,673 shares for the three and nine month periods ended September 30, 2008 and 7,479,267 and 7,394,309 shares for the three month and nine month periods ended September 30, 2007). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (41,305 and 86,562 shares for the three and nine month periods ended September 30, 2008 and 152,285 and 212,600 shares for the three and nine month periods ended September 30, 2007).  As of September 30, 2008, 152,293 outstanding options were “out of the money”, that is the option price was higher than the market price so these shares were not used in the calculation of earnings per share as they are considered antidilutive.

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

4.  STOCK —BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 8,254 shares of common stock remain reserved for issuance to employees, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 350,477 shares of common stock remain reserved for issuance to employees and directors, of which 92,916 shares are available for future grants.  No options were granted during the three and nine month period ending September 30, 2008.

Stock option activity for the interim 2008 period is summarized below:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
2008	Shares	Price	Term	Intrinsic Value
Outstanding at January 1	476,921	$7.76	4.1 years	$1,616,574
Exercised	(99,151)	$4.71
Granted	—	$0.00
Cancelled/Expired	(19,039)	$12.84
Outstanding at September 30	358,731	$8.33	3.7 years	$364,481
Options vested or expected to vest at September 30	351,556	$8.16	3.6 years	$357,191
Exercisable at September 30	160,034	$4.72	3.3 years	$364,481

5.  COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $149,368,000 and $184,000,000 and stand-by letters of credit of $6,504,000 and $6,700,000 at September 30, 2008 and December 31, 2007, respectively.

Of the loan commitments outstanding at September 30, 2008, $73,510,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2008 and December 31, 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended September 30, 2008.

7.  OTHER BORROWINGS

The $4 million note payable is from a correspondent bank to the holding company which was down streamed to Butte Community Bank into the capital accounts.  This note is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 3.25% adjusted quarterly.  The rate was adjusted to 7.30% on September 30, 2008.  The $976,000 represents the balance of the ESOP note payable due April 10, 2014 with an interest rate of 5.0% at September 30, 2008.  During the third quarter of 2008 the available amount that could be drawn on the ESOP note and used to purchase shares was increased by $338,000.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2008.  They indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	30-Sep-08	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$6,479	$6,479	$—	$—
Mortgage Servicing Rights	55	—	55	—
Total assets measured at fair value on a recurring basis	$6,534	$6,479	$55	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities - Fair values for investment securities are based on quoted market prices.

Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow

Assets measured at fair value on a non recurring basis are

	Fair Value Measurements at September 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	30-Sep-08	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,191	$—	$8,191	$—
Total assets measured at fair value on a non recurring basis	$8,191	$—	$8,191	$—

Impaired Loans —The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

9.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts for September 30, 2008 and December 31, 2007 and income and expense accounts for the three and nine month periods ended September 30, 2008 and 2007. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank (the “Bank”). The Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. The Bank operates fifteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. The Bank also maintains Loan Production Offices in Citrus Heights and Gridley. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at September 30, 2008.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Overview

The Company recorded net income of $1,301,000 for the quarter ended September 30, 2008, which was a 40.3% decrease from the $2,178,000 reported for the same period of 2007. Diluted earnings per share for the third quarter of 2008 were $0.20, compared to the $0.29 recorded in the third quarter of 2007. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the third quarter of 2008 were 12.73% and .89%, respectively, as compared to 17.36% and 1.51%, respectively, for the same period in 2007. The primary reasons for the decline in earnings for the third quarter ended September 30, 2008 are the increase in the level of the provision for loan losses, a decline in net interest income and in non interest income increased non interest expenses offset by decreases in the level of income taxes.

We experienced a compression of the net interest margin of 54 basis points as yields on earning assets decreased 144 basis points while rates paid on interest bearing liabilities decreased 108 basis points.  This was partially mitigated by the change in the mix of earning assets as average loans increased and average federal funds sold decreased.  Also contributing to the decrease in net income was the slowdown in the real estate construction market.   Additionally for the quarter ended September 30, 2008 we increased the provision for loan losses to $750,000 compared to $75,000 for the third quarter of 2007.  Noninterest income also declined as the Company recognized a one-time pretax gain of approximately $730,000 from the sale of mortgage servicing rights during the third quarter of 2007.  This was mitigated in 2008 by other increases in service charges on deposit accounts and other non-interest income.

Net income for the nine months ended September 30, 2008 was $3,169,000 which was a decrease of 37.5% from the $5,071,000 reported for the same period of 2007. Diluted earnings per share for the nine months ended September 30, 2008 were $0.44, compared to the $0.67 recorded for the same period 2007. The annualized (ROAE) and annualized return on average assets (ROAA) for the nine months ended 2008 were 9.21% and .74%, respectively, as compared to 14.15% and 1.19%, respectively, for the same period in 2007. The primary reasons for the decrease in net income for the nine month period is generally consistent with the discussion above for the third quarter as the net interest margin decreased 61 basis points from September 30, 2007 and increases in non interest expenses and the sale in 2007 of our mortgage servicing rights partially offset by increases in service charges on deposit accounts and other non-interest income.

Total assets of the Company increased by $19,708,000 3.4% from $580,620,000 at December 31, 2007 to $600,328,000 at September 30, 2008. Cash and cash equivalents decreased to $56,686,000 down $29,318,000, 34.1% as this decrease was used in conjunction with increased deposits as a funding source for the increase in loans.  Net loans increased to $497,647,000, up $56,297,000, 12.8% from December 31, 2007. Deposit balances at September 30, 2008 increased to $533,369,000 up $32,378,000, 6.5% from December 31, 2007.   Premises and equipment decreased to $7,277,000 down $10,628,000, 59.4% primarily due to the February 2008 sale leaseback of seven of our properties.   Shareholder’s equity decreased to $40,672,000 down $10,302,000, 20.2% primarily due to the March 2008 tender offer to repurchase approximately 1,000,000 shares of common stock offset by the year to date net income.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except percentages)	2008	2007	2008	2007
Net interest income	$7,032	$7,580	$20,419	$22,312
Provision for loan losses	(750)	(75)	(1,425)	(150)
Non-interest income	2,539	2,653	6,708	6,341
Non-interest expense	(6,956)	(6,569)	(20,669)	(19,933)
Provision for income taxes	(564)	(1,411)	(1,864)	(3,499)

Net income	$1,301	$2,178	$3,169	$5,070

Average total assets (In millions)	$577.0	$573.6	$572.2	$568.8
Net income (annualized) as a percentage of average total assets	0.89%	1.51%	0.74%	1.19%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 5.26% for the three months ended September 30, 2008 and 5.21% for the nine month period ending September 30, 2008 compared to 5.80% and 5.82% for the same periods ending September 30, 2007.  Net interest income decreased $548,000 (7.2%) for the third quarter of 2008 compared to the same period in 2007.  Net interest income decreased $1,893,000 (8.5%) for the nine months ended September 30, 2008 over the same period in 2007. The primary reason for this decrease was the compression of the net interest margin as a result of 325 basis point decreases by the Federal Reserve Board since September 2007 and because the repricing of our interest bearing liabilities tends to lag  behind our interest bearing assets.   This was partially offset by the growth of and change in mix of our interest-earning assets as average balances of Federal funds declined and average balances of loans increased.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and nine month periods ended September 30, 2008 compared to September 30, 2007 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended September 30, 2008 decreased by $1,225,000 from $10,450,000 at September 30, 2007 to $9,225,000.  The average balance of loans increased from $465,502,000 to $502,417,000 and the interest rate earned decreased from 8.91% to 7.30%.  Table Three shows the $1,225,000 decrease in interest income from loans was actually the result of an $826,000 increase in interest income from the higher balance of loans and $2,051,000 from the decrease in yields earned in the third quarter of 2008 compared to the same period in 2007.

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

Table Two:  Analysis of Net Interest Margin

Three Months Ended September 30,	2008			2007
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$502,417	$9,225	7.30%	$465,502	$10,450	8.91%
Taxable investment securities	7,297	97	5.29%	3,912	53	5.38%
Tax-exempt investment securities (2)	1,379	17	4.90%	1,350	16	4.70%
Federal funds sold & other	17,213	83	1.92%	40,475	518	5.08%
Interest bearing deposits in banks	3,926	49	4.97%	7,015	90	5.09%
Total earning assets	532,232	9,471	7.08%	518,254	11,127	8.52%
Cash & due from banks	15,480			16,860
Other assets	29,314			38,484
Average total assets	$577,026			$573,598

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$151,754	$295	0.77%	$143,917	$369	1.02%
Savings	115,397	504	1.74%	119,332	950	3.16%
Time deposits	169,692	1,417	3.32%	153,988	1,885	4.86%
Other borrowings	13,237	223	6.70%	17,633	343	7.72%
Total interest bearing liabilities	450,080	2,439	2.16%	434,870	3,547	3.24%
Demand deposits	72,224			87,726
Other liabilities	14,165			1,258
Total liabilities	536,469			523,854
Shareholders’ equity	40,557			49,744
Average liabilities and equity	$577,026			$573,598

Net interest income & margin (3)		$7,032	5.26%		$7,580	5.80%

(1)	Loan interest includes loan fees of $401,000 and $470,000 during the three months ended September 30, 2008 and September 30, 2007, respectively.

(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in quarter (92 for September 30, 2008 and September 30, 2007) and annualized to actual days in year (366 for 2008 and 2007).

Nine months ended September 30,	2008			2007
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$476,660	$27,126	7.60%	$457,251	$30,539	8.93%
Taxable investment securities	7,022	315	5.99%	3,781	162	5.74%
Tax-exempt investment securities	1,391	49	4.71%	1,376	49	4.72%
Federal funds sold & other	28,708	534	2.48%	46,909	1,814	5.17%
Interest bearing deposits in banks	9,591	355	4.94%	3,641	139	5.09%
Total earning assets	523,372	28,379	7.24%	512,958	32,703	8.52%
Cash & due from banks	16,440			17,223
Other assets	32,394			38,611
Average total assets	$572,206			$568,792

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$151,031	$919	0.81%	$148,388	$1,163	1.05%
Savings	116,171	1,628	1.87%	113,902	2,764	3.24%
Time deposits	160,168	4,877	4.07%	158,941	5,698	4.79%
Other borrowings	10,845	536	6.60%	11,914	766	8.60%
Total interest bearing liabilities	438,215	7,960	2.43%	433,145	10,391	3.21%
Demand deposits	74,077			80,870
Other liabilities	13,940			10,116
Total liabilities	526,232			524,131
Shareholders’ equity	45,974			44,661
Average liabilities and equity	$572,206			$568,792

Net interest income & margin (3)		$20,419	5.21%		$22,312	5.82%

(1)	Loan interest includes loan fees of $1,113,000 and $1,507,000 during the nine months ended September 30, 2008 and September 30, 2007, respectively.

(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in quarter (274 for September 30, 2008 and 273 for September 30, 2006) and annualized to actual days in year (366 for 2008 and 365 for 2006).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending September 30, 2008 net interest income has decreased $548,000 from the same time period in 2007.  Interest income from earning assets has decreased by $1,656,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $535,000 while interest income from changes in rates has decreased by $2,191,000.  Interest expense for the third quarter of 2008 was $1,108,000 less than the same period in 2007.  Changes in the volume of interest bearing liabilities, primarily the change in mix with an increase in balances of NOW, MMDA and time deposits and decreases in savings deposits and other borrowings, has resulted in a net increase of interest expense of $96,000.  Decreases in average rates paid, on all deposit products have resulted in an interest expense decrease of $1,204,000.

On a year-to-date basis through September 30, 2008, net interest income has decreased $1,893,000 from the total at September 30, 2007.  Interest income from earning assets has decreased by $4,323,000.  Changes in the volume of earning assets, primarily loans and federal funds sold have resulted in an increase in interest income of $960,000 while interest income from changes in rates has decreased by $5,283,000.   Interest expense for the nine month period ending September 30, 2008 was $2,430,000 less than the total at September 30, 2007.  Changes in the volume of interest bearing liabilities, primarily the increase in balances of NOW, MMDA, savings and time deposits, have resulted in a net increase of interest expense of $50,000.  Decreases in average rates paid, on all deposit products have resulted in an interest expense decrease of $2,480,000.

The average balances of interest bearing liabilities of $450,080,000 were $15,210,000 (3.5%) higher in the third quarter of 2008 versus the same quarter in 2007.  As interest bearing liability balances increased, rates paid on these liabilities decreased by 108 basis points on a quarter over quarter basis.  As a result of both the decrease in  interest rates and the volume and mix of interest bearing liabilities, interest expense was $1,108,000 (31.2%) lower in the third quarter versus the same period in 2007.  The average balances of interest bearing liabilities were $5,045,000 (1.2%) higher in the nine-month period ended September 30, 2008 versus the same period in 2007.  Rates paid on interest bearing liabilities decreased 78 basis points compared to the nine month period ended September 30, 2007.

As a result of the above, the Company’s net interest margin declined 54 basis points to 5.26% for the three months ended September 30, 2008 from 5.80% for the same period in the prior year.  For the nine months ended September 30, 2008 the net interest margin declined 61 basis points to 5.21% compared to 5.82% for the same period in the prior year.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended September 30, 2008 over 2007 (In thousands)	Volume	Rate (3)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	826	(2,051)	(1,225)
Taxable investment securities	46	(2)	44
Tax exempt investment securities (2)	—	1	1
Federal funds sold	(297)	(138)	(435)
Interest bearing deposits in banks	(40)	(1)	(41)
Total	535	(2,191)	(1,656)

Interest-bearing liabilities:
NOW and MMDA deposits	20	(94)	(74)
Savings deposits	(31)	(415)	(446)
Time deposits	192	(660)	(468)
Other borrowings	(85)	(35)	(120)
Total	96	(1,204)	(1,108)
Interest differential	439	(987)	(548)

Nine Months Ended September 30, 2008 over 2007 (In thousands)	Volume	Rate (3)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	$1,297	$(4,710)	$(3,413)
Taxable investment securities	139	14	153
Tax exempt investment securities (2)	1	(1)	—
Federal funds sold	(706)	(574)	(1,280)
Interest bearing deposits in banks	227	(11)	216
Total	958	(5,282)	(4,324)

Interest-bearing liabilities:
NOW and MMDA deposits	21	(265)	(244)
Savings deposits	55	(1,191)	(1,136)
Time deposits	44	(865)	(821)
Other borrowings	(70)	(160)	(230)
Total	50	(2,481)	(2,431)
Interest differential	$908	$(2,801)	$(1,893)

(1)	The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)	The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

		% of Avg.		% of Avg.
Three months ended September 30,	2008	Assets	2007	Assets
Service charges on deposit accounts	$1,033	0.71%	$928	0.63%
Loan servicing fees	124	0.09%	125	0.09%
Fees - alternative investment sales	96	0.07%	108	0.07%
Merchant fee income	105	0.07%	106	0.07%
Gain on the sale of loans	546	0.38%	206	0.14%
Other	635	0.44%	1,180	0.80%
Total non-interest income	$2,539	1.75%	$2,653	1.80%

		% of Avg.		% of Avg.
Nine months ended September 30,	2008	Assets	2007	Assets
Service charges on deposit accounts	$2,883	0.67%	$2,526	0.59%
Loan servicing fees	385	0.09%	334	0.08%
Fees - alternative investment sales	395	0.09%	262	0.06%
Merchant fee income	314	0.07%	306	0.07%
Gain on the sale of loans	1,009	0.24%	936	0.22%
Other	1,722	0.40%	1,977	0.46%
Total non-interest income	$6,708	1.57%	$6,341	1.48%

Table Four:  Components of Non-interest Income

Non-interest income decreased by $114,000 (4.3%) to $2,539,000 for the three months ended September 30, 2008 as compared to $2,653,000 for the three months ended September 30, 2007.  Increases in non-interest income were realized in fees from service charges (up 11.3%), and gains on the sale of loans (up 175%).  Decreases were realized in loan servicing fees (down 16.8%), fees from alternative investment sales (down 11.1%), merchant fee income (down .10%), and other income (down 46.2%).    The increase in service charge income was the result of additional deposit accounts opened during the third quarter throughout our system of branches.  The gain on the sale of loans increased due to two large USDA (B&I) loans sold in the secondary market during the third quarter of 2008.  Loan servicing fees decreased slightly as the volume of loans sold in the secondary market for which the Company retains servicing rights decreased. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees of $12,000 due to fewer sales of investments during the third quarter as customers began depositing funds into insured accounts. Merchant fee income was lower in the third quarter due to a decrease in the volume of credit card sales.  The decrease in the “Other” category was the result of the $730,000 pre-tax gain realized on the sale of mortgage servicing rights in the third quarter of 2007 discussed earlier.  This was partially offset by commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.

Non-interest income increased by $367,000 (5.8%) to $6,708,000 for the nine months ended September 30, 2008 as compared to $6,341,000 for the nine months ended September 30, 2007.  Increases in non-interest income were realized in fees from service charges (up 14.1%), fees from alternative investment sales (up 50.8%), merchant fee income (up 2.6%), and gains on the sale of loans (up 14.0%). Decreases were realized in loan servicing fees (down 2.1%), and other income (down 12.9%).  The increase in service charge income was the result of additional deposit accounts opened during the first nine months of the year throughout our system of branches.   Fees from the sales of alternative investments and merchant fee income increased due to a higher volume of sales during the first nine months of 2008 as compared to the same time frame in 2007.  The decrease in the “Other” category was the result of the sale of the mortgage servicing rights discussed above but partially offset by increases in commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division.  Loan servicing fees decreased slightly as the volume of Government guaranteed loans sold in the secondary market for which the Company retains servicing rights decreased.

Non-interest Expense

Non-interest expense increased $387,000 (5.9%) from $6,569,000 in the third quarter of 2007 to $6,956,000 in the third quarter of 2008.  Salary and employee benefits decreased by $98,000 (2.6%), largely due to slightly lower FTE (full time equivalent) employees and lower than budgeted bonus accruals. On a quarter over quarter basis, occupancy expenses were higher by $251,000 (52.7%) which is related to the rents now being paid on seven buildings the Company sold in the first quarter of 2008 and is now leasing back.  This expense is partially offset by the reduction of the depreciation on those seven buildings.  Other increases were realized in utilities, landscape maintenance, janitorial services and property taxes.  Furniture and equipment expense was $668,000 in the third quarter of 2008 compared to $586,000 in the same period of 2007, representing a 14% increase.  This increase relates to the depreciation recorded on new equipment as well as new technology software and hardware.  Other expenses increased $152,000 (9.1%) from $1,680,000 to $1,832,000 in the third quarter of 2008 versus the third quarter of 2007.  This increase was attributed to higher telephone, postage and insurance costs as well as increased advertising and promotion costs.

Non-interest expense increased $737,000 (3.70%) from $19,933,000 in the first nine months of 2007 to $20,669,000 in the first nine months of 2008. Salaries and benefits decreased by $699,000 (6.3%) due to lower FTE as staffing levels have been reduced through attrition and lower than budgeted bonus accruals. On a year over year basis, full time equivalent employees decreased by 5 to 259. Occupancy expense was up $698,000 (49.2%) from the first nine months of 2007 to the first nine months of 2008 due to increases in utilities, landscape maintenance, janitorial services and property taxes as well as increased rents related to the sale and lease back of the seven buildings the Company sold in the first quarter of 2008. This expense is partially offset by the reduction of the depreciation on those seven buildings.  Other increases were realized in furniture and equipment expense which was up $295,000 (17.7%) from the first nine months of 2007 to the first nine months of 2008 due to the depreciation recorded on new equipment as well as new technology software and hardware. Other expenses increased by $442,000 (8.7%). This increase was attributable to higher telephone, postage and insurance costs as well as increased advertising and promotion costs.

Provision for Loan Losses

The Company provided $750,000 for loan losses in the third quarter of 2008.   In the third quarter of 2007 the Company provided $75,000 for loan losses.  Net loan charge-offs for the third quarter of 2008 and 2007 were $418,000 and $11,000 respectively.  For the first nine months of 2008, the Company recorded provisions for loan losses of $1,425,000 which compared to $150,000 for the first nine months of 2007.  Net loan charge-offs for the nine months ended September 30, 2008 and September 30, 2007 were $638,000 and $19,000 respectively.   Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The effective tax rate for the third quarter and first nine months of 2008 was 30.2% and 37.1%, versus 39.3% and 40.8% for the same periods in 2007.  During the third quarter of 2008 we recorded a tax provision adjustment related to our method of calculation as it related to a California Affordable Housing Fund (“CAHF”) investment which resulted in reduction in our income tax provision.

Balance Sheet Analysis

The Company’s total assets were $600,328,000 at September 30, 2008 up $19,708,000 (3.4%) from $580,620,000 at December 31, 2007.  On a year over year basis, the average balance of total assets for the nine months ended September 30, 2008 was $572,206,000, which represents an increase of $3,414,000 (.60%) over the $568,792,000 during the nine-month period ended September 30, 2007.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At September 30, 2008, these principal areas accounted for approximately 17%, 47%, 15%, 8% and 13%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2007 was 17%, 47%, 18%, 6% and 12%.

Growth in the real estate loan category has slowed during the current economic downturn as we are experiencing more requests by borrowers to extend the terms of their loans thereby reducing the amount of loan payoffs we would normally expect. New loan growth occurred in the commercial, agricultural and consumer loan types.  Increases in loan balances from December 31, 2007 were achieved for commercial loans of $7,774,000 or (10.0%), commercial and residential mortgage real estate loans of $28,576,000 or (13.7%), agricultural loans of $16,519,000 or (65.1%), consumer loans of $10,029,000 or (18.6%).  Real estate construction loans decreased $5,936,000 or (7.2%) over the same period.  Table Five below summarizes the composition of the loan portfolio as of September 30, 2008 and December 31, 2007.

Table Five: Loan Portfolio Composition

(In thousands)	September 30, 2008	December 31, 2007
Commercial	$85,454	$77,680
Real estate:
Mortgage	237,107	208,531
Construction	75,955	81,891
Agriculture	41,886	25,367
Consumer	63,830	53,801
Total loans	504,232	447,270
Allowance for loan losses	(6,524)	(5,232)
Deferred loan fees, net	(539)	(688)
Total net loans	$497,169	$441,350

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 62.1% of the Company’s loan portfolio at September 30, 2008, which is slightly less, on a percentage basis, than the 64.9% concentration level at December 31, 2007.  Management believes the concentration to have no more than the normal risk of collectability; however, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of September 30, 2008 and December 31, 2007.   There were no loans past due 90 days or more and still accruing interest at September 30, 2008 or December 31, 2007.

Table Six:  Non-Performing Loans

(In thousands)	September 30, 2008	December 31, 2007
Nonaccrual:
Commercial	$170	$—
Real estate	7,940	253
Consumer and other	81	—
Total non-performing loans	$8,191	$253

At September 30, 2008, there were fourteen non-performing loans which were considered to be impaired.  There was one consumer loan that is secured by a motor home that has been repossessed and is currently for sale.  Management has allocated an $8,000 specific valuation allowance on this impaired loan.  There were three non-performing commercial loans, for a total amount of $170,000 two of which have 80% SBA guarantees.  The unguaranteed portion of these two loans has been charged off and the balances have been submitted to the SBA for payment.  The remaining commercial loan was for a dump truck that has been repossessed and is for sale.  There are no specific reserves for these three loans.  There were ten non-performing real estate loans for a total amount of $7,940,000.  One of these loans in the amount of $5,000,000 has an 80% government guarantee and is collateralized by a residential care facility.  Five of the other nine non-performing real estate loans are land loans for a total of $1,111,000 that the Company is working with the borrowers in attempts to sell the underlying properties collateralizing the loans.  The remaining four non-performing real estate loans for a total amount of $1,829,000 are for residential properties the Company is working with the borrowers to sell these properties.  The Company received current appraisals on all of these properties collateralizing these loans and as a result has charged off a total of $245,000.  There is an additional $86,000 in specific reserves for these real estate loans.

There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2008 or December 31, 2007.  Management is not aware of any potential problem loans, which were accruing and current at September 30, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of September 30, 2008 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $6,524,000 or 1.29% of total loans at September 30, 2008 and $5,232,000 or 1.17% at December 31, 2007.  Net charge-offs for the quarter and nine month period ended September 30, 2008 were $418,000 and $638,000 respectively.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In thousands, except for percentages)	2008	2007	2008	2007
Average loans outstanding	$502,417	$465,502	$476,660	$457,251
Allowance for possible loan losses at beginning of period	$6,241	$5,305	$6,092	$5,274

Loans charged off:
Commercial	(3)	(8)	(46)	(8)
Real estate	(341)		(514)	(8)
Consumer	(80)	(3)	(85)	(3)
Total	(424)	(11)	(645)	(19)
Recoveries of loans previously charged off:
Commercial	1	—	1
Real estate	4	—	4
Consumer	1	—	2	—
Total	6	—	7	—
Net loan charge offs	(418)	(11)	(638)	(19)

Additions to allowance charged to operating expenses	750	75	1,425	150
Allowance for unfunded loan commitments	(49)	3	(355)	(33)
Allowance for loan losses at end of period	$6,524	$5,372	$6,524	$5,372

Ratio of net charge-offs to average loans outstanding	0.08%	0.00%	0.13%	0.00%
Provision for possible loan losses to average loans outstanding	0.15%	0.02%	0.30%	0.03%
Allowance for loan losses to loans net of deferred fees at end of period	1.29%	1.15%	1.29%	1.17%

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

Other Real Estate

As of September 30, 2008 the Company had a total carrying value of $1,521,000 in assets classified as other real estate (“ORE”) which are included in accrued interest receivable and other assets on the Company’s balance sheet. These assets consist of nine single family residential lots, two single family residences and one multifamily residence. One of the lots is located in Paradise where a recent wildfire burned the property. Subsequent to the fire, the Company charged-off $44,500 of the outstanding balance. The second lot is located in El Dorado Hills and is listed with a local realtor. This property was written down by $45,000 due to the lack of buyer activity. Four lots are located in Mt. Shasta City and are listed with a local realtor. The listing price has been reduced by $60,000 to $530,000 as the realtor has stated there have been very few sales in the area. The carrying value of the properties is $450,000 with the most recent appraisal value of $640,000. There are two single family residential lots in Red Bluff with an appraised value of $100,000 for which we have potential buyers. The final lot is in Lake Commanche, California and we are looking for a broker to list this property. The property has been written down by $55,000 to reflect its value based on a recent appraisal. The first of the two single family residences is located in Paradise and has a recent appraisal that supports the current carrying value of the property. Minor repairs have been completed and the Company is marketing this property. The second single family residence is in Yuba City. Repairs are almost complete on this residence and it will be marketed for sale in the near future. This property has been written down by $54,000. The final multifamily property is a duplex in Sacramento which was under construction at the time the Company took it into ORE. We are currently evaluating the completion costs to determine whether to complete the project or sell as is. At December 31, 2007, the Company did not have any ORE properties.

Property and Equipment

At September 30, 2008, total premises and equipment were $7,277,000 representing a decrease of $10,628,000 (59.4%) over the December 31, 2007 balance of $17,905,000.  This decrease is primarily due to the Company selling and simultaneously entered into long-term operating lease agreements on seven of its properties in February 2008.  The book value of the properties was approximately $9,700,000 and proceeds from the sale were approximately $15,300,000 resulting in a net gain of approximately $5,600,000 which is being deferred and recognized over the 15 year term of the leases.  At September 30, 2008, amortization of the deferred revenue totaled $233,000, with the remaining deferred revenue of approximately $5,370,000 is included in accrued interest and other liabilities.

Deposits

At September 30, 2008, total deposits were $533,369,000 representing an increase of $32,378,000 (6.5%) over the December 31, 2007 balance of $500,991,000.  We have experienced a decrease in the level of our non-interest bearing demand deposits in the first nine months of 2008 (down $4.1 million).  We have seen an increase in the interest bearing checking, money market, and savings accounts (up $8.9 million), and an increase in certificates of deposit (up $27.6 million) which includes $22.9 million in brokered deposits.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. If not renewed, the additional FDIC insurance provision expires December 31, 2009.  On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

At September 30, 2008 shareholder’s equity was $40,672,000 representing a decrease of $10,302,000 (20.2%) over the December 31, 2007 balance of $50,974,000.  The decrease is primarily due to the March 2008 tender offer, and the payment of cash dividends offset by the proceeds from the loan from a correspondent bank, exercise of stock options and the year to date net income.

In March 2008, Community Valley Bancorp announced an offer to purchase up to 1,000,000 shares of its common stock at a purchase price of $13.00.  Based on the final count by the depositary for the tender offer, shareholders properly tendered 1,572,907 shares of its common stock.  The Board of Directors of Community Valley Bancorp elected to not exercise its oversubscription privileges in the tender offer to purchase more than 1,000,000 properly tendered shares and purchased a total of 999,939 shares at $13.00 per share, representing a pro-rata share of the tendered shares of 63.38%, on May 5, 2008.

On June 30, 2008 the Company borrowed $4 million from one of its correspondent banks which was down streamed to Butte Community Bank into the capital accounts.  This note is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 3.25% adjusted quarterly, 7.30% at September 30, 2008.

The Board of Directors of the Company authorized the payment of quarterly cash dividends totaling $0.32 per share for 2007 and $0.08, $0.04 and $0.04 per share for the first, second, and third quarters respectively in 2008.  The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.4% at June 30, 2008 and 11.4% at December 31, 2007.  Tier 1 risk-based capital to risk-adjusted assets was 9.1% at September 30, 2008 and 10.4 at December 31, 2007.

Table Eight below lists the Company’s and the Bank’s capital ratios at September 30, 2008 and December 31, 2007, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

	At September 30,	At December 31,	Minimum Regulatory
Capital to Risk-Adjusted Assets	2008	2007	Requirement

Company
Leverage ratio	8.1%	11.6%	4.0%

Tier 1 Risk-Based Capital	8.9%	13.1%	4.0%

Total Risk-Based Capital	10.2%	14.1%	8.0%

Bank
Leverage ratio	8.3%	9.3%	4.0%

Tier 1 Risk-Based Capital	9.1%	10.4%	4.0%

Total Risk-Based Capital	10.4%	11.4%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at September 30, 2008 and December 31, 2007.  The Bank was considered “well-capitalized” by regulatory standards, at September 30, 2008 and December 31, 2007.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program (“TARP”) and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the United States Department of the Treasury (the “UST”) announced a Capital Purchase Program (“CPP”) to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock.  Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:

•	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;
•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
•

The minimum amount of capital eligible for purchase by the UST under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
•

The preferred stock issued to the UST will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the UST will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the UST;
•	Dividends on the preferred stock are payable to the UST at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;
•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the UST is outstanding;
•	Any repurchase of QFI shares will require the consent of the UST, subject to certain exceptions;
•	The preferred shares are not subject to any contractual restrictions on transfer; and

•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

The Company and the Bank meet all of their capital requirements and the Bank is considered well capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times. While management is currently evaluating the TARP Capital Purchase Program, the Company’s Board of Directors has authorized management to submit an application to participate in the program. The Company will continue to evaluate its position.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of September 30, 2007 and December 31, 2006

	$ Change in NII	$ Change in NII
	from Current	from Current
	12 Month Horizon	12 Month Horizon
(In thousands)	September 30, 2008	December 31, 2007
Variation from a constant rate scenario
+200bp	$3,794	$3,510
- 200bp	$(3,610)	$(3,847)

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

In an inflationary environment, people tend to reduce overall spending and begin to save more. But as individuals and businesses curtail expenditures in an effort to trim costs; this causes the gross domestic product (GDP) to decline. Unemployment rates rise because companies lay off workers to cut costs.  It is these combined factors that cause the economy to fall into a recession.  The current economic slow down evidenced negative growth in GDP for the third quarter.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2008, consolidated liquid assets totaled $59.3 million or 9.9% of total assets compared to $86 million or 14.8% of total assets on December 31, 2007.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2008.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at September 30, 2008 and December 31, 2007 were approximately $155,872,000 and $190,700,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 31.3% and 43.1%, respectively.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine months ended September 30, 2008, 12,067 shares of common stock were repurchased under the share repurchase program.

Shares repurchased during the third quarter ending September 30, 2008

				(d) Maximum Number (or
			(c) Total Number of Shares	approximate dollar value)
	(a) Total number of	(b) Average Price	(or Units) Purchased as Part of	of shares (or Units) that may
	Shares (or Units)	Paid per Share	Publicly Announced Plans or	yet be purchased under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
Month #1
07-01-08 to 07-31-08	0	0.0000	0	$5,671,796.00
Month #2
08-01-08 to 08-31-08	0	0.0000	0	$5,671,796.00
Month #3
09-01-08 to 09-30-08	0	0.0000	0	$5,671,796.00

In March 2008, Community Valley Bancorp announced an offer to purchase up to 1,000,000 shares of its common stock at a purchase price of $13.00.  Based on the final count by the depositary for the tender offer, shareholders properly tendered 1,572,907 shares of its common stock.  The Board of Directors of Community Valley Bancorp elected to not exercise its oversubscription privileges in the tender offer to purchase more than 1,000,000 properly tendered shares and purchased a total of 999,939 shares at $13.00 per share representing a pro-rata share of the tendered shares of 63.38%, on May 5, 2008.

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

COMMUNITY VALLEY BANCORP

November 6, 2008	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 6, 2008	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO