Form 10-K
period 2008-12-31
COMMUNITY VALLEY BANCORP
filed 2009-03-30
CIK 1170833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30.8 million, based on the sales price reported to the Registrant on that date of $6.75 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 25, 2009 was 6,699,603.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2009, are incorporated by reference into Part III of this Report.

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

General

The Company

Community Valley Bancorp (the “Company”) is a California corporation registered as a financial holding company under the Bank  Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Chico, California. The Company was incorporated in July, 2001 and acquired all of the outstanding shares of Butte Community Bank (the “Bank”) in May, 2002. The Company’s principal subsidiary is the Bank. On July 10, 2007 the Company formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trust”), which is a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The proceeds from the Trust were used to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption Community Valley Trust I was dissolved (see Note 9 to the Consolidated Financial Statements in Part II - Item 8).  The Company also has an insurance subsidiary in the name of Butte Community Insurance Agency, LLC which was formed in December 2004 to provide a full service insurance agency offering all lines of coverage. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

In March 2008, the Company announced an offer to purchase up to 1,000,000 shares of its common stock at a purchase price of $13.00.  A total of 1,572,907 shares of common stock were tendered and the Company purchased a total of 999,939 shares for $12,999,000 at $13.00 per share representing a pro-rata share of the tendered shares of 63.38%, on May 5, 2008.

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

At December 31, 2008, the Company had consolidated assets of $595.2 million, deposits of $526.5 million and shareholders’ equity of $40.1 million.

The Company’s Administrative Offices are located at 1360 East Lassen Avenue, Chico, California and its telephone number is (530) 899-2344. References herein to the “Company” include the Company and its subsidiaries, unless the context indicates otherwise.

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

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990. The Bank’s Administrative Office is located at 1360 East Lassen Avenue, Chico, California. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof and is participating in the separate FDIC Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  The Bank is not a member of the Federal Reserve System. At December 31, 2008, the Bank had approximately $591.6 million in assets, $486.5 million in loans and $527.1 million in deposits.

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

Chico:	Main Office	Paradise	South Paradise Branch
	2041 Forest Avenue		672 Pearson Road

	Administrative Headquarters 1360 East Lassen Avenue		North Paradise Branch 6653 Clark Road

	North Chico Branch	Oroville	Oroville Branch
	237 West East Avenue		2227 Myers Street

	Central Chico Branch	Magalia	Magalia Branch
	900 Mangrove Avenue		14001 Lakeridge Circle

Citrus Heights	Citrus Heights Loan Office 5959 Greenback Lane#450	Yuba City	Yuba City Branch 1600 Butte House Road

Redding	Redding Branch 2951 Churn Creek	Red Bluff	Red Bluff Branch 10 Gilmore Rd

	Hilltop Branch 1335 Hilltop Drive	Anderson	Anderson Branch 5026 Rhonda Road

Marysville	Marysville Branch	Colusa	Colusa Branch
	904 B Street		1017 Bridge Street

Gridley	Gridley Loan Office	Corning	Corning Branch
	1010 Spruce Street		950 Hwy 99W

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

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices. In addition, we staff our Chico, Paradise, Oroville, Red Bluff and Yuba City and Redding offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Fannie Mae and various non-governmental programs. The Bank services these real estate loans sold on the secondary market, and as of year end 2008 the portfolio serviced real estate loans was in excess of $9.3 million (in September 2007 the portfolio of serviced loans was sold and in March 2008 the Bank resumed the retention of the servicing).  We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998. The Bank’s SBA program generated approximately $2.1 million in loans during the past year. It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  The Bank was also recognized as the fourth largest USDA Business and Industry (B&I) Lender in the nation during 2008 based on the origination of nineteen loans totaling more than $38 million.  The primary purpose of the B&I program is to stimulate the local economy, create additional employment, attract additional commercial investment capital and support potential growth in tax revenue, which will improve the quality of life for rural residents.

As of December 31, 2008, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (6%); (ii) commercial and industrial (including SBA and B&I) loans (17%); (iii) real estate loans (commercial and construction) (64%); (iv) consumer loans (13%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, business sweep, Certificate of Deposit Account Registry Service (CDARS) as well as telephone banking and internet banking with bill pay options. As of December 31, 2008, we had 40,808 deposit accounts with balances totaling approximately $526 million, compared to 35,946 deposit accounts with balances totaling approximately $501 million at December 31, 2007. Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours drive-up and on-line banking, all provided with the highest level of customer service.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, cash management, lockbox, remote deposit capture and other customary banking services. Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks. We have one remote ATM which is located in a hospital and five script machines located in four different movie theaters and one restaurant. These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience. In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.  Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities. This results in a relatively modest average deposit balance of approximately $12,400 at December 31, 2008, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies. The Bank has had a relationship with a local title company for many years. They have kept substantial deposit balances over the years but beginning in 2007and continuing throughout 2008, with the downturn in the real estate market, these balances decreased.

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

Recent Developments

During 2008 the Company completed the Tender Offer to purchase up to 1 million shares of its common stock described above.  In addition, as a result of the declining interest rates, the Company issued trust preferred securities (under Community Valley Bancorp Trust II). The proceeds from the Trust were used in 2008 to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption Community Valley Trust I was dissolved.

In February 2008, the Company sold and simultaneously entered into long-term operating lease agreements on seven of its properties with proceeds from the sale of approximately $15.3 million and a net gain of $5.6 million which has been deferred and will be recognized over the 15 year term of the leases.

On December 31, 2008, Butte Community Bank signed a Letter of Intent to sell its merchant processing portfolio to Elavon (formerly known as NOVA Information Systems).  In consideration for the merchant business through the purchase of all interest in the Bank’s principal assets used in its merchant credit card and debit card processing business, Elavon will pay the Bank $3,000,000 upon consummation of the acquisition. The Bank will continue to offer merchant processing business to our customers through our marketing alliance with Elavon.  The sale is scheduled to close before the end of the first quarter 2009.

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

Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, remote deposit capture, ATMs, self service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years, we have countered this increasing competition by providing our own style of community-oriented, personalized service. We rely upon local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service which we can provide through our flexible policies. In addition, to meet the needs of customers with electronic access requirements, the Company has embraced the electronic age and installed telephone banking and personal computer and internet banking with bill payment capabilities. This high tech and high touch approach allows the individual to customize the Bank’s contact methodologies to their particular preference. MOREver, for customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent banks. We also assist our customers in obtaining from our correspondent banks other services that the Bank may not offer.

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

Employees

As of December 31, 2008 the Company had 168 full-time and 110 part-time employees. On a full time equivalent basis, the Company’s staff level was 248 at December 31, 2008, as compared to 260 at December 31, 2007. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

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

The Company

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). A financial holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a financial holding company may or may not conduct business. A financial holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the “DFI”) and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. In addition, the US government has passed legislation designed to stimulate the economy and stabilize the financial and housing markets. Further discussion is found later under Recent Legislation and Other Changes.  The nature and impact of any future changes in monetary policies cannot be predicted.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2008 and 2007, the Bank’s Total Risk-Based Capital Ratios were 10.4% and 11.4%, respectively and its Tier 1 Risk-Based Capital Ratios were 9.1% and 10.4%, respectively. As of December 31, 2008 and 2007, the Company’s Total Risk-Based Capital was 10.0% and 14.1% respectively, and its Tier 1 Risk-Based Capital Ratio was 8.8% and 13.1% respectively. While the Company and the Bank continue to meet all of their regulatory capital requirements, the primary reason for the decrease in both the Company’s and the Bank’s ratios was the result of the tender offer completed in 2008. The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2008 and 2007, the Bank’s Leverage Capital Ratios were 8.2% and 9.3%, respectively.

As of December 31, 2008 and 2007, the Company’s leverage capital ratios were 8.1% and 11.6%, respectively, exceeding regulatory minimums. At December 31, 2008 and 2007 the Company met all of its capital adequacy guidelines and the Bank was considered “well capitalized” under the prompt corrective action provisions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Market Risk Management.

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

Premiums for Deposit Insurance

The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. As a result of the merger of the BIF and SAIF, all insured institutions are subject to the same assessment rate schedule. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC approved final rules to determine risk-based assessment rates on November 2, 2006, with rates effective on January 1, 2007, however new rules were proposed in 2008.  An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings.  The proposed rules would also look at other factors that increase risks to the FDIC’s insurance fund.  These increases in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.  Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances and on February 27, 2009, passed an interim rule that allows it to charge banks a special assessment of 20 basis points (bps) on insured deposits to replenish the deposit insurance fund. This special assessment will be collected in the third quarter of 2009.

Since January of 2007, the previous nine risk classifications (the risk-based assessment matrix) were consolidated into four risk categories. However, capital ratios and supervisory ratings continue to distinguish risk categories. The following table shows the relationship between the old nine-cell matrix and the new risk categories as well as the initial assessment rates for each new risk category. Supervisory Group A generally include institutions with CAMELS composite ratings of 1 or 2; Supervisory Group B generally includes institutions with a CAMELS composite rating of 3; and Supervisory Group C generally includes institutions with CAMELS composite ratings of 4 or 5.  The current DIF base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Supervisory Group
Capital Group	A	B	C
	I	II	III
Well Capitalized	5-7	10	28
Adequately Capitalized
	III		IV
Undercapitalized	28		43

Dividends

The Company is entitled to receive dividends, when and as declared by its subsidiary banks’ Boards of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code and the U.S. Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of:(i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the California Department of Financial Institutions (“DFI”), cash dividends may also be paid out of the greater of: (i) the bank’s retained earnings; (ii) net income for the bank’s last preceding fiscal year; or (iii) net income for the bank’s current fiscal year. If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. It is also possible, depending upon its financial condition and other factors, that a regulatory agency could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

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

In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to Trust Preferred Securities issued by CVB Trust II.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2008, we were in compliance with these requirements.

Impact of Monetary Policies.  The earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.  The earnings of the Company are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the FRB.  The FRB can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the FRB.  The actions of the FRB in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits.  The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable.

Consumer Protection Laws and Regulations.  The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations.  The Company is subject to many federal and state consumer protection and privacy statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of February 2007, the Bank was rated “satisfactory.”

The Equal Credit Opportunity Act (the “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (the “FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.  A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the “HMDA”), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The Right to Financial Privacy Act (the “RFPA”) imposes a new requirement for financial institutions to provide new privacy protections to consumers.  Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

Finally, the Real Estate Settlement Procedures Act (the “RESPA”) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements.  Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties.  Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

Recent Legislation and Other Changes  Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time.  The following include some of the recent laws and regulations affecting banking.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including approximately $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief

Program of the Emergency Economic Stimulus Act of 2008 (“EESA”).  The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction).  In addition, the board of directors of any TARP recipient is required under EESA, as amended to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.

EESA, as amended by ARRA, provides for a new incentive compensation restriction for financial institutions receiving TARP funds.  The number of executives and employees covered by this new incentive compensation restriction depends on the amount of TARP funds received by such entity.  For community banks that have or will receive less than $25 million, the new incentive compensation restriction applies only to the highest paid employee. This new incentive compensation restriction prohibits a TARP recipient from paying or accruing any bonus, retention award, or incentive compensation during the period in which any TARP obligation remains outstanding, except that such prohibition shall not apply to the payment of long-term restricted stock by such TARP recipient, provided that such long-term restricted stock (i) does not fully vest during the period in which any TARP obligation remains outstanding, (ii) has a value in an amount that is not greater than 1/3 of the total amount of annual compensation of the employee receiving the stock; and (iii) is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest.  In addition, this prohibition does not prohibit any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009, as such valid employment contracts are determined by the Treasury.

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

•                  ESTABLISHMENT OF STANDARDS - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m) (5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

•                  COMPLIANCE WITH STANDARDS - The Treasury is required to see that each TARP recipient meet the required standards for executive compensation and corporate governance.

•                  SPECIFIC REQUIREMENTS FOR THE REQUIRED STANDARDS -

•                  Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

•                  A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

•                  A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next 5 most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

•                  A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.

•                  A requirement for the establishment of an independent Compensation Committee that meets at least twice a year to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans.  For a non SEC company that is a TARP recipient that has received $25,000,000 or less of TARP assistance, the duties of the compensation committee may be carried out by the board of directors of such TARP recipient.

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation for shareholders to vote.  The SEC is to establish regulations to implement this provision.  While nonpublic companies are required to include this proposal, it is not known what the regulations will provide as to executive compensation disclosure requirements of such TARP recipients, and whether they will be as extensive as the existing SEC executive compensation requirements.  In addition, shareholders are allowed to present other nonbinding proposals with respect to executive compensation.

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision are announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support recovery.

The core program elements include:

•                  A new Capital Assistance Program to help ensure that our banking institutions have sufficient capital to withstand the challenges ahead, paired with a supervisory process to produce a more consistent and forward-looking assessment of the risks on banks’ balance sheets and their potential capital needs.

•                  A new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending.

•                  A new Treasury and Federal Reserve initiative to dramatically expand – up to $1 trillion – the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

•                  An extension of the FDIC’s Temporary Liquidity Guarantee Program to October 31, 2009. A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), commonly referred to as the bailout bill in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program.  EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 until December 31, 2009.  Some of the other provisions of EESA are as follows:

•                  accelerated from 2011 to 2008 the date that the Federal Reserve Bank could pay interest on deposits of banks held with the Federal Reserve to meet reserve requirements;

•                  to the extent that the U. S. Treasury purchases mortgage securities as part of TARP, the Treasury shall implement a plan to minimize foreclosures including using guarantees and credit enhancements to support reasonable loan modifications, and to the extent loans are owned by the government to consent to the reasonable modification of such loans;

•                  limits executive compensation for executives for TARP participating financial institutions including a maximum corporate tax deduction limit of $500,000 for each of the top five highest paid executives of such institution, requiring clawbacks of incentive compensation that were paid based on inaccurate or false information, limiting golden parachutes for involuntary and certain voluntary terminations to 2.99x their average annual salary and bonus for the last five years, and prohibiting the payment of incentive compensation that encourages management to take unnecessary and excessive risks with respect to the institution;

•                  extends the mortgage debt forgiveness provision of the Mortgage Forgiveness Debt Relief Act of 2007 by three years (2012) to ease the income tax burden on those involved with certain foreclosures; and

•                  qualified financial institutions may count losses on FNMA and FHLMC preferred stock against ordinary income, rather than capital gain income.

The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets.  The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing transaction accounts.  The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009.  The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days.  The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum.  This coverage became effective on October 14, 2008, and would continue through December 31, 2009.  The Company and the Bank elected to participate in the Transactional Account Guarantee Program.

On July 30, 2008, the Housing and Economic Recovery Act was was signed by President Bush.  It authorizes the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for subprime borrowers if lenders write-down principal loan balances to 90 percent of current appraisal value.  It is also intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulations and injecting capital into them.  States will be authorized to refinance subprime loans using mortgage revenue bonds.  It also establishes the Federal Housing Finance Agency (FHFA) out of the Federal Housing Finance Board (FHFB) and Office of Federal Housing Enterprise Oversight (OFHEO).

In 2008, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision amended their regulatory capital rules to permit banks, bank holding companies, and savings associations (as to any of these a “financial institution”) to reduce the amount of goodwill that a banking organization must deduct from tier 1 capital by the amount of any deferred tax liability associated with that goodwill.  However, a financial institution that reduces the amount of goodwill deducted from tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.  For these financial institutions, the amount of goodwill deducted from tier 1 capital will reflect each institution’s maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized, an event which triggers the concurrent derecognition of the related deferred tax liability for financial reporting purposes.

On October 7, 2008 the FDIC adopted a restoration plan that would increase the rates banks pay for deposit insurance, and proposed rules for adjusting the system that determines what deposit insurance premium rate a bank pays the FDIC.  Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal rule, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009.  Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Together, the proposed changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013.  The proposed changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue.  The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones.  The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  The FDIC also voted to maintain the Designated Reserve Ratio at 1.25 percent as a signal of its long term target for the fund.

The Federal Reserve Board in October 2008 approved final amendments to Regulation C that revise the rules for reporting price information on higher-priced mortgage loans.  The changes are intended to improve the accuracy and usefulness of data reported under the Home Mortgage Disclosure Act.  Regulation C currently requires lenders to collect and report the spread between the annual percentage rate (APR) on a mortgage loan and the yield on a Treasury security of comparable maturity if the spread is greater than 3.0 percentage points for a first lien loan or greater than 5.0 percentage points for a subordinate lien loan.  This difference is known as a rate spread.  Under the final rule, a lender will report the spread between the loan’s APR and a survey-based estimate of APRs currently offered on prime mortgages of a comparable type (“average prime offer rate”) if the spread is equal to or greater than 1.5 percentage points for a first lien loan or equal to or greater than 3.5 percentage points for a subordinate-lien loan.  The Board will publish average prime offer rates based on the Primary Mortgage Market Survey® currently published by Freddie Mac.  In setting the rate spread reporting threshold, the Board sought to cover subprime mortgages and generally avoid covering prime mortgages.  The changes to Regulation C conform the threshold for rate spread reporting to the definition of higher-priced mortgage loans adopted by the Board under Regulation Z (Truth in Lending) in July of 2008.

The Federal Reserve Board in July 2008 approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending.  The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices.  The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.  The final rule, which amends Regulation Z (Truth in Lending) and was adopted under the Home Ownership and Equity Protection Act, largely follows a proposal released by the Board in December 2007, with enhancements that address ensuing public comments, consumer testing, and further analysis.

The final rule adds four key protections for a newly defined category of “higher-priced mortgage loans” secured by a consumer’s principal dwelling.  For loans in this category, these protections will:

•                  Prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value.  A lender complies, in part, by assessing repayment ability based on the highest scheduled payment in the first seven years of the loan.  To show that a lender violated this prohibition, a borrower does not need to demonstrate that it is part of a “pattern or practice.”

•                  Require creditors to verify the income and assets they rely upon to determine repayment ability.

•                  Ban any prepayment penalty if the payment can change in the initial four years.  For other higher-priced loans, a prepayment penalty period cannot last for more than two years.

•                  Require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans.

In addition to the rules governing higher-priced loans, the rules adopt the following protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is higher-priced:

•                  Creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home’s value.

•                  Companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees.  In addition, servicers are required to credit consumers’ loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request.

•                  Creditors must provide a good faith estimate of the loan costs, including a schedule of payments, within three days after a consumer applies for any mortgage loan secured by a consumer’s principal dwelling, such as a home improvement loan or a loan to refinance an existing loan.  Currently, early cost estimates are only required for home-purchase loans.  Consumers cannot be charged any fee until after they receive the early disclosures, except a reasonable fee for obtaining the consumer’s credit history.

For all mortgages, the rule also sets additional advertising standards.  Advertising rules now require additional information about rates, monthly payments, and other loan features.  The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is “fixed” when it can change.  The rule’s definition of “higher-priced mortgage loans” will capture virtually all loans in the subprime market, but generally exclude loans in the prime market.  To provide an index, the Federal Reserve Board will publish the “average prime offer rate,” based on a survey currently published by Freddie Mac.  A loan is higher-priced if it is a first-lien mortgage and has an annual percentage rate that is 1.5 percentage points or more above this index, or 3.5 percentage points if it is a subordinate-lien mortgage.  The new rules take effect on October 1, 2009.  The single exception is the escrow requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.

In May 2008, the Federal Reserve Board proposed rules to prohibit unfair practices regarding credit cards and overdraft services that would, among other provisions, protect consumers from unexpected increases in the rate charged on pre-existing credit card balances.  The rules, proposed for public comment under the Federal Trade Commission Act (FTC Act), also would forbid banks from imposing interest charges using the “two-cycle” billing method, would require that consumers receive a reasonable amount of time to make their credit card payments, and would prohibit the use of payment allocation methods that unfairly maximize interest charges.  They also include protections for consumers that use overdraft services offered by their bank.  The proposed changes to the Board’s Regulation AA (Unfair or Deceptive Acts or Practices) would be complemented by separate proposals that the Board is issuing under the Truth in Lending Act (Regulation Z) and the Truth in Savings Act (Regulation DD).

The provisions addressing credit card practices are part of the Board’s ongoing effort to enhance protections for consumers who use credit cards, and follow the Board’s 2007 proposal to improve the credit card disclosures under the Truth in Lending Act. The FTC Act proposal includes five key protections for consumers that use credit cards:

•                  Banks would be prohibited from increasing the rate on a pre-existing credit card balance (except under limited circumstances) and must allow the consumer to pay off that balance over a reasonable period of time.

•                  Banks would be prohibited from applying payments in excess of the minimum in a manner that maximizes interest charges.

•                  Banks would be required to give consumers the full benefit of discounted promotional rates on credit cards by applying payments in excess of the minimum to any higher-rate balances first, and by providing a grace period for purchases where the consumer is otherwise eligible.

•                  Banks would be prohibited from imposing interest charges using the “two-cycle” method, which computes interest on balances on days in billing cycles preceding the most recent billing cycle.

•                  Banks would be required to provide consumers a reasonable amount of time to make payments.

The proposal would also address subprime credit cards by limiting the fees that reduce the available credit.  In addition, banks that make firm offers of credit advertising multiple rates or credit limits would be required to disclose in the solicitation the factors that determine whether a consumer will qualify for the lowest rate and highest credit limit.  The Board’s proposal under the FTC Act also addresses acts or practices in connection with a bank’s payment of overdrafts on a deposit account, whether the overdraft is created by check, a withdrawal at an automated teller machine, a debit card purchase, or other transactions.  The proposal requires institutions to provide consumers with notice and an opportunity to opt out of the payment of overdrafts, before any overdraft fees or charges may be imposed on consumers’ accounts.

In December 2007, the FDIC issued a proposed rule to improve the process for determining uninsured depositors at larger institutions in the event of a failure.  The measure is intended to allow the FDIC to make funds promptly available to insured deposit customers in the unlikely event that a large financial institution is closed.  The proposal is broken into two parts. One section relates to so-called covered institutions, those that have at least $2 billion in domestic deposits, have more than 250,000 deposit accounts, or have total assets of more than $20 billion, regardless of the number of deposits or accounts.  A covered institution would be required to adopt mechanisms that, in the event of a failure, would place provisional holds on large deposit accounts in a percentage specified by the FDIC; provide the FDIC with deposit account data in a standard format; and allow automatic removal of provisional holds once the FDIC makes an insurance determination.  The second part applies to all FDIC-insured institutions, regardless of size, and governs the specific time and circumstance under which account balances will be determined in the event of a failure.  The FDIC is proposing to use the end-of-day ledger balance as normally calculated by the institution.  By using the end-of-day ledger, the FDIC will be able to apply a single standard across all failed banks in order to treat every transaction equally. This is also the same deposit balance used for Call Report and assessment purposes.  There would be no requirements placed on open institutions as a result of this provision.  The FDIC places a high priority on providing access to insured deposits promptly and, in the past, has usually been able to allow most depositors access to their deposits on the next business day.  If adopted, the proposed rule would better enable the FDIC to continue this practice, especially for the larger, more complex institutions it insures.

The Federal Reserve Board in November 2007 approved final rules to implement the Basel II framework for large bank capital requirements.  The new risk-based capital requirements apply to large, internationally active banking organizations in the United States.  The new capital adequacy requirements were designed to align regulatory capital requirements with actual risks and are expected to strengthen banking organizations’ risk-management practices.  Basel II would replace the current U.S. rules implementing the Basel Capital Accord of 1988 (Basel I) and be mandatory for large, internationally active banking organizations (so-called “core” banking organizations with at least $250 billion in total assets or at least $10 billion in foreign exposure) and optional for others.  Under Basel II, core banking organizations would be required to enhance the measurement and management of their risks, including credit risk and operational risk.  Core banking organizations will be required to have rigorous processes for assessing their overall capital adequacy in relation to their total risk profile and to publicly disclose information about their risk profile and capital adequacy.

The new U.S. Basel II rule is technically consistent in most respects with international approaches and includes a number of prudential safeguards as originally proposed in September 2006.  These safeguards include a requirement that banking organizations satisfactorily complete a four-quarter parallel run period before operating under the Basel II framework, a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors, and a commitment by the agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended.  Basel II in the United States will be implemented with retention of the leverage ratio and prompt corrective action (PCA) requirements, which will continue to bolster capital and complement risk-based measures.  Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements.  Those transitional floors would limit maximum cumulative reductions of a banking organization’s risk-based capital requirements to 5 percent during the first transitional floor period, 10 percent during the second transitional floor period, and 15 percent during the third transitional floor period.  A banking organization would need approval from its primary federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full Basel II.

In September 2007, the SEC and Federal Reserve Board of Governors adopted final rules to implement the bank “broker” provisions of the Gramm-Leach-Bliley Act.  The rules define the scope of securities activities that banks may conduct without registering with the SEC as a securities broker and implement the most important “broker” exceptions for banks adopted by the GLB Act.  Specifically, the rules implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for its customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.  The rules are designed to accommodate the business practices of banks and to protect investors.  The effective date for compliance is the first day of the bank’s fiscal year commencing after September 30, 2008.

The federal financial regulatory agencies in December 2006 issued an interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions.  The policy statement revises and replaces a 1993 policy statement on the ALLL.  The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions.  The policy statement has also been revised to conform with generally accepted accounting principles (GAAP) and post-1993 supervisory guidance.  The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system.  The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending.  The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines.  The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development.  However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets.  The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

California Assembly Bill 1301 was signed by Gov. Schwarzenegger on July 16, 2008 and became law on January 1, 2009.  Among other things, the bill eliminated unnecessary applications that consume time and resources of bank licensees and which in many cases are now perfunctory.  All of current Article 5 – “Locations of Head Office” of Chapter 3, and all of Chapter 4 – “Branch Offices, Other Places of Business and Automated Teller Machines” were repealed.  A new Chapter 4 – “Bank Offices” was added.  The new Chapter 4 requires notice to the California Department of Financial Institutions (“CDFI”) the establishment of offices, rather than the current application process.  Many of the current branch applications are perfunctory in nature and/or provide for a waiver of application.  Banks, on an exception basis, may be subject to more stringent requirements as deemed necessary.  As an example, new banks, banks undergoing a change in ownership and banks in less than satisfactory condition may be required to obtain prior approval from the CDFI before establishing offices if such activity is deemed to create an issue of safety and soundness.  The bill eliminated unnecessary provisions in the Banking Law that are either outdated or have become undue restrictions to bank licensees.  Chapter 6 – “Powers and Miscellaneous Provisions” was repealed.  A new Chapter 6 - “Restrictions and Prohibited Practices” was added.  This chapter brings together restrictions in bank activities as formerly found in Chapter 18 – “Prohibited Practices and Penalties.”  However, in bringing the restrictions into the new chapter, various provisions were updated to remove the need for prior approval by the DFI Commissioner.  The bill renumbered current Banking Law sections to align like sections.  Chapter 4.5 – “Authorizations for Banks” was added. The purpose of the chapter is to provide exceptions to certain activities that would otherwise be prohibited by other laws outside of the Financial Code.  The bill added Article 1.5 - “Loan and Investment Limitations” to Chapter 10 – “Commercial Banks.”  This article is new in concept and acknowledges that investment decisions are business decisions – so long as there is a diversification of the investments to spread any risk.  The risk is diversified in this article by placing a limitation on the loans and investments that can be made to any one entity.  This section is a trade-off for elimination of applications to the DFI for approval of investments in securities, which were repealed.

Other changes AB 1301 made to the Banking Law:

•                  Authorized a bank or trust acting in any capacity under a court or private trust to arrange for the deposit of securities in a securities depository or federal reserve bank, and provided how they may be held by the securities depository;

•                  Reduced from 5% to 1% the amount of eligible assets to be maintained at an approved depository by an office of a foreign (other nation) bank for the protection of the interests of creditors of the bank’s business in this state or for the protection of the public interest;

•                  Enabled the CDFI to issue an order against a bank licensee parent or subsidiary;

•                  Provided that the examinations may be conducted in alternate examination periods if the CDFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the CDFI may not accept two consecutive examination reports made by federal regulators;

•                  Provided that the CDFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the CDFI shall deem advisable;

•                  Enabled the CDFI issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

•                  Enabled the CDFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.

In 2007 California, a new Section 691.1 was added to the Financial Code that exempts a bank from obtaining a securities permit for the following transactions:

•                  any offer (but not a sale) not involving a public offering by a bank organized under the laws of this state of its securities

•                  the execution and delivery of any agreement for the sale of the securities pursuant to the offer if no part of the consideration for the securities is paid to or received by the bank and none of the securities are issued until the sale of the securities is authorized by the commissioner or exempted from authorization.

•                  any stock split by a bank organized under the laws of this state that is effected pursuant to an amendment to its articles, an agreement of merger, or a certificate of ownership that has been approved by the commissioner, unless this exemption is withheld by order of the commissioner

•                  any offer or sale of securities by a bank organized under the laws of this state that is either (1) to a person actually approved by the commissioner pursuant to Section 702 of the Financial Code to acquire control of the bank if all of the material terms and conditions of the offer and sale of securities are disclosed in the application for approval specified in Section 702 and the offer and sale of securities is in accordance with the terms and subject to the conditions of the approval to acquire control or (2) in a transaction exempted from the approval requirement of Section 701 by a regulation or an order of the commissioner, unless this exemption is withheld by order of the commissioner.

In California, effective January 1, 2007, a new law Financial Code Section 854.1 recognizes the ability of mortgage brokers to obtain the benefit of non interest-bearing accounts on trust funds deposited in a “commercial bank.”  The provision applies to real estate brokers who collect payments or provide services in connection with a loan secured by a lien on real property and permits a mortgage broker to earn interest on an interest-bearing account at a financial institution.  Interest on funds received by a real estate broker who collects payments or provides services for an “institutional investor” in connection with a loan secured by commercial real property may inure to the broker, if agreed to in writing by the broker and the institutional investor.  For purposes of this law, commercial real property means real estate improved with other than a one-to-four family residence.

A 2007 California law makes it easier for California banks to accept deposits from local government agencies.  Under the old law, local agency deposits over $100,000 had to be secured by collateral.  Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network.  Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes.  AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network.  Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral.  The bill permits agencies to make these deposits until January 1, 2012.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Recent Accounting Pronouncements

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008.  The adoption of this Statement did not have any effect on the Company’s consolidated financial statements.

Item 1a. Risk Factors

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2009. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

•                  increased competitive pressure among financial services companies;

•                  changes in the interest rate environment reducing interest margins or increasing interest rate risk;

•                  continued deterioration in general economic conditions, internationally, nationally or in the State of California;

•                  the occurrence of future events such as the terrorist acts of September 11, 2001;

•                  the availability of sources of liquidity at a reasonable cost;

•                  the ability to maintain historical growth rates; and

•                  legislative or regulatory changes adversely affecting the business in which the Company engages.

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Community banks, including the Company, attempt to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan, deposit, and investment products. The Company’s primary competitors are different for each specific product and market area. While this offers special challenges for the marketing of our products, it offers protection from one competitor dominating the Company in its market areas. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do, which creates certain competitive disadvantages for the Company.

Changes in Economic Conditions

Changes in economic conditions could materially affect the Company.  Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control.  Continued deterioration in economic conditions could result in the following consequences.

•                  Problem assets and foreclosures may increase

•                  Demand for our products and services may decline

•                  Low cost or non-interest bearing deposits may decrease

•                  Collateral for loans, especially real estate, may decline in value, reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio, we may be particularly susceptible to the adverse economic conditions in the state of California and in the seven counties where our business is concentrated and to continuing adverse changes in the real estate markets we serve.

Beginning in the summer of 2004 and through 2006 the Federal Reserve Board raised its target rate and by the end of 2006 it had increased by 4.25% to 8.25%.  In 2007 the rate was unchanged until September 18, when it was lowered by 25 basis points.  Subsequent adjustments to lower the rate further were done in October and December of 2007 with a year end rate of 7.25%.  Then in January of 2008, at an unscheduled meeting, the Federal Reserve Board lowered the target rate by 75 basis points to 6.50% and again by 50 basis points on January 30, 2008 to 6.0%.  The rate was lowered five more times during 2008 and ended the year with a 75 basis point drop on December 16, 2008 to fix the rate at 3.25%.  These actions by the Federal Reserve Board were brought on by conditions of slowing economic growth reflecting the intensification of the housing correction and declines in business and consumer spending.  These changes impacted the Company as market rates for loans, investments and deposits respond to the Federal Reserve Board’s actions. A significant portion of our total loan portfolio is related to real estate obligations, particularly residential real estate loans.

Dramatic negative developments in the latter half of 2007 and throughout 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets resultant downturn in 2008 and the expectation of a continuing global economic downturn in 2009. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. The values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. There is potential for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

In addition, the instability of the markets and weakness of the economy could affect the strength of the Company’s customers or counterparties, their willingness to do business, and/or their ability to fulfill their obligations, which could further affect the Company’s earnings as loans are placed on non-accrual status. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. Current conditions, including increasing unemployment, deteriorating corporate performance, the continued softening of real estate markets and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability to repay loan obligations, all of which could adversely impact the Company’s earnings and financial condition.

The continued economic downturn could also affect the market value of investment securities if it is determined that an investment is other than temporarily impaired. The length of time and extent to which the market value has been less than cost; the financial condition of the issuer of the security and its ability to recover market value; and the Corporation’s intent and ability to hold the security to recovery are factors in this determination.

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

Managing Our Growth

Our Company’s total assets increased from $581 million at December 31, 2007 to $595 million at December 31, 2008. Management’s intention is to leverage the Company’s current infrastructure and by acquiring the lowest cost deposits available and allocating those deposits into the highest earning assets available, considering the related risk factors. Although no assurance can be provided that this strategy will result in significant growth. Our ability to manage growth will depend primarily on our ability to:

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

The slowdown in the housing industry in 2008, which has affected our construction and development portfolio, has led to an increase of foreclosures into other real estate on residential and development related properties. Declines in the market values of these properties after foreclosure have resulted in additional losses by valuation adjustments which have lead to increased net charge-offs and increases in the allowance for loan and lease losses, this could have a material adverse effect on our business, financial condition and results of operations and prospects.

Item 1b. Unresolved Staff Comments

No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

Item 2.           Properties

The following properties (real properties and/or improvements thereon) are owned by the Company and are unencumbered. In the opinion of Management, all properties are adequately covered by insurance.

Location	Use of Facilities	Square Feet of Office Space	Land and Building Cost

237 West East Avenue Chico, California (Branch opened June 1999, moved to this site November 2003) building is owned, land is leased	Branch Office	4,771	$845,493

1335 Hilltop Dr Redding, California (Branch opened August 2007)	Branch Office	4,150	$1,447,000

5026 Rhonda Rd Anderson, California (Opened August 2007)	Branch Office	3,202	$1,012,000

The following facilities are leased by the Company:

		Square Feet of	Monthly Rent	Term of
Location	Use of Facilities	Office Space	as of 12/31/08	Lease

14001 Lakeridge Circle Magalia, California	Branch Office	600	$570	3/31/2013	(1)

237 West East Ave. Chico, California land lease only	Branch Office		$4,552	10/31/2028	(2)

900 Mangrove Ave. Chico, California	Branch Office	6,000	$7,132	9/30/2011	(3)

6653 Clark Road Paradise, California	Branch Office	4,640	$5,405	3/31/2013	(4)

2951 Churn Creek Rd Redding, California	Branch Office	15,000	$9,951	6/30/2011	(5)

5959 Greenback #430 Citrus Heights, California	Loan Office	1,315	$3,223	7/31/2012	(6)

936 Mangrove Ave. Chico, California	General Offices	6,000	$4,786	2/28/2013	(7)

904 B Street Marysville CA	Branch office	4,742	$10,670	10/31/2016	(8)

1017 Bridge St Colusa CA	Branch office	1,500	$1,300	2/28/2014	(9)

1010 Spruce Street Gridley CA	Loan Office	960	$1,000	month to month

950 Hwy 99W Corning CA	Branch office	5,300	$13,250	10/31/2026	(10)

1335 Hilltop Dr Redding CA land lease only	Branch office		$6,250	2/28/2021	(11)

5026 Rhonda Rd Anderson, CA land lease only	Branch Office		$4,500	12/31/2027	(12)

672 Pearson Road Paradise, California (Opened December 1990)	Branch Office	4,200	$9,873	2/28/2023	(13)

2227 Myers Street Oroville, California (Opened December 1990)	Branch Office	9,800	$7,553	2/28/2023	(14)

2041 Forest Avenue Chico, California (Opened September 1996)	Branch Office	8,000	$19,273	2/28/2023	(15)

1390 Ridgewood Drive Chico California (Opened May 1998)	Central Services/ Information Svcs	8,432	$7,044	2/28/2023	(16)

1600 Butte House Road Yuba City, California (Opened September 1997)	Branch Office	6,580	$20,361	2/28/2023	(17)

10 Gilmore Road Red Bluff, California (Branch opened May 2004,	Branch Office	8,000	$16,398	2/28/2023	(18)

1360 East Lassen Avenue Chico, California (occupancy January 2007)	Administration Credit Services	17,000	$17,799	2/28/2023	(19)

(1)  This is the termination date of the current 5-year lease.  The Company also has one renewal option for five years.

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

(12) This is the termination date of the current 15 year lease.  The Company has three renewal options for five years each.

(13) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

(14) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

(15) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

(16) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

(17) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

(18) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

(19) This is the termination date of the current 15 year lease.  The Company has two renewal options for ten years each.

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders’ during the fourth quarter of the fiscal year ended December 31, 2008.

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

	Sale Price of the Company’s		Approximate
Calendar	Common Stock		Trading Volume
Quarter Ended	High	Low	Shares
March 31, 2007	15.00	12.00	130,814
June 30, 2007	14.00	12.24	94,267
September 30, 2007	14.59	10.02	131,088
December 31, 2007	13.85	9.45	140,544
March 31, 2008	12.50	9.20	193,391
June 30, 2008	12.35	6.75	95,659
September 30, 2008	9.39	6.00	69,789
December 31, 2008	7.50	4.14	72,247

(b)                                  Holders

On March 27, 2009 there were approximately 540 shareholders of record of the Company.

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

The policy is to declare and pay dividends of no more than 40% of its previous year’s net income to shareholders. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company paid cash dividends during the first three quarters of 2008 before suspending the dividend payment in the fourth quarter.  A total of $1.1 million or $0.16 per share was paid in 2008 compared to $2.4 million or $0.32 per share in 2007, representing 18% and 37%, respectively of the prior year’s earnings.   The Company suspended its payment of dividends to shareholders in the fourth quarter of 2008 to preserve its capital as it became apparent economic conditions would not support the payment of dividends and the maintenance of minimum capital ratios established by the Company.

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

The Board of Directors approved a plan to repurchase up to $6,000,000 of the outstanding common stock of the Company in 2007. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2008, 12,067 shares were repurchased for $119,000 at an average price of $9.84 per share.

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

(e)                                  Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2008, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a).
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	350,231	$8.30	96,916

Equity compensation plans not approved by security holders	None	None	None

Total	350,231	$8.30	96,916

(f)                                    Sales of Unregistered Securities

On July 10, 2007 the Company issued an aggregate of $8,000,000 in principal amount of its Fixed Rate Middle Market Capital Securities due 2037 (the “Subordinated Debt Securities”). All of the Subordinated Debt Securities were issued to Community Valley Trust II, a Delaware statutory business trust and a wholly-owned but unconsolidated subsidiary of the Company (the “Trust”). The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof. The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds raised by the Trust from the sale of $8,000,000 in principal amount of the Trust’s Fixed Rate Capital Trust Pass-through Securities (the “Trust Preferred Securities”). Sandler O’Neill & Partners, L.P. acted as the placement agent in connection with the offering of the Trust Preferred Securities.  The sale of the Trust Preferred Securities was part of a larger transaction arranged by Sandler O’Neill & Partners, L.P. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled Trust Preferred Securities”). The Pooled Trust Preferred Securities were sold by Sandler O’Neill & Partners, L.P. only (i) to those entities Sandler O’Neill & Partners, L.P. reasonably believed were qualified institutional  buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable. The proceeds of the sale were used in 2008 to retire the previously outstanding subordinated debt securities of Community Valley Trust I and that trust was dissolved.

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

Selected Financial Data

(dollars in thousands, except per share data)

	As of December 31,
	2008	2007	2006	2005	2004
Income Statement Summary
Interest income	$37,315	$43,223	$40,814	$32,438	$24,980
Interest expense	$10,365	$13,889	$9,532	$5,331	$4,056
Net interest income before provision for loan losses	$26,950	$29,334	$31,282	$27,107	$20,924
Provision / credit for loan losses	$3,742	$(16)	$638	$825	$790
Non-interest income	$8,939	$8,475	$6,769	$6,711	$6,019
Non-interest expense	$28,276	$26,927	$25,160	$20,824	$16,740
Income before provision for income taxes	$3,871	$10,898	$12,253	$12,169	$9,413
Provision for income taxes	$1,132	$4,439	$5,102	$4,971	$3,803
Net Income	$2,739	$6,459	$7,151	$7,198	$5,610

Balance Sheet Summary
Total loans, net	$486,522	$441,350	$442,251	$401,221	$339,174
Allowance for loan losses	$(7,826)	$(5,232)	$(5,274)	$(4,716)	$(4,381)
Investment securities held to maturity	$634	$1,596	$1,777	$2,295	$2,582
Investment securities available for sale	$6,462	$4,668	$3,350	$4,381	$4,379
Interest-bearing deposits in banks	$2,576	$4,250	$2,278	$6,636	$8,715
Cash and due from banks	$21,743	$31,714	$20,558	$18,988	$21,778
Federal funds sold & other	$36,605	$54,290	$42,070	$29,015	$46,440
Premises and equipment, net	$7,013	$17,905	$15,359	$11,221	$9,027
Total interest-earning assets	$532,799	$506,154	$491,726	$443,548	$401,290
Total assets	$595,244	$580,620	$550,037	$494,777	$449,675
Total interest-bearing deposits	$444,326	$423,417	$407,868	$350,682	$318,266
Total deposits	$526,485	$500,991	$484,856	$434,018	$399,059
Total liabilities	$555,105	$529,646	$504,310	$453,222	$415,144
Total shareholders’ equity	$40,139	$50,974	$45,726	$41,555	$34,531
Per Share Data (1)
Basic earnings per share	$0.39	$0.87	$0.98	$1.00	$0.79
Diluted earnings per share	$0.39	$0.85	$0.93	$0.95	$0.74
Book value per weighted average share	$5.78	$6.81	$6.28	$5.80	$4.86
Cash dividends	$0.16	$0.32	$0.26	$0.16	$0.16

Weighted average common shares outstanding, basic	6,940,876	7,416,874	7,279,969	7,166,258	7,112,386
Weighted average common shares outstanding, diluted	7,008,838	7,611,959	7,661,045	7,611,704	7,601,092

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (2)	6.11%	13.22%	15.99%	18.82%	17.20%
Return on Average Assets (3)	0.47%	1.13%	1.38%	1.51%	1.34%
Net Interest Margin (4)	5.09%	5.68%	6.62%	6.32%	5.70%
Dividend Payout Ratio (5)	41.03%	36.74%	26.47%	15.93%	20.28%
Equity to Assets Ratio (6)	6.74%	8.78%	8.64%	8.02%	7.82%
Net Loans to Total Deposits at Period End	92.41%	88.10%	91.21%	92.44%	84.99%
Asset Quality Ratios:
Non Performing Loans to Total Loans	3.01%	0.06%	0.51%	0.00%	0.03%
Nonperforming Assets to Total Loans and Other Real Estate	3.41%	0.06%	0.51%	0.00%	0.03%
Net Charge-offs to Average Loans	0.24%	0.00%	0.02%	0.00%	0.00%
Allowance for Loan Losses to Net Loans at Period End	1.58%	1.17%	1.18%	1.16%	1.16%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	8.1%	11.5%	10.1%	9.8%	9.5%
Tier 1 Capital to Total Risk-Weighted Assets	8.8%	13.1%	10.9%	11.4%	11.3%
Total Capital to Total Risk-Weighted Assets	10.0%	14.1%	11.9%	12.5%	12.5%

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

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2008 and 2007 and results of operations of the Company for each of the years in the three-year period ended December 31, 2008. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market. The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. Servicing assets are amortized over the estimated life of the related loan. I/O strips are not significant at December 31, 2008. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

Compensation cost is recognized for all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model.  Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 11 to the Consolidated Financial Statements in Part II Item 8.

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During 2008, the Company recognized an impairment charge of $1.4 million on a trust preferred security it held for investment.

Revenue Recognition

The Company’s primary source of revenue is net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Under the provisions of FIN 48, only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination, on January 1, 2007 were recognized or continue to be recognized.

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

Summary of Performance

For 2008, net income was $2.74 million, compared to the $6.46 million earned in 2007 and $7.15 million in 2006. Net income per diluted share was $.39 for 2008, as compared to $.85 during 2007 and $.93 in 2006. The Company’s Return on Average Assets (“ROAA”) was .47% and Return on Average Equity (“ROAE”) was 6.11% in 2008, as compared to 1.13% and 13.22%, respectively, in 2007 and 1.38% and 15.99%, respectively, for 2006.

The downward movement in rates of 400 basis points by the FOMC (Federal Open Market Committee), throughout 2008 had a negative impact on the net interest margin as the compression of interest rates decreased net interest income by $2.4 million from 2007 to 2008.  The economic downturn and the downward trends in the real estate market had a negative effect on our construction loan business and the resulting mortgage loans that in the past had provided substantial gains when the loans sold on the secondary market. Even in the current environment the Company was able to continue to sell several USDA Business and Industry guaranteed loans and SBA loans allowing us to realize gains during 2008 approximately equal to 73% of the gains in 2007. Increases in non interest expenses are, primarily related to the leases on seven buildings the Company sold and leased back during 2008, which was offset by other non interest income as we recognized a portion of the gain on the sale leaseback and an impairment charge on a security in the fourth quarter.  These expenses were partially offset by a decrease in salaries and employee benefits.  Non interest income increased primarily due to service charges on deposit accounts and the gain recognized on the sale leaseback.

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

Net interest income, which is simply total interest income (including fees) less total interest expense, was $26.9 million in 2008 compared to $29.3 million and $31.3 million in 2007 and 2006, respectively. This represents a decrease of 8.2% in 2008 from 2007 and a decrease of 6.2% in 2007 from 2006. The amount by which interest income exceeds interest expense depends on several factors. Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the

Company’s earning assets, deposits, and other interest-bearing liabilities. Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

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

	Years Ended December 31,
	2008 over 2007			2007 over 2006
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets:
Loans	$2,218	$(6,641)	$(4,423)	$1,058	$(331)	$728
Federal funds sold	(977)	(896)	(1,873)	1,685	(56)	1,629
Investment securities:
Taxable	170	11	181	(14)	62	48
Non-taxable (1)	—	—	—	(0)	(1)	(0)
Interest bearing deposits in banks	394	(187)	207	(77)	80	4
Total	1,805	(7,713)	(5,908)	2,652	(245)	2,408

Interest-bearing liabilities:
Interest bearing deposits:
NOW and money market deposits	25	(410)	(385)	(294)	21	(273)
Savings deposits	38	(1,566)	(1,528)	676	2,554	3,230
Time deposits	396	(1,659)	(1,263)	62	1,037	1,099
Total interest bearing deposits	459	(3,635)	(3,176)	444	3,612	4,056

Other borrowings	(172)	(176)	(348)	369	(73)	296
Total Interest bearing liabilities	287	(3,811)	(3,524)	813	3,539	4,352
Net interest margin/income	$1,518	$(3,902)	$(2,384)	$1,839	$(3,784)	$(1,944)

(1)          Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Company’s net interest margin for 2008 was 5.09% a decrease of 59 basis points from the 5.68% reported in 2007. For the year 2006, this margin was 6.62%. The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

Distribution, Rate & Yield

	Year Ended December 31,
	2008 (a)			2007 (a)			2006 (a)
(In thousands, except percentages)	Average Balance	Interest	Avg Rate	Average Balance	Interest	Avg Rate	Average Balance	Interest	Avg Rate
Assets
Investments:
Federal funds sold	$31,086	$602	1.94%	$51,358	$2,475	4.82%	$17,164	$846	4.93%
Taxable	7,054	410	5.81%	4,053	229	5.66%	4,403	181	4.12%
Non-taxable (1)	1,386	65	4.69%	1,377	65	4.70%	1,370	65	4.74%
Interest bearing deposits in banks	7,950	389	4.89%	2,509	182	7.24%	4,409	178	4.04%
Total investments	47,476	1,466	3.09%	59,297	2,951	4.98%	27,346	1,270	4.65%
Loans:
Agricultural	33,097	2,301	6.95%	30,832	2,818	9.14%	28,129	2,578	9.17%
Commercial	84,422	6,954	8.24%	70,732	7,242	10.24%	67,608	6,655	9.84%
Real estate	305,871	22,482	7.35%	307,430	26,472	8.61%	307,921	27,167	8.82%
Consumer	58,818	4,112	6.99%	48,039	3,740	7.79%	41,461	3,144	7.58%
Total loans	482,208	35,849	7.43%	457,033	40,272	8.81%	445,119	39,544	8.88%
Total earning assets (2)	529,684	37,315	7.04%	516,330	43,223	8.37%	472,465	40,814	8.64%
Non earning assets	47,667			56,122			45,159
Average total assets	$577,351			$572,452			$517,624

Liabilities & Shareholders’ Equity
Interest bearing deposits:
NOW	$117,903	$634	0.54%	$116,403	$919	0.79%	$137,358	$1,210	0.88%
Savings	115,116	2,039	1.77%	113,913	3,567	3.13%	37,893	337	0.89%
Money market	33,357	531	1.59%	32,440	631	1.94%	40,066	616	0.88%
TDOAs and IRAs	7,941	298	3.75%	7,632	343	4.49%	6,537	242	3.70%
Certificates of deposit < $100,000	73,815	2,686	3.64%	77,341	3,655	4.73%	78,661	3,242	4.12%
Certificates of deposit > $100,000	85,683	3,407	3.98%	74,230	3,656	4.93%	72,513	3,061	4.22%
Total interest bearing deposits	433,815	9,595	2.21%	421,959	12,771	3.03%	373,028	8,708	2.33%
Borrowed Funds:
Other borrowings	11,445	770	6.73%	13,523	1,118	8.27%	9,334	824	8.81%
Total borrowed funds	11,445	770	6.73%	13,523	1,118	8.27%	9,334	824	8.81%
Total interest bearing liabilities	445,260	10,365	2.33%	435,482	13,889	3.19%	382,362	9,532	2.49%
Demand deposits	73,545			81,860			83,427
Other liabilities	13,718			6,251			7,112
Total liabilities	532,523			523,593			472,901
Shareholders’ equity	44,828			48,859			44,723
Average liabilities and equity	$577,351			$572,452			$517,624

Net interest income & margin (3)		$26,950	5.09%		$29,334	5.68%		$31,282	6.62%

(a)          Average balances are obtained from the best available daily or monthly data.

(1)          Yields on tax exempt income have not been computed on a tax equivalent basis.

(2)          Non-accrual loans have been included in total loans for purposes of total earning assets.

(3)          Represents net interest income as a percentage of average interest-earning assets.

(4)            Yields and amounts earned on loans include loan fees of $1,761,000, $1,936,000 and $2,450,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

During 2008, the Company’s net interest margin declined primarily as a result of the change in interest rates as the Federal Open Market Committee, (FOMC) lowered rates by 400 basis points throughout the year. Average investments, primarily Federal funds sold, decreased by 19.9% while loan growth, on an average basis, increased by 5.5%.    Although mitigated by the decline in the rates paid on interest bearing liabilities, this combination resulted in an overall decrease of 59 basis points in net the interest margin. On an average basis, the rates on loans decreased by 138 basis points resulting in a decrease in interest income of $6.6 million. This decrease in rates was offset by the increase in the average volume of loans of $25.2 million that generated an additional $2.2 million in loan related interest income. On an average basis, the rate on investments decreased by 189 basis points resulting in a decrease in interest income of $1.1 million, additionally the decrease in average volume of investment securities of $11.8 million resulted in a decrease in interest income of $413 thousand.  Overall, interest income on earning assets decreased by $5.9 million.

A large portion of the Bank’s loans carry variable rates and re-price immediately, subject to certain floors, versus a large base of core deposits which are generally slower to re-price. Interest expense decreased in 2008 as rates decreased while  the Company’s mix of deposits remained consistent with the 2007 levels with the exception of the decrease in 2008 in non interest bearing demand deposits.  The average rates paid on interest bearing deposits for 2008 decreased 82 basis points to  2.21% compared to 3.03% in 2007 and 2.33% in 2006. The changes in deposit rates in 2008 compared to 2007 were primarily due to the changes in interest rates brought on by Federal Reserve Board actions as discussed previously. The average rates that are paid on deposits generally trail behind these changes for two reasons: (1) financial institutions do not always change deposit rates with each small increase or decrease in short-term rates; and (2) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rate paid on all of the individual accounts. Only new accounts and those that mature and are renewed will bear the new rate. The average balances of interest bearing liabilities of $445.3 million were $9.8 million (2.2%) higher in 2008 than 2007.  On an average basis, NOW account deposits were up $1.5 million, savings account deposits were up $1.2 million, money market account deposits were up $917 thousand and certificate of deposit balances were up $7.9 million.  The average balance of non-interest bearing demand deposits decreased by $8.3 million from 2007 to 2008.

From 2007 to 2008, the Company’s average loan portfolio grew by approximately $25.2 million, or 5.5%, building on the growth of $11.9 million, or 2.7% in 2007 over 2006.  The earnings on that growth, net of associated funding costs, are a significant contributor to net interest income. During 2008, the loan portfolio averaged 83.5% of total assets, while for 2007 and 2006 such balances represented 80.4% and 86%, respectively, of average assets.

Based on current economic conditions, the Company expects moderate decreases in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2009. It is anticipated that the Federal Reserve Board will not adjust interest rates in the foreseeable future.  It is also anticipated that the Company’s net interest margin may improve as time deposits reprice and loan rates remain stable.

Non-interest Income and Non-interest Expense

For the year 2008, non-interest income increased 464,000 or (5.5%) to $8,939,000 as compared to $8,475,000 for 2007. Non interest income in 2006 was $6,769,000. The primary sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, the amortization of the gain on the sale lease back of certain properties beginning in 2008, alternative investment fees earned on the sales of non-deposit investment products, merchant credit card fees, and earnings from changes in the cash surrender value of bank owned life insurance. Service charges on deposit accounts and loan sales income in 2008 accounted for 43.7% and 12.3%, respectively, of total non-interest income, as compared to 40.4% and 17.8%, respectively, for 2007 and 39.7% and 23.3%, respectively, for 2006. Loan servicing income, alternative investment fees, merchant credit card fees, and earning from cash surrender value of bank owned life insurance for 2008 were 6.2%, 6.1%, 4.6%, and 6.3% respectively, of total non-interest income, as compared to 4.7%, 4.2%, 4.8%, and 4.5% respectively, for 2007 and 6.8%, 5.2%, 5.6%, and 4.9% respectively, for 2006.  Other non-interest income represented 20.8%, 23.7%, and 14.6% respectively in 2008, 2007, and 2006.  Included in other non-interest income for 2008 was the amortization of the gain on the sale and lease back of the seven properties which totaled $326,000 or 3.6%.

The primary source of non-interest income during 2008 was from service charges on deposit accounts which totaled $3,904,000, an increase of $482,000.  This was followed by other non-interest income totaling $1,859,000 which was a decrease of $153,000 largely due to the one time pre tax gain of $730,000 realized in the third quarter of 2007 from the sale of mortgage servicing rights, offset by the gain recognized of $326,000 for the sale lease back of certain properties.  The gain of $5,579,000 is being amortized on a straight line basis over 15 years. The increase in service charges on deposit accounts was primarily a result of the fees charged on additional deposit accounts opened during the year, and the overdraft privilege deposit product which on a year over year basis increased $296,000. Gains on sales of loans decreased $404,000 from $1,506,000 in 2007 to $1,102,000 in 2008. This was a result of the lower volume of loans sold during 2008. The real estate market continued to soften in all of the areas we serve which resulted in more homes for sale thereby creating an environment more advantageous to the buyer than the seller.

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

The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company increased by 14% from 2007 to 2008. The increase in loan servicing income of $161,000 from $395,000 in 2007 to $556,000 in 2008 was due to the retention of the servicing rights on these loans rather than the selling the loans with the servicing released as the premiums offered on these loans during 2008 were not as significant as those offered in prior years.

Alternative investment fees earned on the sales of non-deposit investment products increased by $4,000 in 2007 compared to 2006 primarily as a result of more sales throughout the year.

Merchant credit card processing fees increased $6 thousand from $403 thousand in 2007, to $409 thousand in 2008. Management is currently negotiating to sell this business to a third party provider and anticipates the transaction will finalize in March 2009.

The operating efficiency ratio is often used to compare the Company’s expenses to those of other financial institutions.  This ratio takes factors in that for many financial institutions some of their income is not asset-based, it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities.  The operating efficiency ratio measures what portion of each dollar of net revenue is spent earning that revenue.  With a portion of the Company’s revenues coming from such areas as the Insurance Agency, Payroll Services and Merchant Services, i.e., from programs that require operating expenses to run but are not related to assets on the Company’s balance sheet, management focuses more on this ratio than the operating expense to assets ratio.    The Company is increasingly focused on enhancing its fee income. Based on the Company’s efficiency ratio of 80.4% for 2008, 70.6% for 2007 and 65.8% for 2006 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this focus will continue for the foreseeable future.

The Company’s total non-interest expense increased to $28.3 million in 2008, as compared to $26.9 million in 2007, and $25.2 million in 2006.

Salaries and employee benefits decreased $1,045,000 or 7.2% from 2007 to 2008.   Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes, and stock option expense.  This decrease was primarily the result of a decrease in bonuses and commissions paid during 2008 and a decrease in the number of employees.  The increase in salaries and benefits in 2007 compared to 2006 was $205,000 or 1.3%. Full time equivalent employees were 248, 260 and 263 at December 31, 2008, 2007 and 2006, respectively.  Benefit costs and employer taxes decreased commensurate with the salaries.  In February 2009 additional reductions in staffing resulted in a decrease of 14 full time equivalent employees.   It is management’s opinion that the Company can operate efficiently with the current level of staffing.

Occupancy and equipment expenses were $5,424,000, an increase of $1,203,000 or 28.5% when compared to the 2007 total of $4,221,000. Much of the increase in occupancy expense was related to the additional rent associated with the sale and lease back of the seven properties in February of 2008.  The increase in occupancy expenses in 2007 compared to 2006 was $741,000 or 21.3% primarily related to the new headquarters building as well as furniture, fixtures and equipment for the new Anderson and Redding branches which opened in the third quarter of 2007.

The majority of the decrease in professional services costs of $355,000 from 2007 to 2008 relates to the reduced amount of earnings credit for vendor services to a title and escrow company the Bank has had a long-term relationship with.  The increase in 2007 of $329,000 compared to 2006 was due to outsourcing of the internal audit work and the process of complying with the requirements of the Sarbanes-Oxley Act.  Advertising and marketing expenses increased by 51% in 2008 from 2007 largely due to a mass mailing and promotional campaign provided by a third party vendor used for the acquisition of new checking accounts.   These expenses increased by 13.9% in 2007 from 2006 as we promoted the new branches.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, director fees and retirement accruals, advertising and promotion, and other expenses totaled $5,560,000 for 2007 compared to $5,319,000 in 2007 and $4,931,000 in 2006, an increase of 4.5% and 7.9% on a year over year basis. Management considers this increase in expenses commensurate with the growth and operations of the Company.  Additionally, in the fourth quarter of 2008, the Company recognized an impairment charge of $1,489,000 on collateralized debt obligations that are backed by trust-preferred securities.

The Company issues stock options under two shareholder approved stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans.  The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 8,254 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 341,977 shares of common stock remain reserved for issuance to employees and directors, of which 96,916 shares are available for future grants.

Management estimates the fair value of each option award as of the date of the grant using a Black-Sholes-Merton option pricing model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin 110, was used to determine the expected term of the Company’s options for 2008, 2007 and 2006.  The risk free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.  The expected dividends yield was determined based on the budgeted cash dividends of the Company at the time of the grant.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

At December 31, 2008, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $93,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.  See Notes 1 and 11 to the audited Consolidated Financial Statements in Item 8.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	2008	% of Total	2007	% of Total	2006	% of Total
Non-interest income:
Service charges on deposit accounts	$3,904	43.67%	$3,422	40.37%	$2,686	39.68%
Gain on sale of loans	1,102	12.33%	1,506	17.77%	1578	23.31%
Loan servicing income	556	6.22%	395	4.66%	457	6.75%
Alternative investment fees	545	6.10%	354	4.18%	350	5.17%
Merchant card processing fees	409	4.58%	403	4.76%	381	5.63%
Earnings from cash surrender value of bank owned life insurance	564	6.31%	383	4.52%	330	4.88%
Other	1,859	20.80%	2,012	23.74%	987	14.58%
Total non-interest income	$8,939	100.00%	$8,475	100.00%	$6,769	100.00%
As a percentage of average earning assets	1.69%		1.64%		1.43%

Non-interest expense:
Salaries and employee benefits	$14,585	51.58%	$15,630	58.05%	$15,425	61.31%
Occupancy and equipment	5,425	19.19%	4,221	15.68%	3,480	13.83%
Professional fees	1,161	4.11%	1,516	5.63%	1,187	4.72%
Telephone and postage	659	2.33%	594	2.21%	630	2.50%
Stationery and supply costs	747	2.64%	828	3.08%	601	2.39%
Director fees and retirement accrual	508	1.80%	482	1.79%	450	1.79%
Advertising and promotion	1,136	4.02%	752	2.79%	660	2.62%
Impairment recognized on investment security	1,489	5.27%	—	0.00%	—	0.00%
Regulatory assessments	382	1.35%	140	0.52%	116	0.46%
Other	2,184	7.72%	2,764	10.26%	2,611	10.38%
Total non-interest expense	$28,276	100.00%	$26,927	100.00%	$25,160	100.00%
As a percentage of average earning assets	5.34%		5.22%		5.33%

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through a provision charged to earnings. The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions for loan losses and undisbursed commitments in 2008, 2007, and 2006 were $3,175,000, $225,000, and $775,000 respectively. The amounts allocated to the provision and the undisbursed commitments were $3,742,000 and $(567,000) respectively for 2008, $(16,000) and $241,000 for 2007 and $638,000 and $137,000 for 2006.

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

Income Taxes

As indicated in Note 13 in the Notes to the Consolidated Financial Statements in Item 8, the provision for income taxes is the sum of two components, the provision for current taxes and the deferred taxes. The provision for current taxes results from applying the current tax rate to taxable income, and represents the actual current income tax liability. Some items of income and expense are recognized in different years for tax purposes than when applying accounting principles generally accepted in the United States of America, however, leading to differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary timing differences comprise the deferred portion of the Company’s tax provision.

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and therefore the Company normally carries a net deferred tax asset on its books. At December 31, 2008, the Company’s $10.3 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and future benefit of state tax deduction offset by the temporary differences related to certain deferred tax liabilities.

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

A comparison between the summary year-end balance sheets for 2004 through 2008 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets and deposits have grown each year for the past four years, with asset growth, in terms of total dollars, most pronounced in 2006 when the Company grew by $55 million, or 11.2%.  This was followed by growth in the Company’s total assets during 2005 of $45 million or 10% and growth in the Company’s total assets during 2007 of approximately $30 million, or 5.6%. The growth in total assets during 2008 was approximately $15 million, or 2.5%.

The mix of our core deposit base changed very little during 2008 as NOW and Money Market account balances, on an average basis, increased by 1.3% and 2.8% respectively while savings balances increased by 1.1% and certificates of deposit balances increased by 5.2%.  The weighted average rates of our NOW and Money market account balances were .54% and 1.59% respectively.  The weighted average rate of our certificates of deposit was 3.82% compared to 1.77% for the savings products.

Deposit interest rates decreased throughout 2008 following the rate reductions by the Federal Reserve Board.  On an average basis, interest bearing deposits increased $11.9 million while the average rates paid on all interest bearing deposits decreased by 82 basis points and on all interest bearing liabilities by 86 basis points.  Throughout 2008 deposit growth was achieved in our Oroville, Central Chico, North Paradise, Marysville, Colusa, Corning, Redding and Anderson branches.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision. The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category. At December 31, 2008, gross loans represented 83.1% of total assets, as compared to 77.1% and 81.5% at December 31, 2007 and 2006, respectively. The Company’s total loans declined in the fourth quarter of 2008 by $17.4 million from the September 30, 2008, balances as several customers paid their loans off. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 2004 and 2008. The Loan Distribution table which follows sets forth the amount and composition of the Company’s total loans outstanding in each category at the dates indicated.

Loan Distribution

(dollars in thousands)

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Agriculture	$28,628	$26,347	$25,745	$24,803	$22,177
Commercial	83,786	78,521	65,241	61,162	58,662
Real estate- commercial	252,018	207,590	208,102	173,449	146,876
Real estate- construction	65,004	81,914	105,449	111,130	90,643
Installment	65,390	52,898	43,789	36,501	26,219
	494,826	447,270	448,326	407,045	344,577

Deferred loan fees, net	(478)	(688)	(801)	(1,108)	(1,022)
Allowance for loan losses	(7,826)	(5,232)	(5,274)	(4,716)	(4,381)
	$486,522	$441,350	$442,251	$401,221	$339,174

Percentage of Total Loans
Agriculture	5.79%	5.89%	5.74%	6.09%	6.44%
Commercial	16.93%	17.56%	14.55%	15.03%	17.02%
Real estate- commercial	50.93%	46.41%	46.42%	42.61%	42.63%
Real estate- construction	13.14%	18.31%	23.52%	27.30%	26.31%
Installment	13.21%	11.83%	9.77%	8.90%	7.61%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, the net loan balances have increased $147 million, or 43%, over the last four years. The largest percentage of growth over that four year period and continuing in 2008 was in installment loans which grew by $12 million in 2008 and 149% over the past four years.  The largest dollar volume increase during that four year period was in commercial real estate which grew by $105.1 million or 72%.  Reflective of the current economy and the residential real estate markets, real estate construction loans decreased in 2008 continuing the trend beginning in 2006.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration loans, as well as installment loans. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. During 2008 loans secured by real estate declined by $24 million, or 7.7%, and commercial loans grew by $5.2 million, or 6.7%.  Installment loans increased by $12 million, or 23.6%.  Loans secured by real estate and commercial loans comprised 64.1% and 16.9%, respectively, of the Bank’s total loan portfolio at December 31, 2008.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence. Additionally, the Company has a Government Lending Division dedicated to its SBA product and its Business and Industry (B&I) Guaranteed Loan Program. The Company was recognized as the fourth largest USDA Business and Industry (B&I) Lender in the nation during 2008 based on the origination of nineteen loans totaling more than $38 million.  The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally. This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

The most significant shift in the loan portfolio mix over the past four years has been in loans secured by real estate construction, which decreased from 26.3% of total loans at the end of 2004 to 13.1% of total loans at the end of 2008. Real estate lending continues to be an important part of the Company’s focus, and even though this segment of loans has decreased since 2006 and is likely to continue to decrease in the future due to current economic conditions. Commercial loans remained consistent at 16.9% of total loan balances at the end of 2008 compared to 17.0% at the end of 2004, and agricultural loans decreased during the same period to 5.8% of the total loan balances from 6.4%. The decline in the percentage of agricultural loans to total loans over the last few years has been due to the growth in the other lending areas outpacing the growth in the agricultural lending. Agricultural borrowing relationships have remained consistent year after year and we have not substantially expanded this part of our business.  Installment loans have increased from 7.6% of the portfolio in 2004 to 13% of total loans at the end of 2008.

Another important aspect of the Company’s loan business is related to residential real estate loans which were generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years. Reflective of the current real estate market, during 2008, the Company originated and sold aggregate balances of approximately $12 million of such loans, a $27 million decrease from the $39 million originated and sold in 2007.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement. Total outstanding commitments to extend credit were $148 million at December 31, 2008 as compared to $184 million at December 31, 2007. These commitments represented 30% and 41% of outstanding gross loans at December 31, 2008 and December 31, 2007, respectively. The Company’s stand-by letters of credit at December 31, 2008 were $6.5 million and $6.7 million at December 31, 2007, respectively, which represented approximately 4.4% and 3.5% of total commitments outstanding at the end of 2008 and 2007. It is not anticipated that all of these commitments or stand-by letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change.  In periods of falling interest rates, especially when rates on floating rate loans decline the Company has established interest rate floors under some of its loans so that no matter how far loan rates fall, it is guaranteed a minimum rate of return.

The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise. The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. The table in Note 16 to the consolidated financial statements In Item 8 shows that at December 31, 2008, the difference in the carrying amount of loans, i.e., their face value, is about $ 1.1 million or .22 % less than their fair value. At the end of 2007, the carrying amount of loans was about $3.3 million or .75% more than the fair value.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2008, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years. (Non-accrual loans are intermixed within each category.)

(dollars in thousands)	One year or less	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$15,773	$11,708	$1,147	$28,628	$—	$12,855
Commercial	24,805	13,199	45,782	83,786	12,404	46,577
Real estate - commercial	144,402	87,132	20,484	252,018	3,633	103,983
Real estate - construction	60,270	4,734	—	65,004	—	4,734
Installment	8,599	36,650	20,141	65,390	—	56,791

Total	$253,849	$153,423	$87,554	$494,826	$16,037	$224,940

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

From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment term, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is assigned and/or allocated, as discussed below, to cover the Company’s exposure to loss would the borrowers indeed fail to perform according to the terms of the notes. This class of loans is in addition to the loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in the table below.

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Colusa, Sutter, Sacramento, Shasta, Tehama, and Yuba counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets. The Company’s asset quality has been a strength for many years but due to the current economic downturn, the level of non performing loans and assets, and loan delinquency ratios have increased significantly. The Company is diligently working with borrowers that are having difficulty meeting their contractual obligations.

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

The Bank considers a loan or lease impaired if, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral less selling costs.

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

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2008	2007	2006	2005	2004
Nonaccrual Loans:
Agricultural	$—	$—	$—	$—	$17
Commercial and Industrial	$395	$—	$1,502	$—	$—
Real Estate
Secured by Commercial/Professional Office	$2,721	$—	$—	$—	$—
Properties Including Construction and Development	$9,061	$233	$—	$—	$—
Secured by Residential Properties	$2,708	$20	$780	$—	$84
Secured by Farmland	$—	$—	$—	$—	$—
Consumer Loans	$—	$—	$—	$9	$—
SUBTOTAL	$14,885	$253	$2,282	$9	$101

Other Real Estate (ORE)	$2,068	$—	$—	$—	$—
Total non-performing Assets	$16,953	$253	$2,282	$9	$101
Restructured Loans	$11,407	$—	$—	$—	$—
Non-performing loans as % of total gross loans	3.01%	0.06%	0.51%	0.00%	0.03%
Non-performing assets as a % of total gross loans and other real estate	3.41%	0.06%	0.51%	0.00%	0.03%

Impaired, Nonaccrual, Past Due and Restructured Loans and Leased and Other Nonperforming Assets:

Total non-performing assets were $16,953,000 at the end of 2008, which consisted of thirty-two loans for a total of $14,885,000 classified as impaired and on as non-accrual and ten properties for a total of $2,068,000 classified as Other Real Estate.  Twenty of the loans in non-accrual status were secured by 1-4 family residential construction or land development for a total of $9,061,000. Six of the non-accrual loans were secured by first deeds of trust on 1-4 family residential properties for a total of $2,708,000.  Two of the non-accrual loans were secured by owner occupied non residential properties for a total of $2,721,000.  Four of the non-accrual loans were classified commercial and industrial for a total of $395,000.  Other than the loans included as non-performing assets at December 31, 2007, the company has not identified any potential problem loans that would result in any loan being included as a non-performing assets at a future date.

Non-performing loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $14,885,000 at December 31, 2008, an increase $14,632,000 from the total at December 31, 2007.  Nonperforming loans as a percentage of total loans were 3.1% at December 31, 2008 compared to 0.06% at December 31, 2007.

Nonperforming assets, (Nonperforming loans and ORE) total $16,953,000 at December 31, 2008, an increase of $16,700,000 from December 31, 2007.  Nonperforming assets as a percentage of total assets were 2.85% at December 31, 2008 compared to 0.00% at December 31, 2007.

Restructured loans were $11,407,000 at December 31, 2008 compared to having no restructured loans at December 31, 2007.  Restructured loans consist of one single family residence for $205,000.  There were five land/development loans for a total of $8,117,000. One of these loans is considered impaired in the amount of $589,000 and is included as part of the non-performing loans.  Two of these loans are construction loans for the construction of individual homes and total $2,548,000. The last two loans are commercial real estate loans totaling $536,000.  Both of these loans represent the unguaranteed portion of USDA loans and have guarantees under this program.  One of these loans is included as part of the non-performing loans and is on non-accrual.  This loan totals $399,000 and has a specific reserve of $111,000.  Except for the loans mentioned above, the remaining restructured loans are performing as agreed and were all current at December 31, 2008.

The most significant increase in both non-performing loans and assets occurred in the fourth quarter of 2008.  The level of non-performing loans increased $6,694,000 to $14,885,000 at December 31, 2008 from $8,191,000 at September 30, 2008 primarily as a result of increasing problem loans mainly in the Company’s real estate/development portfolio.  Specific reserves on the non-performing loans of $1,156,000 have been recorded at December 31, 2008.  Non-performing assets increased $7,468,000 to $17,119,000 at December 31, 2008 from $9,651,000 at September 30, 2008.  Set forth below is a discussion of our significant non-performing assets:

The largest of the nonperforming loans consist of two development loans to the same borrower for a total of $3,032,000 which was included in our classified loans and risk rated substandard at December 31, 2008 based on slow sales and a weakening real estate market.  The project has only shown two lot sales in the past 12 months, both of which were in January 2008.  The project consists of 46 finished lots and 61 paper lots.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property with the continuing decline in real estate values in California, a new appraisal was ordered in September 2008 and received on October 8, 2008.  The appraisal demonstrated the continuing declined in the value of the underlying project.  In November 2008 the borrower notified the Company that he intended to relinquish the properties and foreclosure was started November 3, 2008.  The loans were placed on non-accrual on November 3, 2008 and all previously accrued but unpaid interest was reversed.  As of December 31, 2008 the loan for the 46 finished lots totaled $2,270,000 and the Company allocated a specific reserve of $235,000 on this loan based on an impaired analysis performed on December 31, 2008.  The October appraised value for the 61 paper lots was $945,000 compared to the December 31, 2008 balance of $762,000, resulting in loan to value (LTV) of 81%.  As this provides the Company with an adequate margin, no specific reserves were allocated to this loan.

Another nonperforming loan was originally made for the construction of a car wash and lube operation in Woodland, California for $2,006,000.  This loan was included in our classified loans and risk rated substandard at December 31, 2008 due to lack of sales. This loan is a government guaranteed loan under the USDA program with an 80% guarantee and a maximum exposure to the Company of $401,000.  During the fall of 2008, the borrower was late on two payments and informed the Company that he was having cash flow problems.  The Company met with the borrower and in October 2008 the borrower notified the Company that he would not be making any more payments.  The loan was placed on non-accrual and the Company started foreclosure on November 3, 2008.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property a new appraisal was ordered in October 2008 and received on November 27, 2008.  This new appraisal reflects the downturn in real estate values as it was significantly lower than the original appraisal.  The company submitted a liquidation plan to the USDA which was approved and the property was placed in other real estate (ORE) on March 4, 2009. On March 13, 2009 the bank received funds from the UDSA paying this loan down to the unguaranteed loan amount of $401,000.  The Company allocated a specific reserve of $111,000 for this loan on December 31, 2008 after performing an impaired analysis.  The Company had no additional write-downs when this loan was transferred to ORE on March 4, 2009.

Another development loan (for $1,643,000 - at December 31, 2008) was included in our classified listing and risk rated substandard.  This loan represents a 37% participated interest in a loan from another bank.  The project consists of 46 lots of an original 49 lot subdivision located in Nevada County, California.  On December 2, 2008 the participating bank met with the borrower and was informed by the borrower that he would no longer be able to make the loan payments.  This decision was due to the slower sales and continued weak real estate market.  On December 8, 2008 the Company placed this loan on non-accrual.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property a new appraisal was ordered and received on December 10, 2008.  This new appraisal reflects the downturn in the real estate values and demonstrated the continuing decline in the value of the underlying project.  The new appraisal for the entire project supported a value of $4,400,000 of which our 37% interests represents approximately $1,628,000 resulting in a LTV of approximately 100%.  As of December 31, 2008 the Company had established a specific reserve of $33,000 for this loan.  On February 17, 2009 the Company recorded a Deed in Lieu of Foreclosure.  After the foreclosure was completed the Bank charged-off an additional $167,000 against the allowance for loan losses in February 2009 upon transfer to ORE.

Another development loan for the construction an eight unit condominium project in the Yuba City area for $1,646,000 was included in our classified loans and risk rated Substandard at December 31, 2008 based on the lack of cash flow and weakening real estate market.  Construction of the project is complete and as of December 31, 2008 five units have been leased.  In June of 2008, the Company received an updated appraisal on the units and found the estimated fair value of the collateral to be below the carrying amount of the loan balance.  The Company met with the borrower and requested additional collateral which the borrower was unable to provide.  All payments were paid as agreed until October 2008.  In November of 2008, the borrower notified the Company that they would no longer be able to make the payments.  The loan was placed on non-accrual December 30 2008.  Due to the continued decline in the real estate market, the Company ordered another appraisal to understand the potential loss exposure and properly value the collateral.  A new appraisal was received in December 2008 with an appraised value for the 8 units of $1,050,000.  At December 31, 2008 this loan is being reviewed by our attorney for possible legal action against the borrower.  At December 31, 2008 the Company had established a specific reserve of $660,000 for this loan. On March 18, 2009 a charge-off of $500,000 against the allowance for loan losses was recorded.

The last significant non performing loan is a residential development located in Redding area for $874,000 which was included in our classified loans and risk rated Substandard at December 31, 2008 based on slower sales and weakening real estate market.  The loan had eight homes sales close in 2007 but no sales of the remaining 3 homes or 2 lots in 2008.  The Company met with the borrower in August of 2008 and discussed the status of the project and received additional collateral.  In return the Company deferred the interest payments on the loan for 6 months.  The loan was placed on non-accrual on August 26, 2008.  To understand the potential loss exposure and properly value the collateral with the continuing decline in the real estate values in California, a new appraisal was ordered on the project in August 2008 and received in September of 2008.  The appraisal demonstrated the continuing decline of the values underlying the project.  The September appraisal of the 3 homes and 2 lots was $1,025,000.  No sales have occurred since December 2007.  Due to the deferral on interest and higher loan to value, the Company considers this loan impaired but as this provides the Company with an adequate margin, no specific reserves were allocated to this loan.

The remainder of the non-performing assets includes 13 SFR lots that currently total $1,246,866 and are in ORE.  The amounts placed in ORE are supported by current appraisals received by the Company all within the past 7 months. In addition, there are three single family homes that are included in ORE at December 31, 2008 with a combined balance of $416,624 and supported by current appraisals totaling $635,000.  When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised at least annually. If values have dropped, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE.

The remainder of the non-performing loans consists primarily of twelve impaired single family homes that total $1,651,000 of which four homes are currently under construction, eleven impaired lot loans that total $1,910,000 and one commercial real estate loan for $656,000.  The commercial real estate loan was taken into ORE in February 2009 with no additional charge to the allowance for loan losses.  These loans are located throughout Northern California from Sacramento to Redding and the current appraised values provide the Company with an adequate margin and no specific reserves were allocated to the loans.

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

Allowance for Loan Losses

(In thousands, except for percentages)

	As of December 31,
	2008	2007	2006	2005	2004
Balances:
Average loans outstanding during period	$482,208	$456,818	$445,119	$382,659	$313,912
Gross loans outstanding at end of period.	$494,826	$447,270	$448,326	$407,045	$344,577

Allowance for Loan Losses:
Allowance for possible loan losses at beginning of period	$5,232	$5,274	$4,716	$4,000	$3,587
Adjustments	$—	$—	$—	$—	$—
Provision charged to expense	$3,175	$225	$775	$824	$790

Loans charge-offs
Agricultural	$—	$2	$—	$—	$—
Commercial & industrial loans	$71	$13	$42	$—	$11
Real estate	$1,046	$8	$31	$—	$—
Consumer	$41	$3	$9	$9	$12
Credit card loans	$—	$—	$—	$—	$—
Total	$1,158	$26	$82	$9	$23

Recoveries
Agricultural	$—	$—	$—	$—	$—
Commercial	$2	$—	$2	$1	$15
Real estate	$5	$—	$—	$—	$—
Consumer	$3	$—	$—	$—	$12
Credit card loans	$—	$—	$—	$—	$—
Total	$10	$—	$2	$1	$27
Net loan charge-offs	$1,148	$26	$80	$8	$(4)
Allowance for unfunded loan commitments	$567	$(241)	$(137)	$(100)	$(381)
Allowance for loan losses at end of period	$7,826	$5,232	$5,274	$4,716	$4,000

Ratios:
Net loan charge-offs to average loans	0.24%	0.00%	0.02%	0.00%	0.00%
Allowance for loan losses to gross loans at end of period	1.58%	1.17%	1.18%	1.16%	1.16%
Allowance for loan losses to non-performing loans	52.58%	2067.98%	52411.11%	52400.00%	3960.40%
Net charge-offs to allowance for loan losses at end of period	14.67%	0.50%	1.52%	0.17%	(0.10)%
Net loan charge-offs to provision charged to operating expense	36.16%	11.56%	10.32%	0.97%	(0.51)%

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

Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio. The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes. Management believes that our current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan losses is adequate as of December 31, 2008 to cover known and inherent risks in the loan portfolio. However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

(dollars in thousands)

	As of December 31,
	2008		2007		2006		2005		2004
		% Total (1)		% Total (1)		% Total (1)		% Total (1)		% Total (1)
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Agricultural	$94	1.16%	$313	5.89%	$219	5.74%	$200	6.09%	$244	6.44%
Commercial	$1,037	12.77%	$631	16.13%	$626	14.55%	$1,123	15.03%	$690	17.02%
Real Estate	$6,510	80.19%	$4,628	65.95%	$4,172	69.94%	$3,488	69.91%	$3,027	68.93%
Installment Loans	$477	5.88%	$520	12.03%	$876	9.77%	$386	8.97%	$420	7.61%
Reserve for Unfunded Commitments	$(293)		$(860)		$(619)		$(481)		$(381)
TOTAL	$7,826	100.00%	$5,232	100.00%	$5,274	100.00%	$4,716	100.00%	$4,381	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2008, the Company’s allowance for loan losses was $7.8 million. The loan loss and undisbursed commitment provisions in 2008, 2007, and 2006 totaled $3,175,000, $225,000, and $775,000, respectively. Over the past five years, net charge-offs have averaged $258,000. The Company ended 2008 with net loan losses of $1,148,000, compared to net losses of $26,000 during 2007.  A total of $961,000 in losses during 2008 were partial write downs due to decreasing appraised values.

Other Loan Portfolio Information

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 10 to the accompanying Consolidated Financial Statements.

Loan Sales and Servicing Rights:  The Company sells or brokers some of the loans it originates through the SBA and FMHA B&I programs. Some of the loans are sold “servicing released” and the purchaser takes over the collection of the payments. However, some are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. When loans are sold, a portion of the sale is attributed to the right to receive the fee for servicing and this value is recorded as a separate servicing asset. Servicing rights are amortized over the expected term of the related servicing income.  At December 31, 2007 and 2006, the amortized cost of these assets was $2,004,000 and $1,104,000 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $7.1 million at December 31, 2008. The Company classified its investments into two categories: “held-to-maturity”, and “available-for-sale”. The Company does not have any investments classified as trading. The held-to-maturity portfolio consists only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted under GAAP. Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for growth in the loan portfolio.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $4,356,000 as of December 31, 2008 and $4,360,000 as of December 31, 2007.

The total investment portfolio increased to $7.1 million as of December 31, 2008 from $6.3 million at December 31, 2007. The Company’s investment portfolio is composed primarily of:  (1) U.S. Treasury and Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential. The distribution of these groups within the overall portfolio remained relatively consistent.   The U.S. Treasury and Agency issues continue to be the largest portion of the total portfolio at 77%, down from 78% at the end of 2007. Municipal issues comprised 19% of total investments at the end of 2008, down from 22% at the end of 2007.

During its assessment of the investment portfolio for other-than-temporary impairment of investment securities, management considers many factors.  In cases where a security is of a type for which there is very little active trading, if any, management must consider other factors when conducting its evaluation.  As of December 31, 2008, the Company held one such security, a trust preferred security.  Although all scheduled interest payments have been received through December 31, 2008, management considered other factors and made certain assumptions in reaching its conclusion.  Such factors and assumptions included independent indications of the fair value of the security, adverse conditions related to the financial industry in general, the financial condition of the issuer, and certain assumptions regarding the impact of past events, current conditions and the likelihood of future events and the timing of cash flows, including any recoveries. After giving consideration to all the above factors, management concluded that an other-than-temporary impairment had occurred and recorded a $1,489,000 impairment charge through earnings on this trust preferred security with an original par value of $1,750,000.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Federal funds sold comprise the remainder of the assets that are not invested in the securities portfolio or in the loan portfolio.  These overnight transactions are highly liquid and are returned to the Company the next day.  The Company sold $36.6 million and $54.3 million as of December 31, 2008 and December 31, 2007.

Investment Portfolio

(dollars in thousands)

	As of December 31,
	2008		2007		2006
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for sale
US Government Agencies & Corporations	$5,080	$5,094	$3,282	$3,287	$1,977	$1,961
State & political subdivisions	1,358	1,368	1,357	1,381	1,357	1,389
Total available for sale	6,438	6,462	4,639	4,668	3,334	3,350
Held to maturity
US Government Agencies & Corporations	373	377	1,596	1,602	1,777	1,759
Other securities	261	261	—	—	—	—
Total held to maturity	634	638	1,596	1,602	1,777	1,759
Total Investment Securities	$7,072	$7,100	$6,235	$6,270	$5,111	$5,109

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2008. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

(dollars in thousands)

	As of December 31, 2008
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies & corporations	—		3,014	3.91%	2,080	5.28%	—	—	5,094	4.47%
State & political subdivisions	—	—	—		498		870	7.17%	1,368	7.17%
Total available for sale	$—		$3,014	3.91%	$2,578	5.28%	$870	7.17%	$6,462	5.04%
Held to Maturity
US Government agencies & corporations	—	—	321	4.08%	53	6.00%	—	—	374	2.56%
Other securities	—		—		—		261	9.45%	261
Total held to maturity	$—	—	$321	4.08%	53	6.00%	$261	9.45%	$634	2.56%
Total investment securities	$—	—	$3,335	3.93%	$2,631	4.29%	$1,131	7.70%	$7,097	4.82%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets. At December 31, 2008 these areas comprised 3.7% of total assets, as compared to 5.5% of total assets at December 31, 2007. The Company strives to maintain vault cash at a level consistent with the withdrawal needs of the customers. The vault cash amount for December 31, 2008 was $4.5 million.

The Company’s operating branches lie within the Federal Reserve Bank (FRB) of San Francisco’s responsibility area of check clearing activities, while the Company’s item processing activities are performed in Chico. As a result of the Federal Reserve Banks’ Check 21 services the Company is taking advantage of quicker clearing times to offset time zone and geography challenges and improve availability. With traditional paper check clearing, all non-local and country items in the 12th District receive availability that is at least one day deferred. Under the programs currently available from the Federal Reserve Banks, many of these items receive immediate availability if received by the 1:00 a.m. Pacific time deadline. With file deposit deadlines starting as early as 5:00 p.m. Pacific through 9:00 a.m. Pacific time, image cash letters enable institutions on the West Coast to reduce the clearing time of many high value East Coast items by at least one business day, thereby increasing funds available for investment and reducing risk.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $2,084,000 for the year ended December 31, 2008 as compared to $2,108,000 during 2007 and $1,662,000 during 2006. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2008			2007			2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$—	$—	$—	$2,176	$—	$2,176	$2,176	$—	$2,176
Buildings	3,454	305	3,149	12,927	2,069	10,858	8,713	1,714	6,999
Leasehold Improvements	2,469	1,161	1,308	2,485	849	1,636	2,258	555	1,703
Construction in progress	—	—	—	31	—	31	2,368	—	2,368
Furniture and Equipment	10,754	8,198	2,556	9,867	6,663	3,203	8,282	6,169	2,113
Total	$16,677	$9,664	$7,013	$27,486	$9,581	$17,905	$23,797	$8,438	$15,359

The net book value of the Company’s premises and equipment decreased by $10,892,000 during 2008, primarily due to the sale and lease back transaction of seven buildings in February 2008.    As a percentage of total assets, the Company’s premises and equipment was 1.2%, at the end of 2008, 3.1% at the end of 2007 and 2.8% at the end of 2006.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  The temporary increase in the insurance limit to $250,000 effective through December 31, 2009 should help mitigate any perceived risk on time deposits maturing prior to that date.  In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  Certificates of deposits exceeding $100,000 represented 16.8% of average total deposits in 2008, 14.7% in 2007 and 15.9% in 2006.  While the total of these deposits has been stable over the past three years, the Company’s community-oriented deposit gathering activities in Butte, Colusa, Shasta, Sutter, Tehama, and Yuba counties have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume increased to $526 million at the end of 2008, as compared to $501 million at the end of 2007. Deposit growth of $25 million was achieved during 2008.  The mix of the core deposits (demand deposits, savings, NOW, and money market) was relatively unchanged from 2007 to 2008. Growth was achieved in non interest bearing demand deposits of $4.6 million.  Savings deposit totals were down by $4.3 million, money market account balances were down by $6 million and time deposits were up by $28.4 million. We expect deposit rates to be lower in 2009, and our focus will be to attract deposits at the lowest cost possible to fund our loans and maintain a reasonable net interest margin in 2009.

The scheduled maturity distribution of the Company’s time deposits, including IRA accounts as of December 31, 2008 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2008
	Three months or less	Three to twelve months	One to three years	Over three years	Total
Time Deposits < $100,000	$23,451	$55,101	$4,583	$462	$83,597
Time Deposits > $100,000	$37,531	$60,749	$3,872	$2,166	$104,318
TOTAL	$60,982	$115,850	$8,455	$2,628	$187,915

Notes Payable and Other Borrowings

The Company has $15 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2008 and 2007.

On July 10, 2007 Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trust”), which is a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The proceeds from the Trust were used in 2008 to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption Community Valley Trust I was dissolved .

The following summarizes the note payable to the Company’s subsidiary grantor trust at December 31, 2008:

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust II with interest fixed and payable quarterly based on the 5 year swap rate benchmark of 5.57% plus 1.57% Libor for the first 5 years; then converting to 3-month LIBOR plus 1.57% for remaining term, beginning July 10, 2007, due October 1, 2037	$8,248

The Company has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities issued by the subsidiary grantor trust. Interest expense recognized by the Company for the years ended December 31, 2008, 2007 and 2006 related to the junior subordinated debentures was $566,000, $1,024,000 and $733,000, respectively. These junior subordinated debentures currently qualify as Tier 1 capital when determining regulatory risk-based capital ratios.

On April 28, 2006 the ESOP obtained financing through a $1.3 million unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. In November 2008 a change in terms was done on the ESOP note which increased the line back to $1,300,000 with a new maturity date of October 10, 2016.  At December 31, 2008, the interest rate was 5.75%. Advances on the line of credit totaled $121,000, $1,093,000, $1,217,000 at December 31, 2008, 2007 and 2006, respectively. A summary of the activity in this line of credit follows.

On June 30, 2008 the Company obtained a Line of Credit in the amount of $4,000,000 from a correspondent bank.  The note has a variable interest rate, based on LIBOR plus 3.25% with a floor of 5.75%, and a maturity date of June 30, 2010.  Quarterly payments are interest only.  At December 31, 2008, the interest rate was 5.75%.  Advances on the line of credit totaled $4,000,000 at December 31, 2008.

ESOP Note Payable

(dollars in thousands)

	2008	2007	2006

Balance at December 31	$1,054	$1,092	$1,217

Average amount outstanding	$1,026	$1,150	$1,068

Maximum amount outstanding at any month end	$1,082	$1,215	$1,142

Average interest rate for the year	5.54%	8.08%	7.94%

Other Note Payable

(dollars in thousands)

	2008	2007	2006

Balance at December 31	$4,000	$—	$—

Average amount outstanding	$2,000	$—	$—

Maximum amount outstanding at any month end	$4,000	$—	$—

Average interest rate for the year	6.67%	—	—

Capital Resources

At December 31, 2008, the Company had total shareholders equity of $40.1 million, comprised of $8.7 million in common stock, net of the unallocated ESOP shares, and $31.4 million in retained earnings. Total shareholders equity at the end of 2007 was $51 million. The primary decrease in shareholders’ equity was from the $13,118,000 tender offer completed in 2008.  Net income has provided $16.3 million in capital over the last three years, of which $5.5 million or approximately 33% was distributed in dividends. The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2007 (used in 2008 to refund the 2002 Subordinated Debentures), the proceeds of which are considered Tier 1 capital for regulatory purposes but long-term debt in accordance with GAAP.

The Company paid quarterly cash dividends totaling $1,148,000 or $.16 per share in 2008 and $2,425,000 or $.32 per share in 2007, representing 41.9% and 37.5%, respectively of those year’s earnings.  Since the second quarter of 2001, the Company has adhered to a policy of paying quarterly cash dividends totaling about 22.5% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity. The Company chose to suspend paying dividends in the fourth quarter of 2008.  Any future payment of dividends will be consistent with the general dividend policy as described above. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

We may need to incur additional debt or equity financing in the future to meet our capital needs. We cannot guarantee that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

At December 31, 2008, the Company had a Tier 1 risk based capital ratio of 8.8%, a total capital to risk-weighted assets ratio of 10.0%, and a leverage ratio of 8.1%. The Company had a Tier 1 risk based capital ratio of 13.1%, a total capital to risk-weighted assets ratio of 14.1%, and a leverage ratio of 11.6% at December 31, 2007. Note 11 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2008 and 2007.

At the current time, the Bank is considered “well capitalized” under the Prompt Corrective Action standards.

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2008 commitments to extend credit and stand-by-letters of credit were the Company’s only financial instruments with off-balance sheet risk. Loan commitments decreased to $148 million at December 31, 2008 from $184 million at December 31, 2007. Stand-by-letters of credit decreased slightly to $6.5 million from $6.7 million over the same period.  The commitments and stand-by letters of credit represent 34% of the total loans outstanding at year-end 2008 versus 43% at December 31, 2007.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2008:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Subordinated debenture	$—	$—	$—	$8,248	$8,248
Operating lease obligations	2,182	4,124	3,659	16,108	26,073
Deferred compensation (1)	—	—	—	5,837	5,837
Supplemental retirement plans	123	391	428	978	1,920
Notes payable	—	4,000	—	1,054	5,054
Total contractual obligations	$2,305	$8,515	$4,087	$32,225	$47,132

(1) These amounts represent the accrued liabilities as of December 31, 2008 under the Company’s deferred compensation and supplemental retirement plans. See Note 15 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

Liquidity and Market Risk Management

Global financial markets recently have been, and continue to be, extremely unstable and unpredictable, and economic conditions have been weak and appear to be deteriorating. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. This instability also could affect the prices at which the Company could make any such sales, which could adversely affect its earnings and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital.

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

Modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting the simulation, namely stable, an upward shock of 100, 200, and 300 basis points, and a downward shock of 100, 200, and 300 basis points.  The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 10%, 20%, and 30% and 10%, 15%, and 20% respectively upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario. As of December 31, 2008, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Interest Income Change	$1,793,000	$103,000	$3,522,000	$328,000	$5,194,000	$923,000

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by about $3,522,000, or approximately 15.5%. Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely increase by approximately $328,000, or 1.44%, over the next year.  Many of the Company’s loans have variable rates with minimum thresholds called floors that they can adjust to in a falling rate environment.  For this reason, the Company would realize positive net interest income in the three rate reduction scenarios shown above.  The results for the Company’s December 31, 2008, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

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

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

2008 Quarter	1st	2nd	3rd	4th

Interest income	$9,611	$9,298	$9,471	$8,935
Net interest income	$6,671	$6,716	$7,032	$6,531
Net interest income after provision for loan losses	$6,446	$6,266	$6,282	$4,781

Net income	$824	$1,043	$1,302	$(430)

Net income per share, basic	$0.11	$0.15	$0.20	$(0.07)

Net income per share, diluted	$0.11	$0.15	$0.20	$(0.07)

Dividends declared	$0.08	$0.04	$0.04	$—

2007 Quarter	1st	2nd	3rd	4th

Interest income	$10,615	$10,960	$11,128	$10,520
Net interest income	$7,234	$7,497	$7,581	$7,022
Net interest income after provision for loan losses	$7,159	$7,497	$7,506	$6,947

Net income	$1,250	$1,642	$2,179	$1,388

Net income per share, basic	$0.17	$0.22	$0.29	$0.19

Net income per share, diluted	$0.17	$0.22	$0.29	$0.18

Dividends declared	$0.08	$0.08	$0.08	$0.08

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7a of Form 10-K is contained in the Liquidity and Market Risk Management section of Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements begin on page 64 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2008.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Community Valley Bancorp and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9b. Other Information

Not applicable

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

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  List of documents filed as part of this report

(1)                                 Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Report of Independent Registered Public Accounting Firm
II.	Consolidated Balance Sheet - December 31, 2008 and 2007
III.	Consolidated Statement of Income - Years Ended December 31, 2008, 2007 and 2006
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2008, 2007 and 2006
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2008, 2007 and 2006
VI.	Notes to the Consolidated Financial Statements

(2)                        Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(3)                        Exhibits

Exhibits

Exhibit
Number	Document Description

(3.1)	Articles of Incorporation incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(3.2)	Bylaws incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
(3.3)	Amendment to Bylaws of the Company approved by Shareholders May 2006.
(4.0)	Specimen of Company’s Common Stock Certificate incorporated by reference from the Company’s Registration Statement Form S-4EF, file #333-85950.
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

(10.4)

2000 Stock Option Agreement for Keith C Robbins dated March 14, 2000. Previously filed as Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.5)

Employment Agreement with John F Coger dated April 27, 1995. Previously filed as Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.6)

Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for John F Coger. Previously filed as Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.6)1

Amendment to Salary Continuation Agreement of April 14, 1998 for John F Coger dated January 1, 2004.  Previously filed as Exhibit 10.7.1 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

(10.7)

Executive Supplemental Retirement Plan dated August 1, 2000, and Amendment to Executive Supplement Retirement Plan dated January 10, 2002, for John F Coger. Previously filed as Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.8)

2000 Stock Option Agreement for John F. Coger dated March 14, 2000. Previously filed as Exhibit 10.9 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.9)

2000 Stock Option Agreement for M Robert Ching dated May 1, 2000. Previously filed as Exhibit 10.11 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.10)	2000 Stock Option Agreement for Eugene B Even dated May 1, 2000. Previously filed as Exhibit 10.13 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the

Commission on August 14, 2002.
(10.11)

2000 Stock Option Agreement for John D Lanam dated May 1, 2000. Previously filed as Exhibit 10.15 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.12)

2000 Stock Option Agreement for Donald W. Leforce dated May 1, 2000. Previously filed as Exhibit 10.17 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.13)

2000 Stock Option Agreement for Ellis L. Matthews dated May 1, 2000. Previously filed as Exhibit 10.19 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.14)

2000 Stock Option Agreement for Robert L. Morgan dated May 1, 2000. Previously filed as Exhibit 10.21 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.15)

2000 Stock Option Agreement for James S. Rickards dated May 1, 2000. Previously filed as Exhibit 10.23 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.16)

2000 Stock Option Agreement for Gary B Strauss dated May 1, 2000. Previously filed as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.17)

2000 Stock Option Agreement for Hubert I. Townshend dated May 1, 2000. Previously filed as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.18)

Director Deferred Fee Agreement for M. Robert Ching dated April 8, 1998. Previously filed as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.19)

Director Retirement Agreement for M. Robert Ching dated April 14, 1998. Previously filed as Exhibit 10.29 in to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.20)

Director Retirement Agreement for Eugene B. Even dated April 14, 1998. Previously filed as Exhibit 10.30 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.21)

Director Retirement Agreement for John D Lanam dated April 14, 1998. Previously filed as Exhibit 10.31 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.22)

Director Deferred Fee Agreement for Donald W. Leforce dated April 14, 1998. Previously filed as Exhibit 10.32 in to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.23)

Director Retirement Agreement for Donald W. Leforce dated April 14, 1998. Previously filed as Exhibit 10.33 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.24)

Director Retirement Agreement for Ellis L Matthews dated April 14, 1998. Previously filed as Exhibit 10.34 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.25)

Director Retirement Agreement for Robert L. Morgan dated April 14, 1998. Previously filed as Exhibit 10.35 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.26)

Director Retirement Agreement James S. Rickards dated April 14, 1998. Previously filed as Exhibit 10.36 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002

(10.27)

Director Retirement Agreement for Gary B Strauss dated April 14, 1998. Previously filed as Exhibit 10.37 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.28)

Director Retirement Agreement for Hubert I Townshend dated April 14, 1998. Previously filed as Exhibit 10.38 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.29)

Lease agreement between Butte Community Bank and Anna Laura Schilling Trust dated March 20, 2001, related to 900 Mangrove Ave, Chico, California. Previously filed as Exhibit 10.39 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on

August 14, 2002.
(10.30)

2000 Stock Option Agreement for Charles J Mathews dated October 21, 2003. Previously filed as Exhibit 10.30 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Commission on March 14, 2006.

(10.31)

2000 Stock Option Agreement for Luther W McLaughlin dated March 10, 2003. Previously filed as Exhibit 10.41 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Commission on March 14, 2006

(11)	See Item 6. Selected Financial Data Note 1 for Statement re computation of earnings per share
(12)	See Item 6. Selected Financial Data Notes 2 through 6 for Statements re computation of ratios
(21)	List of Subsidiaries: Butte Community Bank, Butte Community Insurance Agency LLC, Community Valley Trust II (unconsolidated) as listed in text of document
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

(b)  Reports on Form 8-K

On January 25, 2008 the Company issued a press release announcing earnings for the fourth quarter and year ending December 31, 2007.

On March 7, 2008 the company issued a press release announcing the payment of an eight cent dividend to shareholders of record as of March 31, 2008. The payment date for the dividend was April 25, 2008.

On April 18, 2006 the Company issued a press release announcing earnings for the first quarter of 2008.

On June 27, 2008 the Company issued a press release announcing the payment of a four cent dividend to shareholders of record as of July 8, 2008. The payment date for the dividend was July 25, 2008.

On July 18, 2008 the Company issued a press release announcing second quarter 2008 earnings.

On September 19, 2008 the Company issued a press release announcing the payment of a four cent dividend to shareholders of record as of September 30, 2008. The payment date for the dividend was October 24, 2008.

On October 24, 2008 the Company issued a press release announcing third quarter 2008 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2009	COMMUNITY VALLEY BANCORP
a California corporation

	By	/s/ Keith C. Robbins
Keith C. Robbins
President and Chief Executive Officer

	By	/s/ John F. Coger
John F. Coger
Executive Vice President Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	March 30, 2009
M. Robert Ching

/s/ John F. Coger	Executive Vice President, CFO/COO and Director	March 30, 2009
John F. Coger

/s/Eugene B. Even	Director	March 30, 2009
Eugene B. Even

/s/ John D. Lanam	Director	March 30, 2009
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	March 30, 2009
Donald W. Leforce

/s/ Ellis L. Matthews	Director	March 30, 2009
Ellis L. Matthews

/s/ Luther McLaughlin	Director and Vice Chairman	March 30, 2009
Luther McLaughlin

/s/ Robert L. Morgan	Director	March 30, 2009
Robert L. Morgan

/s/ Keith C. Robbins	President, Chief Executive Officer and Director	March 30, 2009
Keith C. Robbins

/s/ James S. Rickards	Director and Corporate Secretary	March 30, 2009
James S. Rickards

/s/ Gary B. Strauss	Director	March 30, 2009
Gary B. Strauss

/s/ Hubert Townshend	Director	March 30, 2009
Hubert Townshend

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

AND FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act.  In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO).

Based on this evaluation, management concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

/s/ Keith C Robbins
Keith C. Robbins
President, Chief Executive Officer

/s/ John F Coger
John F. Coger
Executive Vice President, CFO/COO

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community Valley Bancorp

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 23, 2009

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$21,743,000	$31,714,000
Federal funds sold and other	36,605,000	54,290,000
Total cash & cash equivalents	58,348,000	86,004,000

Interest-bearing deposits in banks	2,576,000	4,250,000
Loans held for sale at lower of cost or market	320,000	—
Investment Securities
Available-for-sale, at fair value	6,462,000	4,668,000
Held-to-maturity, at cost	634,000	1,596,000
Loans, less allowance for loan losses of $7,826,000 at December 31, 2008 and $5,232,000 at December 31, 2007	486,522,000	441,350,000
Premises and equipment, net	7,013,000	17,905,000
Bank owned life insurance	11,199,000	10,201,000
Accrued interest receivable and other assets	22,170,000	14,646,000
Total assets	$595,244,000	$580,620,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$82,159,000	$77,574,000
Interest bearing	444,326,000	423,417,000
Total deposits	526,485,000	500,991,000

ESOP and other notes payable	5,054,000	1,093,000
Junior subordinated debentures	8,248,000	16,496,000
Accrued interest payable and other liabilities	15,318,000	11,066,000
Total liabilities	$555,105,000	$529,646,000

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,699,553 shares at December 31, 2008 and 7,607,908 at December 31, 2007	10,147,000	10,910,000

Unallocated ESOP shares 124,207 shares at December 31, 2008 and 126,590 shares at December 31, 2007 (at cost)	(1,438,000)	(1,407,000)
Retained earnings	31,416,000	41,454,000
Accumulated other comprehensive income, net of taxes	14,000	17,000

Total shareholders’ equity	40,139,000	50,974,000
Total liabilities and shareholders’ equity	$595,244,000	$580,620,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
Interest and fees on loans	$35,849,000	$40,272,000	$39,544,000
Interest on Federal funds sold and other	602,000	2,475,000	846,000
Interest on deposits in banks	389,000	182,000	178,000
Interest on investment securities:
Taxable	410,000	229,000	181,000
Exempt from Federal income tax	65,000	65,000	65,000
Total interest income	37,315,000	43,223,000	40,814,000

Interest expense:
Interest expense on deposits	9,595,000	12,771,000	8,708,000
Interest expense on junior subordinated debentures	566,000	1,024,000	733,000
Interest expense on notes payable	204,000	94,000	91,000
Total interest expense	10,365,000	13,889,000	9,532,000
Net interest income before provision for loan losses	26,950,000	29,334,000	31,282,000
Provision for loan losses	3,742,000	(16,000)	638,000
Net interest income after provision for loan losses	23,208,000	29,350,000	30,644,000

Non-interest income:
Service charges and fees	3,904,000	3,422,000	2,686,000
Gain on sale of loans	1,102,000	1,506,000	1,578,000
Loan servicing income	556,000	395,000	457,000
Other	3,377,000	3,152,000	2,048,000
Total non-interest income:	8,939,000	8,475,000	6,769,000

Non-interest expenses:
Salaries and employee benefits	14,585,000	15,630,000	15,425,000
Occupancy and equipment	5,425,000	4,221,000	3,480,000
Impairment recognized on investment security	1,489,000	—	—
Other	6,777,000	7,076,000	6,255,000
Total non-interest expense	28,276,000	26,927,000	25,160,000

Income before provision for income taxes	3,871,000	10,898,000	12,253,000

Provision for income taxes	1,132,000	4,439,000	5,102,000

Net income	$2,739,000	$6,459,000	$7,151,000

Basic earnings per share	$0.39	$0.87	$0.98
Diluted earnings per share	$0.39	$0.85	$0.93

Cash dividends per share	$0.16	$0.32	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Unallocated	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	Income / (Loss)	Equity	Income
Balance, January 1, 2006	7,408,047	$9,051,000	$(1,391,000)	$33,908,000	$(13,000)	$41,555,000

Comprehensive income
Net income				7,151,000		7,151,000	$7,151,000
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investment securities					22,000	22,000	22,000
Total comprehensive income							$7,173,000

Exercise of stock options and related tax benefit	130,567	1,000,000				1,000,000
Amortization of stock compensation - ESOP shares		378,000	231,000			609,000
Shares acquired or redeemed by ESOP			(354,000)			(354,000)
Cash dividends- $.26 per share				(1,933,000)		(1,933,000)
Stock based compensation expense		175,000				175,000
Repurchase and retirement of common stock	(143,950)	(877,000)		(1,621,000)		(2,498,000)
Balance, December 31, 2006	7,394,664	9,727,000	(1,514,000)	37,505,000	9,000	45,727,000

Comprehensive income
Net income				6,459,000		6,459,000	$6,459,000
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities					8,000	8,000	8,000
Total comprehensive income							$6,467,000

Exercise of stock options and related tax benefit	232,108	1,104,000				1,104,000
Amortization of stock compensation– ESOP shares		65,000	107,000			172,000
Cash dividends- $.32 per share				(2,425,000)		(2,425,000)
Stock based compensation expense		139,000				139,000
Repurchase and retirement of common stock	(18,864)	(125,000)		(85,000)		(210,000)
Balance, December 31, 2007	7,607,908	10,910,000	(1,407,000)	41,454,000	17,000	50,974,000

(Continued)

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Unallocated	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	Income / (Loss)	Equity	Income
Balance, December 31, 2007	7,607,908	10,910,000	(1,407,000)	41,454,000	17,000	50,974,000

Comprehensive income
Net income				2,739,000		2,739,000	$2,739,000
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					(3,000)	(3,000)	(3,000)
Total comprehensive income							$2,736,000

Exercise of stock options and related tax benefit	103,651	654,000				654,000
Amortization of stock compensation – ESOP shares		(8,000)	90,000			82,000
Shares acquired or redeemed by ESOP			(121,000)			(121,000)
Cash dividends- $.16 per share				(1,148,000)		(1,148,000)
Stock based compensation expense		80,000				80,000
Repurchase and retirement of common stock	(1,012,006)	(1,489,000)		(11,629,000)		(13,118,000)

Balance, December 31, 2008	6,699,553	$10,147,000	$(1,438,000)	$31,416,000	$14,000	$40,139,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net income	$2,739,000	$6,459,000	$7,151,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,742,000	(16,000)	638,000
Decrease in deferred loan origination costs	(210,000)	(113,000)	(307,000)
Depreciation, amortization, and accretion, net	2,081,000	2,100,000	1,671,000
Increase in cash surrender value of bank-owned life insurance, net	(564,000)	(383,000)	(331,000)
Non-cash compensation expense associated with the ESOP	82,000	172,000	609,000
Stock based compensation	80,000	139,000	175,000
Excess tax benefit from exercise of stock-based compensation awards	(166,000)	(428,000)	(489,000)
Impairment recognized on investment security	1,489,000	—	—
(Gain) loss on disposition of Bank premises and equipment	(9,000)	28,000	—
Net (increase) decrease in loans held for sale	(320,000)	790,000	1,407,000
(Increase) decrease in accrued interest receivable and other assets	(771,000)	(1,805,000)	94,000
Increase in accrued interest payable and other liabilities	4,862,000	1,060,000	519,000
Provision for deferred income taxes	(4,448,000)	(612,000)	(1,050,000)
Net cash provided by operating activities	8,587,000	7,391,000	10,087,000

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(1,750,000)	—	—
Purchase of available-for-sale investment securities	(6,007,000)	(3,437,000)	—
Proceeds from matured or called available-for-sale investment securities	4,000,000	2,000,000	1,000,000
Proceeds from matured or called held-to-maturity investment securities	1,000,000	—	246,000
Proceeds from principal payments on available-for-sale investment securities	211,000	133,000	31,000
Proceeds from principal payments on held-to-maturity investment securities	223,000	175,000	300,000
Net decrease (increase) in interest-bearing deposits in banks	1,674,000	(1,972,000)	4,358,000
Net (increase) decrease in loans	(50,842,000)	1,030,000	(41,361,000)
Premiums paid for life insurance policies	(434,000)	(20,000)	(1,020,000)
Purchases of premises and equipment	(900,000)	(4,712,000)	(5,820,000)
Proceeds from sale of premises and equipment	9,717,000	43,000	20,000
Net cash used in investing activities	(43,108,000)	(6,760,000)	(42,246,000)

(Continued)

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(1,902,000)	27,408,000	2,597,000
Net increase (decrease) in time deposits	27,396,000	(11,273,000)	48,241,000
Proceeds (repayment) from notes payable, net	3,961,000	(124,000)	(565,000)
Purchase of unallocated ESOP shares	(121,000)	—	(354,000)
Proceeds from exercise of stock options, including tax benefit	654,000	1,104,000	1,000,000
Payment of cash dividends	(1,757,000)	(2,408,000)	(1,637,000)
Repurchase and retirement of common stock	(13,118,000)	(210,000)	(2,498,000)
(Repayment) proceeds from issuance of junior subordinated debentures	(8,248,000)	8,248,000	—
Net cash provided by financing activities	6,865,000	22,745,000	46,784,000

(Decrease) increase in cash and cash equivalents	(27,656,000)	23,376,000	14,625,000

Cash and cash equivalents at beginning of year	86,004,000	62,628,000	48,003,000

Cash and cash equivalents at end of period	$58,348,000	$86,004,000	$62,628,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$10,705,000	$13,940,000	$9,147,000
Income taxes	$5,830,000	$4,665,000	$6,064,000

Non-cash investing activities:
Real Estate Acquired through foreclosure	$2,068,000	$—	$—
Net change in unrealized gains on available-for-sale investment securities, net of tax	$(3,000)	$8,000	$22,000

Non-cash financing activities:
Release of unallocated ESOP shares	$90,000	$107,000	$231,000
Accrual of cash dividend declared	$—	$609,000	$592,000
Excess tax benefit from exercise of stock-based compensation awards	$166,000	$428,000	$489,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

In May 2002, Community Valley Bancorp (“Community Valley”) was incorporated as a bank holding company for the purpose of acquiring Butte Community Bank (the “Bank”) in a one bank holding company reorganization. In 2004, Community Valley changed its status to a Financial Holding Company for the purpose of establishing Butte Community Insurance Agency LLC (“BCBIA”). The new corporate structure gives Community Valley, the Bank and BCBIA greater flexibility in terms of operation, expansion and diversification.

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

On July 10, 2007 Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trust”), which is a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The proceeds from the Trust were used to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption Community Valley Trust I was dissolved (see Note 9).

On December 1, 2004, Community Valley formed a wholly-owned subsidiary, Butte Community Insurance Agency LLC for the purpose of providing insurance related services.

The deposits in the Bank are insured by the Federal Depository Insurance Corporation (“FDIC”) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Valley and its wholly-owned subsidiaries, Butte Community Bank and Butte Community Insurance Agency LLC. Significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2008.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2008 and 2007 the Company did not have any investment securities classified as trading and there were no transfers of securities between categories.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2008 and 2007, there were no such loans being accounted for under this policy.

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

Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (IO) strip receivable and treated like an available-for-sale security. The servicing asset, net of any required valuation allowance, and IO strip receivable are included in accrued interest and other assets. At December 31, 2008 and 2007, IO strips were not significant.

Government Guaranteed Loans

Included in the loan portfolio are loans which are 80% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business — Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date.

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

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $114,460,000 and $100,822,000 as of December 31, 2008 and 2007, respectively.

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

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $9,308,000 as of December 31, 2008.  In September 2007 the Company sold the servicing rights for this portfolio of loans and continued to originate and sell mortgage loans with servicing released through the remainder of 2007.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $2,622,000 and $5,543,000 as of December 31, 2008 and 2007, respectively.

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

The allowance for loan losses is established through a provision for loan losses which is charged to expense. Additions to the allowance for loan losses are expected to maintain the adequacy of the total allowance after loan losses and loan growth. The allowance for loan losses at December 31, 2008 and 2007 reflects management’s estimate of possible losses in the portfolio.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected usage and applies the factor to the unused portion of undisbursed lines of credit. The allowance totaled $293,000 and $860,000 at December 31, 2008 and 2007, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

Other Real Estate

The Company’s investment in other real estate, all of which were related to real estate acquired in full or partial settlement of loan obligations, was $2,068,000 at December 31, 2008.  The Company did not have any other real estate at December 31, 2007.  There were no sales of other real estate in 2008 or 2007. When property is acquired, any excess of the Company’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated costs to sell is charged against the allowance for loan losses and the other real estate is included as part of the accrued interest receivable and other assets in the accompanying consolidated balance sheet. When appropriate, a valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.  Subsequent gains or losses on sales or write-downs resulting from further impairment are recorded in other income or expenses as incurred.

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

Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Under the provisions of FIN 48 only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

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

Stock-Based Compensation

The Company issues stock options under two shareholder approved stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans.  The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 8,254 shares of common stock remain reserved for issuance to employees and directors, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 341,977 shares of common stock remain reserved for issuance to employees and directors, of which 96,916 shares are available for future grants.

Management estimates the fair value of each option award as of the date of the grant using a Black-Sholes-Merton option pricing model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin 110, was used to determine the expected term of the Company’s options for 2008 and 2007.  The risk free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.  The expected dividends yield was determined based on the budgeted cash dividends of the Company at the time of the grant.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

The fair value of each option is estimated on the date of grant using the following assumptions.  No options were granted during 2008.

	2007	2006

Expected volatility	46.85%	11.54%
Risk-free interest rate	4.5%	4.6%
Expected option life	7.5 years	7.5 years
Expected dividend yield	2.70%	1.47%
Weighted average fair value of options granted during the year	$6.02	$3.75

Impact of New Financial Accounting Standards

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008.  The adoption of this Statement did not have any effect on the Company’s consolidated financial statements.

2.                                      INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007 consisted of the following:

	2008
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$5,080,000	$24,000	$(10,000)	$5,094,000
Obligations of states and political subdivisions	1,358,000	16,000	(6,000)	1,368,000
	$6,438,000	$40,000	$(16,000)	$6,462,000

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$3,282,000	$17,000	$(12,000)	$3,287,000
Obligations of states and political subdivisions	1,357,000	24,000	—	1,381,000
	$4,639,000	$41,000	$(12,000)	$4,668,000

Net unrealized gains on available-for-sale investment securities totaling $24,000 and  $29,000 were recorded, net of $10,000 and $12,000 in tax expenses, respectively, as accumulated other comprehensive  income within shareholders’ equity at December 31, 2008 and 2007, respectively. There were no sales or transfers of available-for-sale investment securities for the years ended December 31, 2008, 2007 and 2006.

During its assessment of the investment portfolio for other-than-temporary impairment of investment securities, management considers many factors.  In cases where a security is of a type for which there is very little active trading, if any, management must consider other factors when conducting its evaluation.  As of December 31, 2008, the Company held one such security, a trust preferred security.  Although all scheduled interest payments have been received through December 31, 2008, management considered other factors and made certain assumptions in reaching its conclusion.  Such factors and assumptions included independent indications of the fair value of the security, adverse conditions related to the financial industry in general, the financial condition of the issuer, and certain assumptions regarding the impact of past events, current conditions and the likelihood of future events and the timing of cash flows, including any recoveries. After giving consideration to all the above factors, management concluded that an other-than-temporary impairment had occurred and recorded a $1,489,000 impairment charge through earnings on this trust preferred security with an original par value of $1,750,000.

	2008
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$373,000	$4,000	$—	$377,000
Other securities	261,000	—	—	261,000
	$634,000	$4,000	$—	$638,000

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$1,596,000	$7,000	$(1,000)	$1,602,000

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2008, 2007 and 2006.

Investment securities with unrealized losses at December 31, 2008 and 2007 are summarized and classified according to the duration of the loss period as follows:

	2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government agencies	$—	$—	$686,000	$(10,000)	$686,000	$(10,000)
Obligations of states and political subdivisions	$657,000	$(6,000)	$—	$—	$657,000	$(6,000)
	$657,000	$(6,000)	$686,000	$(10,000)	$1,343,000	$(16,000)

	2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government agencies	$—	$—	$1,837,000	$(12,000)	$1,837,000	$(12,000)

At December 31, 2008, the Company held eleven U.S. Government agency securities of which one was in a loss position for twelve months or more and held three obligations of state and political subdivision securities of which one was in a loss position for less than 12 months.  The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies and state and political subdivisions were caused by interest rate changes.   The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2008.

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$—	$—	$—	$—
After one year through five years	2,998,000	3,014,000	—	—
After five years through ten years	495,000	498,000	—	—
After ten years	863,000	870,000	261,000	261,000

	4,356,000	4,382,000	261,000	261,000

Investment securities not due at a single maturity date:
SBA pools	2,082,000	2,080,000	373,000	377,000

	$6,438,000	$6,462,000	$634,000	$638,000

Investment securities with amortized costs totaling $4,356,000 and $4,357,000 and fair values totaling $4,382,000 and $4,389,000 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2008 and 2007, respectively.

3.             LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2008	2007
Real estate:
Mortgage	$252,018,000	$207,590,000
Construction	65,004,000	81,914,000
Commercial	83,786,000	78,521,000
Agriculture	28,628,000	26,347,000
Installment	65,390,000	52,898,000

Total loans	494,826,000	447,270,000

Deferred loan fees, net	(478,000)	(688,000)
Allowance for loan losses	(7,826,000)	(5,232,000)

Total net loans	$486,522,000	$441,350,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$5,232,000	$5,274,000	$4,716,000
Provision charged/credited to operations	3,742,000	(16,000)	638,000
Losses charged to allowance	(1,158,000)	(26,000)	(82,000)
Recoveries	10,000	—	2,000

Balance, end of year	$7,826,000	$5,232,000	$5,274,000

At December 31, 2008 and 2007, nonaccrual loans totaled $15,051,000 and $253,000, which were considered impaired loans. A valuation allowance of $1,156,000 and $20,000 was allocated to these loans in 2008 and 2007 respectively.  The average recorded investment in impaired loans for the years ended December 31, 2008 and 2007 was $5,355,000 and $110,000, respectively.  Interest foregone on nonaccrual loans totaled $262,000 for the year ended December 31, 2008, $10,000 for 2007 and $106,000 for 2006. Interest recognized for cash payment received on nonaccrual loans was not significant for the years ended December 31, 2008, 2007 and 2006, respectively. Salaries and employee benefits totaling $852,000, $1,189,000 and $1,246,000 have been deferred as loan origination costs for the years ended December 31, 2008, 2007 and 2006, respectively.

4.                                      ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2008	2007

Accrued interest receivable	$3,838,000	$3,657,000
Deferred tax assets, net	10,282,000	5,831,000
Loan servicing assets	2,004,000	1,104,000
Prepaid expenses	1,358,000	1,439,000
Other Real Estate Owned	2,068,000	—
Other	2,620,000	2,615,000

	$22,170,000	$14,646,000

Originated servicing assets totaling $900,000, $232,000 and $208,000 were recognized during the years ended December 31, 2008, 2007 and 2006, respectively.  Amortization of servicing assets totaled $337,000, $330,000 and $409,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  In the third quarter of 2007 the Company sold the mortgage servicing rights for a one time pre tax gain of $730,000.

5.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2008	2007

Land	$—	$2,176,000
Buildings and improvements	3,454,000	12,927,000
Furniture, fixtures, and equipment	10,754,000	9,867,000
Leasehold Improvements	2,469,000	2,485,000
Construction in progress	—	31,000

	16,677,000	27,486,000

Less accumulated depreciation and amortization	9,664,000	9,581,000

	7,013,000	17,905,000

Depreciation and amortization included in occupancy and equipment expense totaled $2,084,000, $2,108,000 and $1,662,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

In February 2008, the Company sold and simultaneously entered into long-term operating lease agreements on seven of its properties with proceeds from the sale totaling $15,300,000 and a net gain of $5,592,000 which is being deferred and recognized over the 15 year term of the leases.  Gains recognized included in other non-interest income totaled $326,000 for the year ended December 31, 2008.  Rent expenses recognized on theses leases was $1,156,000 for the year ended December 31, 2008.  Future minimum lease payments on the leases for the next five years are estimated to be $1,180,000 per year, see Note 10.

6.                                      INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2008	2007

Savings	$107,129,000	$111,394,000
Money market	33,058,000	37,053,000
NOW accounts	116,224,000	115,436,000
Individual retirement accounts	8,918,000	7,933,000
Time, $100,000 or more	101,222,000	79,606,000
Other time	77,775,000	71,995,000
	$444,326,000	$423,417,000

Aggregate annual maturities of time deposits at December 31, 2008 are as follows:

Year Ending December 31,

2009	$176,832,000
2010	7,083,000
2011	1,372,000
2012	1,869,000
2013	759,000

$187,915,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Savings	$2,039,000	$3,567,000	$337,000
Money market	531,000	631,000	616,000
NOW accounts	634,000	919,000	1,210,000
Individual retirement accounts	298,000	343,000	242,000
Time, $100,000 or more	3,407,000	3,729,000	3,061,000
Other time	2,686,000	3,582,000	3,242,000
	$9,595,000	$12,771,000	$8,708,000

7.                                      SHORT-TERM BORROWING ARRANGEMENTS

The Company has $15,000,000 in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2008 and 2007.

8.                                      NOTES PAYABLE

Employee Stock Ownership Plan (ESOP) Note

The ESOP obtained financing through a $1,300,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15). The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. At December 31, 2008, the interest rate was 5.75%. Advances on the line of credit totaled $1,054,000 and $1,093,000 at December 31, 2008 and 2007 respectively.

Line of Credit with Pacific Coast Bankers Bank

During 2008 the Company obtained a Line of Credit in the amount of $4,000,000 from Pacific Coast Bankers Bank.  The note has a variable interest rate, based on LIBOR plus 3.25% with a floor of 5.75%, and a maturity date of June 30, 2010.  Quarterly payments are interest only.  At December 31, 2008, the interest rate was 5.75%.  Advances on the line of credit totaled $4,000,000 at December 31, 2008.

9.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I and II (CVB Trust I and II) are Delaware statutory business trusts formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2008, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

In December 2002, the Company issued to CVB Trust I Subordinated Debentures due December 31, 2032. Simultaneously, CVB Trust I issued 8,000 floating rate trust preferred securities, with liquidation values of $1,000 per security, for gross proceeds of $8,000,000. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures are redeemable by the Company, subject to certain requirements.  On January 7, 2008 the Company, having  met all of the redemption requirements, redeemed 100% of the Trust I Subordinated Debentures primarily through utilizing the proceeds from the issuance of the July 2007 Trust II Subordinated Debentures and dissolved CVB Trust I.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis. The stated interest rate for the initial five year term of 7.14% was calculated on the closing date of the transaction, July 10, 2007 using the three-month London Interbank Offered Rate (LIBOR) plus 1.57%.  At the end of the initial five year period the rate will convert to a floating rate using the three-month LIBOR plus 1.57% for the remaining term.

Interest expense recognized by the Company for the years ended December 31, 2008, 2007 and 2006 related to the subordinated debentures was $566,000, $1,024,000 and $733,000 respectively. There were no deferred costs at December 31, 2008 or 2007. The amortization of the deferred costs was $48,000 for the year ended December 31, 2006.

10.                               COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices and certain equipment under noncancellable operating leases. These leases expire on various dates through 2023 and have various renewal options ranging from five to fifteen years. In February 2008, the Company sold and simultaneously entered into long-term operating lease arrangements on seven of its properties (see Note 5). Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments and sublease rental income are as follows:

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income

2009	$2,182,000	$338,000
2010	2,094,000	323,000
2011	2,030,000	217,000
2012	1,899,000	113,000
2013	1,760,000	69,000
Thereafter	16,108,000	164,000

	$26,073,000	$1,224,000

Rental expense included in occupancy and equipment expense totaled $2,211,000, $1,027,000 and $753,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease income netted against the occupancy expense totaled $373,000, $321,000 and $144,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2008	2007

Commitments to extend credit	$147,614,000	$183,699,000
Standby letters of credit	$6,482,000	$6,695,000

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2008 and 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commercial loan commitments and standby letters of credit represent approximately 20% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. Agricultural loan commitments represent approximately 15% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates. Real estate loan commitments represent approximately 35% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. The majority of real estate commitments also have variable interest rates. Personal lines of credit and home equity lines of credit represent the remaining 30% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

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

In addition, the Company’s real estate and construction loans represent approximately 64% and 65% of outstanding loans at December 31, 2008, and 2007 respectively. Collateral values associated with this lending concentration can vary significantly based on the general level of interest rates and both local and regional economic conditions. A continued substantial decline in the performance of the economy in general or a continued decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. All of these deposits were non interest bearing and therefore were insured for their total amount through the Temporary Liquidity Guarantee Program enacted by the FDIC on November 21, 2008.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2008.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

11.                               SHAREHOLDERS’ EQUITY

Dividends

The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available for the payment of dividends, as provided in the California General Corporation Law. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i)its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In certain circumstances, the Company may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to shareholders of the Company.

The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2008, retained earnings of $9,561,000 were free of such restrictions. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to Trust Preferred Securities issued by CVB Trust II (see Note 9).

Stock Repurchase Plan

In March 2008, Community Valley Bancorp announced an offer to purchase up to 1,000,000 shares of its common stock at a purchase price of $13.00.  Based on the final count by the depositary for the tender offer, shareholders properly tendered 1,572,907 shares of its common stock.  The Board of Directors of Community Valley Bancorp elected to not exercise its oversubscription privileges in the tender offer to purchase more than 1,000,000 properly tendered shares and purchased a total of 999,939 shares for $12,999,000 at $13.00 per share representing a pro-rata share of the tendered shares of 63.38%, on May 5, 2008.

In 2007 the Board of Directors approved a plan to repurchase up to $6,000,000 of the outstanding common stock of the Company in 2007. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time by action of the Board of Directors. During 2008, 12,067 shares were repurchased for $119,000 at an average price of $9.84 per share.  During 2007, 18,864 shares were repurchased for $210,000 at an average price of $11.15 per share.

In 2003 the Board of Directors approved a plan to repurchase up to $3,000,000 of the outstanding common stock of the Company in 2003. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2006, 143,950 shares were repurchased for $2,498,000 at an average price of $17.35 per share. There were no shares available for repurchase under this plan after December 31, 2006.

Stock-Based Compensation

Stock option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Incentive Options

Options outstanding beginning of year	289,710	8.48	438,196	7.35	487,962	6.76

Options granted	—		1,000	13.95	23,000	17.17
Options exercised	(19,636)	4.69	(138,332)	2.59	(57,572)	4.90
Options cancelled	(23,039)	13.17	(11,154)	10.70	(15,194)	12.49

Options outstanding, end of year	247,035	9.61	289,710	8.48	438,196	7.35

Options exercisable, end of year	213,699	8.78	229,240	8.28	336,818	5.65

Non-Qualified Options

Options outstanding beginning of year	187,211	4.44	280,987	4.44	353,982	4.17

Options exercised	(84,015)	4.71	(93,776)	3.39	(72,995)	3.13

Options outstanding, end of year	103,196	5.17	187,211	4.93	280,987	4.44

Options exercisable, end of year	101,596	5.04	183,743	4.83	277,021	4.34

A summary of options outstanding at December 31, 2008 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2008	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2008	Number of Options Expected to Vest December 31, 2008
Incentive Options

$2.29 - $4.53	4,738	0.75 years	4,738	4,738
$4.54 - $7.12	128,608	3.23 years	128,608	128,608
$7.13 - $12.36	8,025	4.13 years	8,025	8,025
$12.37 - $13.99	68,664	5.93 years	54,328	68,377
$14.00 - $17.80	37,000	6.90 years	18,000	36,620
	247,035		213,699	246,368

Non-qualified Options

$4.71	95,460	1.33 years	95,460	95,460
$9.65	5,332	4.80 years	5,332	5,332
$13.25	2,404	6.19 years	804	2,372
	103,196		101,596	103,164

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $6.02 and $3.75.  There were no options granted during 2008.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2008. There was no aggregate intrinsic value of options outstanding, no intrinsic value of options vested and no intrinsic value for options vested or expected to vest for the year ended December 31, 2008.  The intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 totaled ($47,000), $1,663,000 and $1,560,000 respectively.     The total fair value of the shares that vested during the years ended December 31, 2008, 2007, and 2006 totaled $109,000, $535,000 and $175,000, respectively.

The compensation cost charged against income for stock options was $80,000, $139,000 and $175,000 for the years ended December 31, 2008, 2007and 2006, respectively. Income tax benefits recognized for the years ended December 31, 2008, 2007 and 2006 totaled $166,000 $428,000 and $489,000, respectively. Management’s estimate of expected forfeitures for the remaining non-vested options is approximately 2% and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2008, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $93,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits for the year ending December 31, 2008, 2007 and 2006 totaled $166,000, $428,000 and $489,000, respectively.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2008

Basic earnings per share	$2,739,000	6,940,876	$0.39

Effect of dilutive stock options		67,962

Diluted earnings per share	$2,739,000	7,008,838	$0.39

December 31, 2007

Basic earnings per share	$6,459,000	7,416,874	$0.87

Effect of dilutive stock options		195,085

Diluted earnings per share	$6,459,000	7,611,959	$0.85

December 31, 2006

Basic earnings per share	$7,151,000	7,279,969	$0.98

Effect of dilutive stock options		381,076

Diluted earnings per share	$7,151,000	7,661,045	$0.93

Stock options totaling 122,000 and 118,000 were excluded from the computation of diluted earnings per share for the years ended December 31, 2008 and December 31, 2007 respectively due to the stock options being considered anti-dilutive.  All stock options outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2006 as none of those stock options were considered anti-dilutive.

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier1 capital to average assets be maintained.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  The most recent notification from the FDIC categorized the Bank as well capitalized under these guidelines.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes the Company and the Bank meet all their capital adequacy requirements as of December 31, 2008 and 2007. There are no conditions or events since those notifications that management believes have changed the categories.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

December 31, 2008

Company:
Total capital (to risk-weighted assets)	$53,668,000	10.0%	$42,390,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$48,139,000	8.8%	$21,195,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$48,139,000	8.1%	$23,608,000	4.0%	n/a	n/a

Bank:
Total capital (to risk- weighted assets)	$54,822,000	10.4%	$42,348,000	8.0%	$52,935,000	10.0%
Tier 1 capital (to risk-weighted assets)	$48,187,000	9.1%	$21,174,000	4.0%	$31,761,000	6.0%
Tier 1 capital (to average assets)	$48,187,000	8.2%	$23,611,000	4.0%	$29,568,000	5.0%

December 31, 2007

Company:
Total capital (to risk-weighted assets)	$72,206,000	14.1%	$40,849,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$66,974,000	13.1%	$20,425,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$66,974,000	11.6%	$23,096,000	4.0%	n/a	n/a

Bank:
Total capital (to risk- weighted assets)	$58,149,000	11.4%	$40,793,000	8.0%	$50,991,000	10.0%
Tier 1 capital (to risk-weighted assets)	$52,917,000	10.4%	$20,397,000	4.0%	$30,595,000	6.0%
Tier 1 capital (to average assets)	$52,917,000	9.3%	$22,756,000	4.0%	$28,445,000	5.0%

12.          OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Alternative investment fees	$545,000	$354,000	$350,000
Merchant card processing fees	409,000	403,000	381,000
Earnings from Cash surrender value of bank
owned life insurance	564,000	383,000	331,000
Gain on sale of mortgage servicing assets	22,000	730,000	—
Payroll Services	352,000	207,000	41,000
Insurance sales	233,000	207,000	183,000
Sale-lease back proceeds	326,000	—	—
Other	926,000	868,000	762,000

	$3,377,000	$3,152,000	$2,048,000

Other expenses consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Professional fees	$1,161,000	$1,516,000	$1,269,000
Telephone and postage	659,000	594,000	630,000
Stationery and supplies	747,000	828,000	710,000
Advertising and promotion	1,136,000	763,000	660,000
Director fees and retirement accrual	508,000	482,000	450,000
Regulatory assessments	382,000	140	116
Other	2,184,000	2,892,860	2,535,884

	$6,777,000	$7,076,000	$6,255,000

13.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Federal	State	Total
2008

Current	$4,323,000	$1,257,000	$5,580,000
Deferred	(3,277,000)	(1,171,000)	(4,448,000)

Provision for income taxes	$1,046,000	$86,000	$1,132,000

2007

Current	$3,735,000	$1,316,000	$5,051,000
Deferred	(470,000)	(142,000)	(612,000)

Provision for income taxes	$3,265,000	$1,174,000	$4,439,000

2006

Current	$4,572,000	$1,580,000	$6,152,000
Deferred	(820,000)	(230,000)	(1,050,000)

Provision for income taxes	$3,752,000	$1,350,000	$5,102,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$3,686,000	$2,731,000
Deferred compensation	3,387,000	3,090,000
Future benefit of state tax deduction	447,000	388,000
Premises and equipment	794,000	635,000
Stock based compensation	24,000	23,000
Sale/leaseback	2,414,000	—
Impairment of investment security	683,000	—
Other	48,000	12,000

Total deferred tax assets	11,483,000	6,879,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(895,000)	(486,000)
Accrual to cash - deferred loan costs	(40,000)	(177,000)
Prepaid expenses	(256,000)	(255,000)
Unrealized loss on available-for-sale investment securities	(10,000)	(13,000)
Other	—	(117,000)

Total Deferred tax liabilities	(1,201,000)	(1,048,000)

Net deferred tax assets	$10,282,000	$5,831,000

The Company believes it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences are as follows:

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$1,355,000	35.0	$3,814,000	35.0	$4,289,000	35.0
State franchise tax, net of Federal tax effect	56,000	1.4	763,000	7.0	877,000	7.2
Tax-exempt income from life insurance policies	(197,000)	(5.1)	(134,000)	(1.2)	(116,000)	(1.0)
Other	(82,000)	(2.1)	(4,000)	(0.0)	52,000	0.4

	$1,132,000	29.2	$4,439,000	40.8	$5,102,000	41.6

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2005, and by state and local taxing authorities for years ended before December 31, 2004.  The Company determined the unrecognized tax benefit and changes therein and the interest and penalties accrued by the Company were not significant at December 31, 2008.

14.                               RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2008:

Balance, January 1, 2008	$2,408,000

Disbursements	11,039,000
Amounts repaid	(7,073,000)

Balance, December 31, 2008	$6,374,000

Undisbursed commitments to related parties, December 31, 2008	$1,898,000

The Company engages a related party for certain construction projects related to the Company’s buildings.  Total fees paid to this related party for construction activities for the year ended December 31, 2008, 2007 and 2006 were $36,000, $624,000 and $1,488,000, respectively.

15.                               EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for sixteen key executives. In addition, a retirement plan is in place for members of the Board of Directors. Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to twenty years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates. The expense recognized under these plans for the years ended December 31, 2008, 2007 and 2006 totaled $696,000, $944,000, and $1,111,000, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $11,199,000 and $10,201,000 at December 31, 2008 and 2007, respectively. Income earned on these policies, net of expenses, totaled $564,000, $383,000 and $331,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

There were no employer contributions for the years ended December 31, 2008, 2007 or 2006.

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

During 2008 and 2006 the ESOP purchased 16,903 and 20,750 shares of the Company’s common stock at a cost of $121,000 and $354,000 using the proceeds from the line of credit to the ESOP.  During 2007, the ESOP did not purchase any shares of the Company’s stock.  Interest expense of $59,000, $94,000 and $88,000 was recognized in connection with the line of credit during the years ended December 31, 2008, 2007 and 2006, respectively.

Compensation expense of $82,000, $172,000 and $609,000 was recognized for the years ended December 31, 2008, 2007 and 2006.

Allocated and unallocated ESOP shares at December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Allocated shares	335,810	316,524	289,355
Unallocated Shares	124,207	126,590	155,258

Total ESOP Shares	460,017	443,114	444,613

Fair value of unallocated shares	$528,000	$1,276,000	$2,344,000

16.                               FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$21,743,000	$21,743,000	$31,714,000	$31,714,000
Federal Funds sold and other	36,605,000	36,605,000	54,290,000	54,290,000
Interest-bearing deposits in banks	2,576,000	2,595,000	4,250,000	4,285,000
Loans held for sale	320,000	320,000	—	—
Investment securities	7,096,000	7,100,000	6,264,000	6,270,000
Loans	486,522,000	487,578,000	441,350,000	438,055,000
Other investments	1,096,000	1,096,000	591,000	591,000
Accrued interest receivable	3,838,000	3,838,000	3,657,000	3,657,000
Cash surrender value of Bank owned life insurance policies	11,199,000	11,199,000	10,201,000	10,201,000
Loan servicing assets	2,004,000	2,004,000	1,104,000	1,104,000

Financial liabilities:
Deposits	$526,485,000	$527,720,000	$500,991,000	$501,437,000
Notes payable	5,054,000	5,054,000	1,093,000	1,093,000
Junior subordinated debentures	8,248,000	9,205,000	16,496,000	18,230,000
Accrued interest payable	645,000	645,000	985,000	985,000

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2008 and 2007:

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

 Fair Value Measurements Under SFAS No. 157

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement.  Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP was effective immediately and clarifies the application of SFAS 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The impact of adoption was not material to the Company’s financial condition or results of operations.

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Valuations within these levels are based upon:

Level 1 – Quoted market prices for identical instruments traded in active exchange markets.

Level 2 – Quoted prices of similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3 – Model-based techniques that use at least one significant assumptions not observable in the market.  These unobservable assumptions reflect the Bank’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques included management judgment and estimation which may be significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
		at December 31, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	31-Dec-08	(Level 1)	(Level 2)	(Level 3)
Investment securities	$6,462	$6,462	$—	$—
Total assets measured at fair value on a recurring basis	$6,462	$6,462	$—	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Investment Securities – Fair values for investment securities are based on quoted market prices or quoted market prices for similar securities.

Assets measured at fair value on a non recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	31-Dec-08	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$14,885	$—	$14,885	$—
Real estate owned	$2,068	$—	$2,068
Total assets measured at fair value on a non recurring basis	$16,953	$—	$16,953	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Impaired Loans -The fair value of impaired loans is based on the fair value of the collateral less estimated costs to sell for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Real Estate Owned — The fair value of real estate owned is based primarily on the values obtained through property appraisals less estimated costs to sell or similar information.

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and cash equivalents	$205,000	$12,326,000
Investment in bank subsidiary	49,297,000	52,917,000
Investment in non-bank subsidiary	659,000	660,000
Other assets	3,428,000	3,596,000

Total assets	$53,589,000	$69,499,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes Payable	$5,054,000	$1,093,000
Junior subordinated debentures	8,248,000	16,496,000
Other liabilities	148,000	936,000

Total liabilities	13,450,000	18,525,000

Shareholders’ equity
Common stock	10,147,000	10,910,000
Unallocated ESOP shares	(1,438,000)	(1,407,000)
Retained earnings	31,416,000	41,454,000
Accumulated other comprehensive income, net of taxes	14,000	17,000

Total shareholders’ equity	40,139,000	50,974,000

Total liabilities and shareholders’ equity	$53,589,000	$69,499,000

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Dividends declared by bank subsidiary	$11,238,000	$4,251,000	$3,039,000

Expenses:
Professional fees	518,000	367,000	347,000
Interest expense	770,000	1,118,000	821,000
Other expenses	282,000	380,000	790,000

Total expenses	1,570,000	1,865,000	1,958,000

Income before equity in undistributed income of subsidiaries	9,668,000	2,386,000	1,081,000

Equity in undistributed income of subsidiaries	(7,578,000)	3,335,000	5,416,000

Income before income tax benefit	2,090,000	5,721,000	6,497,000

Income tax benefit	649,000	738,000	654,000

Net Income	$2,739,000	$6,459,000	$7,151,000

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net income	$2,739,000	$6,459,000	$7,151,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	7,578,000	(3,335,000)	(5,416,000)
Stock-based compensation	80,000	139,000	175,000
Decrease (increase) in other assets	129,000	(678,000)	(54,000)
(Decrease) increase in other liabilities	(58,000)	146,000	25,000
Net cash provided by operating activities	10,468,000	2,731,000	1,881,000

Cash flows from investing activities:
Investment in Butte Community Bank	(3,960,000)	—	—
Net cash used in investing activities	(3,960,000)	—	—

Cash flows from financing activities:
Proceeds from notes payable	4,120,000	—	354,000
Repayment of notes payable	(159,000)	(124,000)	(119,000)
Proceeds from issuance of junior subordinated debentures	(8,248,000)	8,248,000	—
Purchase of unallocated ESOP shares	(121,000)	—	(354,000)
Proceeds from exercise of stock options, including tax benefit	654,000	1,104,000	1,000,000
Payment of cash dividends	(1,757,000)	(2,408,000)	(1,637,000)
Repurchase of common stock	(13,118,000)	(210,000)	(2,498,000)
Net cash used by financing activities	(18,629,000)	6,610,000	(3,254,000)

Increase (decrease) in cash and cash equivalents	(12,121,000)	9,341,000	(1,373,000)

Cash and cash equivalents at beginning of year	12,326,000	2,985,000	4,358,000

Cash and cash equivalents at end of year	$205,000	$12,326,000	$2,985,000

18.          SUBSEQUENT EVENTS

Merchant Credit Card Portfolio

The Company has entered into a contract with a third party vendor to purchase the merchant credit card processing portfolio.  It is believed this transaction will take place in March 2009.