Form 10-Q
period 2009-03-31
COMMUNITY VALLEY BANCORP
filed 2009-05-15
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12-b-2.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock — 6,699,603 shares outstanding at April 24, 2009.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$15,427	$21,743
Federal funds sold & other	57,170	36,605
Total cash & cash equivalents	72,597	58,348

Interest-bearing deposits in banks	1,883	2,576
Investment securities (fair value of $6,850 at March 31, 2009, and $7,100 at December 31, 2008)	6,835	7,096
Loans held for sale at lower of cost or market	2,418	320
Loans, less allowance for loan losses of $8,697 at March 31, 2009 and $7,826 at December 31, 2008	473,655	486,522
Premises and equipment, net	6,618	7,013
Other real estate	9,620	2,068
Bank owned life insurance	11,310	11,199
Accrued interest receivable and other assets	18,984	20,102
Total assets	$603,920	$595,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$73,243	$82,159
Interest bearing	462,141	444,326
Total deposits	535,384	526,485

ESOP and other notes payable	5,232	5,054
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	14,920	15,318
Total liabilities	563,784	555,105

Commitments and contingencies (Note 5)

Shareholders’ equity
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,699,603 shares at March 31, 2009, and 6,699,553 shares at December 31, 2008	10,163	10,147

Unallocated ESOP shares - 171,881 shares at March 31, 2009 and 124,207 shares at December 31, 2008 (at cost)	(1,635)	(1,438)
Retained Earnings	31,516	31,416
Accumulated other comprehensive income, net	92	14

Total shareholders’ equity	40,136	40,139
Total liabilities and shareholders’ equity	$603,920	$595,244

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	For the three months ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$7,047	$8,945
Interest on Federal funds sold	28	314
Interest on deposits in banks	24	235
Interest on investment securities:
Taxable	55	101
Exempt from Federal income tax	16	16
Total interest income	7,170	9,611

Interest expense:
Interest expense on deposits	1,870	2,784
Interest expense on junior subordinated debentures	143	137
Interest expense on notes payable	78	19
Total interest expense	2,091	2,940
Net interest income before provision for loan losses	5,079	6,671
Provision for loan losses	3,100	225
Net interest income after provision for loan losses	1,979	6,446

Non-interest income:
Sale of merchant processing portfolio	2,640	—
Loss on sale of investment security	(172)	—
Other income	2,359	1,959
Total non-interest income	4,827	1,959

Non-interest expenses:
Salaries and employee benefits	3,399	3,697
Occupancy	705	675
Furniture and equipment	649	641
Other expense	2,021	1,979
Total non-interest expense	6,774	6,992

Income before (benefit) provision for income taxes	32	1,413

(Benefit) provision for income taxes	(68)	589

Net income	$100	$824

Basic earnings per share	$0.02	$0.11
Diluted earnings per share	$0.02	$0.11

Cash dividends per share	$—	$0.08

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (In thousands except number of shares)

					Accumulated Other
					Comprehensive	Total
	Common Stock		Unallocated	Retained	Income, net of	Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	taxes	Equity	Income
Balance, January 1, 2008	7,607,908	$10,910	$(1,407)	$41,454	$17	$50,974

Comprehensive income
Net income				2,739		2,739	$2,739
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					(3)	(3)	(3)
Total comprehensive income							$2,736

Exercise of stock options and related tax benefit	103,651	654				654
Amortization of stock compensation- ESOP shares		(8)	90			82
Shares acquired by ESOP			(121)			(121)
Cash dividends- $.16 per share				(1,148)		(1,148)
Stock based compensation expense		80				80
Retirement of common stock	(1,012,006)	(1,489)		(11,629)		(13,118)

Balance, December 31, 2008	6,699,553	10,147	(1,438)	31,416	14	40,139

Comprehensive income
Net income				100		100	$100
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					78	78	78
Total comprehensive income							$178

Exercise of stock options and related tax benefit	50	1				1
Amortization of stock compensation-ESOP shares		(1)	20			19
Shares acquired by ESOP			(217)			(217)
Stock based compensation expense		16				16

Balance, March 31, 2009	6,699,603	$10,163	$(1,635)	$31,516	$92	$40,136

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$100	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	225
Decrease in deferred loan origination fees	(141)	(107)
Depreciation and amortization, net	490	574
Gain on disposition of Bank premises and equipment	(14)	(4)
Loss on write-down of other real estate	564	—
Net increase in loans held for sale	(2,098)	(220)
Increase in cash surrender value of bank-owned life insurance, net	(111)	(95)
Excess tax benefit from exercise of stock options	—	(145)
Non-cash compensation expense associated with the ESOP	19	38
Stock based compensation	16	21
Loss recognized on investment security	172	—
Decrease (increase) in accrued interest receivable and other assets	1,066	(459)
(Decrease) increase in accrued interest payable and other liabilities	(345)	5,651
Provision for deferred income taxes	—	(300)
Net cash provided by operating activities	2,818	6,003

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits in banks	693	(1,386)
Proceeds from matured or called available-for-sale investment securities	2,000	1,000
Proceeds from principal payments on available-for-sale investment securities	54	75
Proceeds from matured or called held-to-maturity investment securities	88	1,000
Proceeds from principal payments of held-to-maturity investment securities	76	36
Purchase of available-for-sale investment securities	(1,000)	(3,010)
Purchase of held-to-maturity investment securities	(996)	—
Purchases of premises and equipment	(105)	(160)
Proceeds from sale of premises and equipment	20	9,700
Proceeds from sale of other real estate	176	—
Net decrease (increase) in loans	1,564	(11,844)
Net cash provided by (used in) investing activities	2,570	(4,589)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(4,908)	2,812
Net increase (decrease) in time deposits	13,807	(1,809)
Repayment of ESOP note payable	(39)	(36)
Proceeds from ESOP note payable	217	—
Purchase of ESOP shares	(217)	—
Payment of cash dividends	—	(609)
Tax benefit from the exercise of stock options	—	145
Proceeds from exercise of stock options	1	322
Retirement of common stock	—	(119)
Repayment of junior subordinated debentures	—	(8,248)
Net cash provided by (used in) financing activities	8,861	(7,542)

Increase (decrease) in cash and cash equivalents	14,249	(6,128)

Cash and cash equivalents at beginning of year	58,348	86,004

Cash and cash equivalents at end of period	$72,597	$79,876

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements are not included herein, however the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (which consist solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company also has a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. Community valley Bancorp Trust I, which was also formed for the sole purpose of issuing trust preferred securities, was dissolved in January 2008 in conjunction with the redemption of the Trust I securities.  The results of operations for the three-month period ended March 31, 2009 may not necessarily be indicative of the operating results for the full year 2009.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (6,557,505 shares for the three month period ended March 31, 2009 and 7,522,758 shares for the three month period ended March 31, 2008). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (zero shares for the three month period ended March 31, 2009 and 144,104 shares for the three month period ended March 31, 2008).  As of March 31, 2009, 325,381 outstanding options were “out of the money “compared to 121,804 at March 31, 2008, that is the option price was higher than the market price so these shares were not used in the calculation of earnings per share as they are considered antidilutive.

3. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income or loss. The Company’s only source of comprehensive income or loss, is comprised of changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Comprehensive income was $178,000 for the three month period ended March 31, 2009 compared to $863,000 for the same period in 2008.

4. STOCK - BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 8,254 shares of common stock remain reserved for issuance to employees, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 341,127 shares of common stock remain reserved for issuance to employees and directors. There are 97,716 additional shares available for future grants.

Stock option activity for the interim 2009 period is summarized below:

2009	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	350,231	$8.03	3.4 years	$—
Exercised	(50)	$4.71
Granted	—	$—
Cancelled/Expired	(800)	$4.46
Outstanding at March 31	349,381	$8.29	3.2 years	$—
Options vested or expected to vest at March 31	342,393	$8.12	3.1 years	$—
Exercisable at March 31	325,381	$7.75	2.9 years	$—

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $128,131,000 and $148,000,000 and stand-by letters of credit of $6,284,000 and $6,482,000 at March 31, 2009 and December 31, 2008, respectively.

Of the loan commitments outstanding at March 31, 2009, $38,882,000 are real estate construction loan commitments  that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2009 and December 31, 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

6.  INCOME TAXES

The Company files its income tax returns on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

7.  ESOP AND OTHER NOTES PAYABLE

Other notes payable represents a $4 million note payable from a correspondent bank to the holding company which was down-streamed to Butte Community Bank in the form of additional common stock issued to the holding company.  This note is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 3.25% adjusted quarterly. The rate, based on an independent index, was adjusted to 5.75% on March 31, 2009.  The remaining $1,232,000 represents the balance of the ESOP note payable due April 10, 2014 with an interest rate of 5.75% at March 31, 2009. The ESOP line of credit was increased by $338,000 in the third quarter 2008. This amount was fully funded during the fourth quarter 2008 and first quarter 2009 to purchase additional shares for the ESOP.

8.  FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2009.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009, Using
Description	Fair Value 31-Mar-09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities	$5,540	$5,540	$—	$—
Total assets measured at fair value on a recurring basis	$5,540	$5,540	$—	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities- Fair values for investment securities are based on quoted market prices.

Assets measured at fair value on a non recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009, Using
Description	Fair Value 31-Mar-09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,483	$—	$17,483	$—
Other real estate	$9,620	$—	$9,620	$—
Total assets measured at fair value on a non recurring basis	$27,103	$—	$27,103	$—

Impaired Loans –The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Other Real Estate  – The fair value of other real estate is based primarily on the values obtained through property appraisals or similar information.

9.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts between March 31, 2009 and December 31, 2008 and income and expense accounts for the three month periods ended March 31, 2009 and 2008. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank (the “Bank”). The Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. The Bank operates fifteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. The Bank also maintains a Loan Production Office in Citrus Heights. In March 2009, the Gridley LPO was consolidated with the full service Yuba City Office. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2008 Annual Report to Shareholders on Form 10-K and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s annual consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

Allowance for Loan Losses (ALL)

The allowance for loan losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting:  (1) SFAS No. 5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, as amended by SFAS No. 118, which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amount of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at March 31, 2009.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Revenue recognition

The Company’s primary source of revenue is net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from sales and servicing of SBA loans, electronic-based cash management services, and mortgage brokerage fee income.  Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

The Company accounts for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Under the provisions of FIN 48, only tax positions that met the more likely than not recognition threshold that the tax position would be sustained in a tax examination were recognized or continue to be recognized.

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

Overview

The Company recorded net income of $100,000 for the quarter ended March 31, 2009, which was an 87.9% decrease from the $824,000 reported for the same period of 2008. Diluted earnings per share for the first quarter of 2009 were $0.02, compared to the $0.11 recorded in the first quarter of 2008. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the first quarter of 2009 were 1.00% and .07%, respectively, as compared to 6.80% and .58%, respectively, for the same period in 2008. The primary reasons for the decline in earnings for the first quarter ended March 31, 2009, are the increase in the level of the provision for loan losses, a decline in net interest income which was partially offset by the net gain on the sale of the merchant processing portfolio and decreases in the level of income taxes.

We experienced a compression of the net interest margin of 138 basis points as yields on earning assets decreased 210 basis points while rates paid on interest bearing liabilities decreased 92 basis points. The compression is a direct result of the Federal Open market Committee of the Federal Reserve System (“FOMC”) reducing the Federal funds rate to a range of 0% - .25% in December 2008. Additionally, for the first quarter ended March 31, 2009 we increased the provision for loan losses to $3,100,000 compared to $225,000 for the first quarter of 2008. This was partially mitigated by the sale of the merchant processing portfolio for $2.6 million in March 2009 and other non-interest income.

Total assets of the Company increased by $8,676,000 or 1.5% from $595,244,000 at December 31, 2008 to $603,920,000 at March 31, 2009. Cash and cash equivalents increased to $72,597,000, up $14,249,000 or 24.4%.  Net loans decreased to $473,655,000, down $12,867,000 or 2.64% from December 31, 2008. Deposit balances at March 31, 2009 increased to $535,384,000, up $8,899,000 or 1.7% from December 31, 2008. Premises and equipment decreased to $6,618,000, down $395,000 or 5.6%. Shareholder’s equity decreased to $40,136,000, down $3,000.

Table One below provides a summary of the components of net income for the periods indicated:

Table One:  Components of Net Income

	Three months ended March 31,
(In thousands, except percentages)	2009	2008

Net interest income	$5,079	$6,671
Provision for loan losses	(3,100)	(225)
Non-interest income	4,827	1,959
Non-interest expense	(6,774)	(6,992)
Benefit (provision) for income taxes	68	(589)

Net income	$100	$824

Average total assets (In millions)	$594.3	$574.3
Net income (annualized) as a percentage of average total assets	0.07%	0.58%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 3.79% for the three month period ended March 31, 2009 which was down 138 basis points from 5.17% for the three month period ended March 31, 2008.  Net interest income decreased $1,592,000 (23.87%) for the first quarter of 2009 compared to the same period in 2008.  The primary reason for this decrease was the compression of the net interest margin as a result of 225 basis point decreases by the Federal Reserve Board since March 2008 (ending with the current federal funds rate at a range of 0% - .25%) and because the repricing of our interest bearing liabilities tends to lag behind our interest bearing assets.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three month period ended March 31, 2009 compared to March 31, 2008 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended March 31, 2009 decreased by $1,898,000 from $8,945,000 at March 31, 2008 to $7,047,000.  The average balance of loans increased from $449,986,000 to $490,644,000 and the interest rate earned decreased from 8.00% to 5.84%.  Table Three shows the $1,898,000 decrease in interest income from loans was actually the result of an $800,000 increase in interest income from the higher balance of loans and a $2,698,000 decrease from the decrease in yields earned in the first quarter of 2009 compared to the same period in 2008.

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

Table Two:  Analysis of Net Interest Margin

Three months ended March 31,	2009			2008
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans (1)	$490,644	$7,047	5.84%	$449,986	$8,945	8.00%
Taxable investment securities	5,529	55	4.05%	5,312	101	7.66%
Tax-exempt investment securities (2)	1,370	16	4.75%	1,383	16	4.70%
Federal funds sold & other	45,566	28	0.25%	43,011	314	2.93%
Interest bearing deposits in banks	2,389	24	4.09%	19,393	235	4.87%
Total earning assets	545,498	7,170	5.35%	519,085	9,611	7.45%
Cash & due from banks	16,541			16,641
Other assets	32,220			38,572
Average total assets	$594,259			$574,298

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$152,259	$205	0.55%	$150,340	$334	0.89%
Savings	108,167	296	1.11%	114,788	603	2.11%
Time deposits	196,006	1,369	2.84%	158,178	1,847	4.70%
Other borrowings	13,367	221	6.72%	9,866	156	6.38%
Total interest bearing liabilities	469,799	2,091	1.81%	433,172	2,940	2.73%
Demand deposits	73,518			75,608
Other liabilities	10,405			12,515
Total liabilities	553,722			521,295
Shareholders’ equity	40,537			53,003
Average liabilities and equity	$594,259			$574,298

Net interest income & margin (3)		$5,079	3.79%		$6,671	5.17%

(1)	Loan interest includes loan fees of $272,000 and $470,000 during the three months ended March 31, 2009 and March 31, 2008, respectively.

(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

(4)	Average yield is calculated based on actual days in quarter (90 for March 31, 2009 and 91 for March 31, 2008) and annualized to actual days in year (365 for 2009 and 366 for 2008).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending March 31, 2009, net interest income has decreased $1,592,000 from the same time period in 2008.  Interest income from earning assets has decreased by $2,441,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $618,000 while interest income from changes in rates has decreased by $3,059,000.  Interest expense for the first quarter of 2009 was $849,000 less than the same period in 2008.  Changes in the volume of interest bearing liabilities, primarily the change in mix with an increase in balances of NOW, MMDA, time deposits, and other borrowings and a decrease in savings deposits, has resulted in a net increase of interest expense of $462,000.  Decreases in average rates paid, on all deposit products have resulted in an interest expense decrease of $1,311,000.

The average balances of interest bearing liabilities of $469,799,000 were $36,627,000 (8.5%) higher in the first quarter of 2009 versus the same quarter in 2008.  As interest bearing liability balances increased, rates paid on these liabilities decreased by 92 basis points on a quarter over quarter basis.  As a result of both the decrease in interest rates and the volume and mix of interest bearing liabilities, interest expense was $849,000 (28.9%) lower in the first quarter versus the same period in 2008.

As a result of the above, the Company’s net interest margin declined 138 basis points to 3.79% for the three months ended March 31, 2009 from 5.17% for the same period in the prior year.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended March 31, 2009 over 2008
(In thousands)	Volume	Rate (3)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans (1)	$800	$(2,698)	$(1,898)
Taxable investment securities	4	(50)	(46)
Tax exempt investment securities (2)	—	—	—
Federal funds sold	18	(304)	(286)
Interest bearing deposits in banks	(204)	(7)	(211)
Total	618	(3,059)	(2,441)

Interest-bearing liabilities:
NOW and MMDA deposits	4	(133)	(129)
Savings deposits	(34)	(273)	(307)
Time deposits	437	(915)	(478)
Other borrowings	55	10	65
Total	462	(1,311)	(849)
Interest differential	$156	$(1,748)	$(1,592)

(1)	The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)	Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(3)	The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

Three months ended March 31,	2009	% of Avg. Assets	2008	% of Avg. Assets
Sale of merchant processing portfolio	$2,640	1.81%	$—	0.00%
Loss on sale of investment security	(172)	(0.12)%	—	0.00%
Service charges on deposit accounts	916	0.63%	856	0.60%
Loan servicing fees	140	0.10%	111	0.08%
Fees - alternative investment sales	109	0.07%	145	0.10%
Merchant fee income	86	0.06%	101	0.07%
Gain on the sale of loans	503	0.34%	228	0.16%
Other	605	0.41%	518	0.36%
Total non-interest income	$4,827	3.30%	$1,959	1.37%

Non-interest income increased by $2,868,000 (146.4%) to $4,827,000 for the three months ended March 31, 2009 as compared to $1,959,000 for the three months ended March 31, 2008.  Increases in non-interest income were realized primarily from the gain on the sale of the merchant portfolio of $2,640,000 in addition to fees from service charges (up 7.0%), loan servicing fees (up 26.1%), gains on the sale of loans (up 120.6%), and other income (up 16.8%). Decreases were realized in fees from alternative investment sales (down 24.8%), merchant fee income (down 14.6%) and a loss of $172,000 when the Company sold a trust preferred security it held for investment.

The increase in service charge income was the result of additional deposit accounts opened during the first quarter throughout our system of branches.  Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased due to refinancing activity. The gain on the sale of loans into the secondary market increased compared to the first quarter of 2008 as the loans sold by our government Lending Division increased. Increases in the “Other” category were a result of commissions earned on the sales of insurance policies and fees paid for payroll processing through our Business Services Division. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees of $36,000 due to fewer sales of investments during the first quarter as the uncertainty in the equities market continued. Merchant fee income was lower in the first quarter due to a decrease in the volume of credit card sales.

Non-interest Expense

Non-interest expense decreased $218,000 (3.1%) from $6,992,000 in the first quarter of 2008 to $6,774,000 in the first quarter of 2009.  Salary and employee benefits decreased by $298,000 (8.1%), largely due to lower FTE (full time equivalent) employees from reductions in staffing in the first quarter 2009. On a quarter over quarter basis, occupancy expenses were higher by $30,000 (4.4%) which is related to the rents now being paid on seven buildings the Company sold in the first quarter of 2008 and is now leasing back.  This expense is partially offset by the reduction of the depreciation on those seven buildings.  Furniture and equipment expense was $649,000 in the first quarter of 2009 compared to $641,000 in the same period of 2008, representing a 1.2% increase. This increase relates to maintenance contracts and software licensing fees. Other expenses increased $42,000 (2.1%) from $1,979,000 to $2,021,000 in the first quarter of 2009 versus the first quarter of 2008.  This increase was attributed to higher telephone, postage and FDIC Assessment insurance accrual due to the increase in the base assessment rate and the additional fees for the Transaction Account Guarantee Program.

Provision for Loan Losses

The Company provided $3,100,000 for loan losses in the first quarter of 2009. In the first quarter of 2008 the Company provided $225,000 for loan losses.  Net loan charge-offs for the first quarter of 2009 and 2008 were $2,281,000 and $12,000, respectively.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Provision for Income Taxes

The benefit for income taxes for the three months ended March 31, 2009 was $68,000 as compared to a provision for income taxes of $589,000 for the same period in 2008.  The effective benefit rate for state and federal income taxes was 216.7% for the three months ended March 31, 2009 compared to an effective tax rate of 41.7% for the same period in 2008.  The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated ‘Enterprise Zones’.

Balance Sheet Analysis

The Company’s total assets were $603,920,000 at March 31, 2009, up $8,676,000 (1.5%) from $595,244,000 at December 31, 2008.  On a year over year basis, the average balance of total assets for the three months ended March 31, 2009 was $594,259,000, which represents an increase of $19,961,000 (3.5%) over the $574,298,000 during the three month period ended March 31, 2008.

Loans

The Company concentrates its lending activities in the following principal areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At March 31, 2009, these principal areas accounted for approximately 17%, 53%, 11%, 6% and 13%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2008 was 17%, 51%, 13%, 6% and 13%.

Loan balances have declined in the current quarter mainly in the real estate construction category as requests for these types of loans are no longer being received as they were before the economic downturn. Further reductions have also been the result of foreclosures and reclassification to other real estate (ORE). Decreases in loan balances from December 31, 2008 consist of commercial loans of $2,707,000 or (3.2%), real estate construction of $9,247,000 or (14.2%), agricultural loans of $822,000 or (2.9%), and consumer loans of $1,512,000 or (2.3%). These changes to the mix and reduction of the real estate construction loans are consistent with the plan to reduce our dependency on real estate related lending and further diversify the loan portfolio to mitigate risk. Table Five below summarizes the composition of the loan portfolio as of March 31, 2009 and December 31, 2008.

Table Five: Loan Portfolio Composition

(In thousands)	March 31, 2009	December 31, 2008
Commercial	$81,079	$83,786
Real estate:
Mortgage	254,169	252,018
Construction	55,757	65,004
Agriculture	27,806	28,628
Consumer	63,878	65,390
Total loans	482,689	494,826
Allowance for loan losses	(8,697)	(7,826)
Deferred loan fees, net	(337)	(478)
Total net loans	$473,655	$486,522

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

Special emphasis is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, Marysville, Colusa, Corning, Redding and Anderson).  The Company also maintains a loan production office in Citrus Heights (the Gridley LPO was consolidated with the Yuba City full service office in March 2009).  Single-family residential construction is the primary lending product from the Citrus Heights location serving the greater Sacramento area.  The primary focus of the loan production office that was located in Gridley and moved to Yuba City in March 2009 is commercial and agricultural loans.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 64.2% of the Company’s loan portfolio at March 31, 2009, which has remained constant with the 64.1% concentration level at December 31, 2008.  Management believes the concentration may have more than the normal risk of collectability due to the substantial decline in the economy in general and the continuing decline in real estate values in the Company’s primary market areas. As the Company is not immune to the slowdown in the economy, we have increased the provision for loan losses and may have to further increase the provision which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards follow strict regulatory guidelines; however, there is no assurance that losses will not continue to occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities nor is it exposed to sub-prime lending in its investment portfolio.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leased and Other Nonperforming Assets

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of March 31, 2009 and December 31, 2008. There were no loans past due 90 days or more and still accruing interest at March 31, 2009 or December 31, 2008.

Table Six:  Impaired, Nonaccrual, Past Due and Restructured Loans and Leased and Other Nonperforming Assets:

(In thousands)	March 31, 2009	December 31, 2008
Nonaccrual:
Commercial	$1,979	$395
Real estate	15,435	14,490
Consumer and other	69	—
Total non-performing loans	$17,483	$14,885

Non-performing loans (defined as non-accrual loans and loans 90 days or more past due and still accruing interest) totaled $17,483,000 at March 31, 2009, an increase of $2,598,000 from $14,885,000 at December 31, 2008 primarily as a result of increasing problem loans mainly in the Company’s real estate/development portfolio.  Specific reserves on the non-performing loans of $1,207,000 have been recorded at March 31, 2009.  Nonperforming loans as a percentage of total loans were 3.6% at March 31, 2009 compared to 3.1% at December 31, 2008.

Nonperforming assets, (nonperforming loans and ORE) totaled $27,103,000 at March 31, 2009, an increase of $10,150,000 from $16,953,000 at December 31, 2008.  Nonperforming assets as a percentage of total assets were 4.5% at March 31, 2009 compared to 2.9% at December 31, 2008.

Total non-performing assets consist of forty-three loans for a total of $17,483,000 classified as impaired and on non-accrual and twenty-six properties for a total of $9,620,000 classified as other real estate (ORE).  Other than the loans included as non-performing assets at March 31, 2009, the Company has not identified any potential problem loans that would result in any loan being included as a non-performing assets at the current date.

Set forth below is a discussion of our significant non-performing assets:

A development loan for the construction of an eight unit condominium project in the Yuba City area for $1,145,000 was included in our classified loans and risk rated Substandard at March 31, 2009 based on the lack of cash flow and weakening real estate market.  Construction of the project is complete and as of March 31, 2008 five units had been leased. In June of 2008, the Company received an updated appraisal on the units and found the estimated fair market value of the collateral to be below the carrying amount of the loan balance.  The Company met with the borrower and requested additional collateral which the borrower was unable to provide.  All payments were paid as agreed until October 2008.  In November of 2008, the borrower notified the Company that they would no longer be able to make the payments.  The loan was placed on non-accrual on December 30, 2008.  Due to the continued decline in the real estate market, the Company ordered another appraisal to understand the potential loss exposure and properly value the collateral.  A new appraisal was received in December 2008 with an appraised value for the 8 units of $1,050,000.  On March 18, 2009 a charge-off of $500,000 against the allowance for loan losses was recorded.  Even though the Company has a pending lawsuit against the borrower, the Company did establish an additional specific reserve of $181,000.

A single family residential loan for the construction of a home located at Shaver Lake, CA. for $1,260,000 was included in our classified loans and risk rated Substandard at March 31, 2009 based on the borrower’s lack of cash flow and the weakening real estate market. Construction of the home is complete and the borrower continues to try and market the home. In February 2009, the borrower notified the Bank that he could no longer make payments.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered and received in March 2009.  This new appraisal reflected the downturn in real estate values and demonstrated the continuing decline in the value of the underlying project.  The new appraisal valued the house at $1,475,000 and put the loan to value (LTV) at 85%.  The Company had no additional write-downs as of March 31, 2009.

Another significant non-performing loan is a commercial real estate loan for the refinance of twenty-eight cottages located in Fortuna, California for $4,478,000.  This loan was included in our classified loans and risk rated substandard at March 31, 2009 due to lack of payment and pending bankruptcy of the borrower.  This loan is a government guaranteed loan under the USDA program with an 80% guarantee and maximum exposure to the Company of $896,000.  In October of 2008, the Bank received notice that our borrower had filed Bankruptcy under Chapter 11.  It was at this time that the Bank stopped receiving payments. On the advice of our attorney, the Company placed the loan on non-accrual on January 7, 2009.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered in January 2009 and received on March 9, 2009.  The new appraisal put the value at $4,129,000 and reflects the downturn in real estate values as it was significantly lower than the original appraisal.  The Company is prevented from pursuing any additional legal action due to the pending Bankruptcy. The Company has allocated a specific reserve of $96,000 for this loan at March 31, 2009.

The last significant non-performing loan is for the construction of a 227 unit mini-storage located in Orland, California for $1,272,000.  The Company has a 1st deed of trust of $954,000 and a 2nd deed of trust of $318,000.  These loans were included in our classified loans and risk rated substandard at March 31, 2009. These loans have a government guarantee under the USDA program with an 80% guarantee and a maximum exposure to the Company of $254,000. In January 2009 the borrower informed the Company that he was having cash flow problems.  The Company met with the borrower and was notified that he would not be making any more payments.  The loans were placed on non-accrual on January 29, 2009 and foreclosure was started. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered in January 2009 and received on April 6, 2009.  The new appraisal came in at $1,190,000 and reflects the downturn in real estate values as it was significantly lower than the original appraisal.  Additional funds of $40,000 will be specifically reserved for in April 2009.

The remainder of the non-performing loans consists primarily of twelve impaired single family homes that total $3,885,000 of which three homes are currently under construction, sixteen impaired lot loans that total $3,412,000, three commercial real estate loans that total $1,255,000, four commercial/industrial loans that total $708,000 and three single family homes secured with 2nd deeds of trust for $69,000. These loans are located throughout Northern California from the Sacramento area to Redding and the current appraised values provide the Company with an adequate margin and no specific reserves were allocated to these loans.

Other Real Estate

The largest of our ORE at March 31, 2009 consists of two development loan properties to the same borrower for a total of $3,032,000.  The properties were transferred to ORE on March 16, 2009. The project consists of 46 finished lots and 61 paper lots.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was received on October 8, 2008.  The appraisal demonstrated the continuing decline in the value of the underlying project.  The Company charged off an additional $56,000 against the allowance for loan losses at the date of transfer.  The October appraised value for the 61 paper lots was $945,000 compared to the ORE balance of $752,000 resulting in loan to value (LTV) of 81%.  As this provides the Company with an adequate margin, no additional funds were charged to the ALLL at this time.

Another development property with a fair value of $1,643,000 at March 31, 2009 is included in our ORE assets.  This loan represents a 37% participation interest in a loan from another bank. The project consists of 46 lots of an original 49 lot subdivision located in Nevada County, California.  The borrower made the decision to “Deed in Lieu” the property back to the participating bank due to slow sales and the continued weak real estate market.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered and received in December 2008.  This new appraisal reflects the downturn in real estate values and demonstrated the continuing decline in the value of the underlying project.  The new appraisal for the entire project supported a value of $4,400,000 of which our 37% interest represents approximately $1,628,000 resulting in a LTV of approximately 100%.  The Company recorded a Deed in Lieu of Foreclosure in February, 2009.  After the Deed in Lieu was completed, the Company charged-off an additional $167,000 against the allowance for loan losses upon transferring the property to ORE.

The remainder of the non-performing assets includes twelve SFR lots that currently total $2,170,000 and are in ORE.  There are eight single family homes that are included in ORE with a combined balance of $1,936,000.  The amounts placed in ORE are supported by current appraisals received by the Company all within the past 12 months. In addition, there are three commercial real estate loans that are included in ORE at March 31, 2009 with a combined balance of $1,062,000 and supported by current appraisals.  When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised at least annually.  If values have dropped, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE.

Restructured Loans

Restructured loans were $20,799,000 at March 31, 2009, an increase of $9,392,000 at December 31, 2008. Restructured loans consist of nine land/development loans for a total of $16,611,000.  Three of these land/development loans are considered impaired in the amount of $1,328,000 and are included as part of the non-performing loans. Three other restructured loans are construction loans for the construction of individual homes and total $2,710,000.  One loan is for the construction of a spec home in the amount of $173,000 and is considered impaired and included as part of the non-performing loans.  One loan is a single family residence for $247,000.  There is one commercial loan for $522,000.  The last two loans are commercial real estate loans totaling $536,000.  Both of these loans represent the unguaranteed portion of the USDA loans and have guarantees under this program.  Except for the loans mentioned above, the remaining restructured loans are performing as agreed and were all current at March 31, 2009.  No additional funds were lent to the borrowers of the restructured loans.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination processes.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of March 31, 2009 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $8,697,000 or 1.80% of total loans at March 31, 2009 and $7,826,000 or 1.58% at December 31, 2008.  Net charge-offs for the quarter ended March 31, 2009 were $2,281,000. The Company has a separate reserve for unfunded loan commitments of $241,000 as of March 31, 2009 and $293,000 as of December 31, 2008.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended March 31,
(In thousands, except for percentages)	2009	2008
Average loans outstanding	$490,644	$449,986

Allowance for possible loan losses at beginning of period	$7,826	$6,092

Loans charged off:
Commercial	(50)	(7)
Real estate	(2,228)	—
Consumer	(4)	(5)
Total	(2,282)	(12)
Recoveries of loans previously charged off:
Commercial	—	—
Real estate	—	—
Consumer	1	—
Total	1	—
Net loan charge offs	(2,281)	(12)

Additions to allowance charged to operating expenses	3,100	225

Gross allowance for loan losses at end of period	$8,645	$6,305

Allowance for unfunded commitments	52	(280)

Net allowance for loan losses at end of period	8,697	6,025

Ratio of net charge-offs to average loans outstanding	0.46%	0.00%
Provision for possible loan losses to average loans outstanding	0.63%	0.05%
Allowance for loan losses to loans net of deferred fees at end of period	1.80%	1.32%

It is the policy of management to maintain the allowance for loan losses at a level adequate for known and inherent risks in the portfolio.  Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan losses and the allowance are adequate.  The Company generally makes monthly allocations to the allowance for loan losses.  The budgeted allocation is based on estimates of loss risk and loan growth.  Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, and general economic conditions.  However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

Deposits

At March 31, 2009, total deposits were $535,384,000 representing an increase of $8,899,000 (1.7%) over the December 31, 2008 balance of $526,485,000.  We have experienced a decrease in the level of our non-interest bearing demand deposits in the first three months of 2009 (down $8.9 million).  We have seen an increase in the interest bearing checking, money market, and savings accounts (up $3 million), and an increase in certificates of deposit (up $14.8 million). Brokered deposits totaled $39.2 million of which $25.7 million is from existing Bank customers who elected to participate in the Certificate of Deposit Account Registry Service (CDARS) reciprocal deposits program.

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

At March 31, 2009 shareholders’ equity was $40,136,000 representing a decrease of $3,000 over the December 31, 2008 balance of $40,139,000.

On June 30, 2008 the Company borrowed $4 million from one of its correspondent banks which was down-streamed to Butte Community Bank in the form of additional common stock issued to the holding company.  This note is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 3.25% adjusted quarterly, or 5.75% at March 31, 2009.

The Board of Directors of the Company authorized the payment of quarterly cash dividends of $0.08, $0.04 and $0.04 per share for the first, second, and third quarters, respectively, in 2008 and chose to suspend paying dividends in the fourth quarter of 2008 and the first quarter of 2009. The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.5% at March 31, 2009 and 10.4% at December 31, 2008.  Tier 1 risk-based capital to risk-adjusted assets was 9.2% at March 31, 2009 and 9.1% at December 31, 2008.

Table Eight below lists the Company’s and the Bank’s capital ratios at March 31, 2009 and December 31, 2008, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Capital to Risk-Adjusted Assets	At March 31, 2009	At December 31, 2008	Minimum Regulatory Requirement

Company
Leverage ratio	8.1%	8.1%	4.0%

Tier 1 Risk-Based Capital	9.0%	8.8%	4.0%

Total Risk-Based Capital	10.2%	10.0%	8.0%

Bank
Leverage ratio	8.3%	8.2%	4.0%

Tier 1 Risk-Based Capital	9.2%	9.1%	4.0%

Total Risk-Based Capital	10.5%	10.4%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios are in excess of the regulatory definition of “Minimum” at March 31, 2009 and December 31, 2008.  The Bank was considered “well-capitalized” by regulatory standards, at March 31, 2009 and December 31, 2008.

The Company and the Bank meet all of their capital requirements and the Bank is considered well capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times.

As a result of a recent regulatory examination, the Bank must obtain the prior written consent of its primary regulators before paying dividends and has agreed to increase its Leverage Ratio to 10.0% by October 31, 2009.  In addition, the Bank is to maintain other capital ratios above well capitalized thresholds. Management is currently adjusting its capital plan in order to conform to this requirement through restructuring of the balance sheet and or the addition of new capital in the form of common or preferred stock. An amendment to the Company bylaws to allow issuance of preferred stock is currently before the shareholders for vote and will be decided at the annual meeting to be held June 4, 2009.

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

Asset/Liability Management.  Activities involved in asset/liability management include, but are not limited to, lending, accepting and placing deposits, investing in securities, issuing trust preferred securities and borrowings.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contributes to earnings even in periods of volatile interest rates.  The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of March 31, 2009 and December 31, 2008

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2009	$ Change in NII from Current 12 Month Horizon December 31, 2008
Variation from a constant rate scenario
+200bp	$3,408	$3,522
- 200bp	$356	$328

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is asset sensitive over the one-year horizon as increasing rates have a greater positive impact on net interest income than declining rates.

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

In an inflationary environment, people tend to reduce overall spending and begin to save more. But as individuals and businesses curtail expenditures in an effort to trim costs; this causes the gross domestic product (GDP) to decline. Unemployment rates rise because companies lay off workers to cut costs.  It is these combined factors that cause the economy to fall into a recession.  The current economic slow down is evidenced by continued negative growth in GDP for the first quarter.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2009, consolidated liquid assets totaled $72.6 million or 12% of total assets compared to $58.3 million or 9.8% of total assets on December 31, 2008.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at March 31, 2009.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Commitments to fund loans and stand-by letters of credit at March 31, 2009 and December 31, 2008 were approximately $134,415,000 and $154,482,000 respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 28.3% and 31.7%, respectively. Of the loan commitments outstanding at March 31, 2009, $38,882,000 are real estate construction loan commitments that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2009. The Company’s Chief Executive Officer and Chief Financial

Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Subsequent Events

None.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the three months ended March 31, 2009, no shares of common stock were repurchased under the share repurchase program. There is approximately $5,671,796 remaining that may yet be purchased under the plan.

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

COMMUNITY VALLEY BANCORP

May 15, 2009	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

May 15, 2009	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO