Form 10-Q
period 2009-06-30
COMMUNITY VALLEY BANCORP
filed 2009-08-14
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12-b-2.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2. Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock — 6,699,603 shares outstanding at August 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$15,856	$21,743
Federal funds sold & other	39,600	36,605
Total cash & cash equivalents	55,456	58,348

Interest-bearing deposits in banks	3,433	2,576
Investment securities (fair value of $5,711 at June 30, 2009, and $7,100 at December 31, 2008)	5,695	7,096
Loans held for sale at lower of cost or market	1,221	320
Loans, less allowance for loan losses of $9,218 at June 30, 2009 and $7,826 at December 31, 2008	462,199	486,522
Premises and equipment, net	6,152	7,013
Other real estate	12,578	2,068
Bank owned life insurance	11,455	11,199
Accrued interest receivable and other assets	23,506	20,102
Total assets	$581,695	$595,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$72,214	$82,159
Interest bearing	442,331	444,326
Total deposits	514,545	526,485

ESOP and other notes payable	4,696	5,054
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	16,555	15,318
Total liabilities	544,044	555,105

Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock - no par value; 10,000,000 shares authorized; none outstanding
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,699,603 shares at June 30, 2009, and 6,699,553 shares at December 31, 2008	10,173	10,147

Unallocated ESOP shares - 167,894 shares at June 30, 2009 and 124,207 shares at December 31, 2008 (at cost)	(1,616)	(1,438)
Retained Earnings	29,016	31,416
Accumulated other comprehensive income, net	78	14

Total shareholders’ equity	37,651	40,139
Total liabilities and shareholders’ equity	$581,695	$595,244

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	For the periods ended June 30,
	Three Months		Six Months
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$7,363	$8,956	$14,410	$17,901
Interest on Federal funds sold	23	138	51	452
Interest on deposits in banks	19	71	43	306
Interest on investment securities:
Taxable	64	117	119	218
Exempt from Federal income tax	16	16	32	32
Total interest income	7,485	9,298	14,655	18,909

Interest expense:
Interest expense on deposits	1,653	2,424	3,523	5,208
Interest expense on junior subordinated debentures	143	143	286	280
Interest expense on notes payable	81	15	159	34
Total interest expense	1,877	2,582	3,968	5,522
Net interest income before provision for loan losses	5,608	6,716	10,687	13,387
Provision for loan losses	4,000	450	7,100	675
Net interest income after provision for loan losses	1,608	6,266	3,587	12,712

Non-interest income:
Sale of merchant processing portfolio	—	—	2,640	—
Loss on sale of investment security	—	—	(172)	—
Other income	2,670	2,210	5,029	4,170
Total non-interest income	2,670	2,210	7,497	4,170

Non-interest expenses:
Salaries and employee benefits	3,165	3,654	6,564	7,351
Occupancy	681	714	1,386	1,389
Furniture and equipment	639	651	1,288	1,292
Other real estate	733	3	1,357	8
FDIC assessments	955	79	1,048	156
Other expense	1,885	1,621	3,189	3,518
Total non-interest expense	8,058	6,722	14,832	13,714

(Loss) income before (benefit) provision for income taxes	(3,780)	1,754	(3,748)	3,168

(Benefit) provision for income taxes	(1,280)	711	(1,348)	1,300

Net (loss) income	$(2,500)	$1,043	$(2,400)	$1,868

Basic (loss) earnings per share	$(0.38)	$0.15	$(0.37)	$0.26
Diluted (loss) earnings per share	$(0.38)	$0.15	$(0.37)	$0.25

Cash dividends per share	$—	$0.04	$—	$0.12

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (In thousands except number of shares)

					Accumulated Other
					Comprehensive	Total
	Common Stock		Unallocated	Retained	Income, net of	Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	taxes	Equity	Income (Loss)
Balance, January 1, 2008	7,607,908	$10,910	$(1,407)	$41,454	$17	$50,974

Comprehensive income
Net income				2,739		2,739	$2,739
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					(3)	(3)	(3)
Total comprehensive income							$2,736

Exercise of stock options and related tax benefit	103,651	654				654
Amortization of stock compensation-ESOP shares		(8)	90			82
Shares acquired by ESOP			(121)			(121)
Cash dividends- $.16 per share				(1,148)		(1,148)
Stock based compensation expense		80				80
Retirement of common stock	(1,012,006)	(1,489)		(11,629)		(13,118)

Balance, December 31, 2008	6,699,553	10,147	(1,438)	31,416	14	40,139

Comprehensive (loss) income
Net loss				(2,400)		(2,400)	$(2,400)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					64	64	64
Total comprehensive loss							$(2,336)

Exercise of stock options and related tax benefit	50	1				1
Amortization of stock compensation-ESOP shares		(6)	39			33
Shares acquired by ESOP			(217)			(217)
Stock based compensation expense		31				31

Balance, June 30, 2009	6,699,603	$10,173	$(1,616)	$29,016	$78	$37,651

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,400)	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,100	675
Decrease in deferred loan origination fees	(255)	(138)
Depreciation and amortization, net	994	1,099
Gain on disposition of Bank premises and equipment	(14)	(4)
Loss on write-down of other real estate	1,798	—
Net increase in loans held for sale	(901)	(566)
Increase in cash surrender value of bank-owned life insurance, net	(217)	(205)
Excess tax benefit from exercise of stock options	—	(162)
Non-cash compensation expense associated with the ESOP	33	81
Stock based compensation	31	43
Loss recognized on investment security	172	—
(Increase) decrease in accrued interest receivable and other assets	(2,454)	593
Increase in accrued interest payable and other liabilities	1,322	4,305
Provision for deferred income taxes	(992)	(252)
Net cash provided by operating activities	4,217	7,337

Cash flows from investing activities:
Increase in interest-bearing deposits in banks	(857)	(594)
Proceeds from matured or called available-for-sale investment securities	3,000	1,000
Proceeds from principal payments on available-for-sale investment securities	154	107
Proceeds from matured or called held-to-maturity investment securities	88	1,000
Proceeds from principal payments of held-to-maturity investment securities	92	170
Purchase of available-for-sale investment securities	(1,000)	(3,010)
Purchase of held-to-maturity investment securities	(996)	(1,750)
Purchases of premises and equipment	(142)	(506)
Proceeds from sale of premises and equipment	20	9,700
Proceeds from sale of other real estate	1,265	—
Premiums paid for life insurance policies	(39)	—
Net decrease (increase) in loans	3,820	(49,616)
Net cash provided by (used in) investing activities	5,405	(43,499)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(7,191)	6,079
Net decrease in time deposits	(4,749)	(9,878)
(Repayment) proceeds from note payable	(500)	4,000
Repayment of ESOP note payable	(75)	(76)
Proceeds from ESOP note payable	217	—
Purchase of ESOP shares	(217)	—
Payment of cash dividends	—	(1,223)
Tax benefit from the exercise of stock options	—	162
Proceeds from exercise of stock options	1	402
Retirement of common stock	—	(13,118)
Repayment of junior subordinated debentures	—	(8,248)
Net cash used in financing activities	(12,514)	(21,900)

Decrease in cash and cash equivalents	(2,892)	(58,062)

Cash and cash equivalents at beginning of year	58,348	86,004

Cash and cash equivalents at end of period	$55,456	$27,942

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company also has a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and six month periods ended June 30, 2009 may not necessarily be indicative of the operating results for the full year 2009.

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

The Company evaluated subsequent events for potential recognition and/or disclosure through August 14, 2009, the date the condensed consolidated financial statements were issued.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (6,527,737 and 6,542,539 shares for the three and six month periods ended June 30, 2009 and 7,028,451 and 7,223,965 shares for the three and six month periods ended June 30, 2008). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (zero shares for the three and six month periods ended June 30, 2009 and 93,979 and 109,191 shares for the three and six month periods ended June 30, 2008).  As of June 30, 2009, 314,186 outstanding options were “out of the money “compared to 153,330 at June 30, 2008, that is the option price was higher than the market price so these shares were not used in the calculation of earnings per share as they are considered antidilutive.  In addition, diluted earnings per share are not presented when a loss occurs because the conversion of potential common stock is anti-dilutive.

3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is reported in addition to net (loss) income for all periods presented. Comprehensive (loss) income is made up of net income plus other comprehensive income or loss. The Company’s only source of comprehensive income or loss, is changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Comprehensive (loss) income was $(2,514,000) and $(2,336,000) for the three and six month periods ended June 30, 2009 compared to $983,000 and $1,846,000 for the same period in 2008, respectively.

4. STOCK - BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Community Valley Bancorp 1997 and 2000 Stock Option Plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years; however, nonstatutory options granted during 1997 vested immediately. Under the 1997 plan, 4,738 shares of common stock remain reserved for issuance to employees, and the related options are exercisable until their expiration. However, no new options will be granted under this plan. Under the Company’s 2000 stock option plan, 332,048 shares of common stock remain reserved for issuance to employees and directors. There are 106,795 additional shares available for future grants.

Stock option activity for the interim 2009 period is summarized below:

2009	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	350,231	$8.30	3.4 years	$0
Exercised	(50)	$4.71
Cancelled/Expired	(13,395)	$6.26
Outstanding at June 30	336,786	$8.25	2.9 years	$0
Options vested or expected to vest at June 30	330,050	$8.09	2.8 years	$0
Exercisable at June 30	314,186	$7.72	2.7 years	$0

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $115,623,000 and $148,000,000 and stand-by letters of credit of $5,319,000 and $6,482,000 at June 30, 2009 and December 31, 2008, respectively.

Of the loan commitments outstanding at June 30, 2009, $31,128,000 are real estate construction loan commitments  that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2009 and December 31, 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

6.  INCOME TAXES

The Company files its income tax returns on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the liability or balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Management has reviewed the deferred tax assets recorded at June 30, 2009 and has determined that a valuation allowance was not needed.

7.  ESOP AND OTHER NOTES PAYABLE

Other notes payable include a note payable from a correspondent bank to the holding company in an original amount of $4.0 million which was down-streamed to Butte Community Bank in the form of additional common stock issued to the holding company.  This note has a current principal balance of $3.5 million, is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 8.125% adjusted quarterly. The rate was adjusted to 8.72% on June 30, 2009.  The remaining $1,195,974 represents the balance of the ESOP note payable due April 10, 2014 with a variable interest rate based on an independent index.  At June 30, 2009 the interest rate was 5.75%. The ESOP line of credit was fully funded during the first quarter 2009 to purchase additional shares for the ESOP.

8.  FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$15,856	$15,856	$21,743	$21,743
Federal Funds sold and other	39,600	39,600	36,605	36,605
Interest-bearing deposits in banks	3,433	3,435	2,576	2,595
Loans held for sale	1,221	1,221	320	320
Investment securities	5,695	5,711	7,096	7,100
Loans	462,199	467,256	486,522	487,578
Other investments	1,055	1,055	1,096	1,096
Accrued interest receivable	3,838	3,838	3,838	3,838
Cash surrender value of Bank owned life insurance policies	11,455	11,455	11,199	11,199
Loan servicing assets	2,911	2,911	2,004	2,004

Financial liabilities:
Deposits	$514,545	$515,188	$526,485	$527,720
Notes payable	4,696	4,696	5,054	5,054
Junior subordinated debentures	8,248	9,806	8,248	9,205
Accrued interest payable	651	651	6,450	645

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2009 and December 31, 2008:

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

Notes payable: The ESOP note payable reprice is based upon an independent index. The carrying amount of the notes payable approximates its fair value. The other note payable reprice is based upon an independent index plus a stated rate.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2009.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at June 30, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	30-Jun-09	(Level 1)	(Level 2)	(Level 3)
Investment securities	$4,416	$—	$4,416	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities - Fair values for investment securities are based on quoted market prices.

Assets measured at fair value on a non recurring basis are summarized below:

	Fair Value Measurements
	at June 30, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	30-Jun-09	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$14,455	$—	$14,455	$—
Other real estate	12,578	—	12,578	—
Total assets measured at fair value on a non recurring basis	$27,033	$—	$27,033	$—

Impaired Loans —The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Other Real Estate  — The fair value of other real estate is based primarily on the values obtained through property appraisals or similar information.

9.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management adopted the provisions of FSP FAS 157-4 and did not have a material affect on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management adopted the provisions of FSP FAS 115-2 and FAS 124-2 and did not have a material affect on the Company’s condensed consolidated financial statements.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts between June 30, 2009 and December 31, 2008 and income and expense accounts for the three and six month periods ended June 30, 2009 and 2008. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amount of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at June 30, 2009.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and management has the ability and intent to hold the security to a forecasted recovery of cost, only the portion of the impairment loss representing credit exposure would be recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management, intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its forecasted cost, the entire impairment loss would be recognized as a charge to earnings.

Revenue recognition

The Company’s primary source of revenue is net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and fee income, which includes fees earned on deposit services, income from sales and servicing of SBA loans, electronic-based cash management services, and mortgage brokerage fee income.  Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which among other things requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Overview

The Company recorded a net loss of $2,500,000 for the quarter ended June 30, 2009, which was a 339.7% decrease from the net income of $1,043,000 reported for the same period of 2008. Diluted earnings per share for the second quarter of 2009 were ($0.38), compared to the $0.15 recorded in the second quarter of 2008. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the second quarter of 2009 were (24.76)% and (1.68)%, respectively, as compared to 9.42% and .74%, respectively, for the same period in 2008. The primary reasons for the loss for the second quarter ended June 30, 2009 are the increase in the level of the provision for loan losses, increase in the FDIC assessment, increase in other real estate expenses, and a decline in net interest income.  This was partially mitigated by increases in other non-interest income and the recognition of an income tax benefit in the current year.

We experienced a compression of the net interest margin of 105 basis points as yields on earning assets decreased 165 basis points while rates paid on interest bearing liabilities decreased 80 basis points. The compression is a direct result of the Federal Open market Committee of the Federal Reserve System (“FOMC”) reducing the Federal Funds rate to a range of 0% - .25% in December 2008. Additionally, for the second quarter ended June 30, 2009 we increased the provision for loan losses to $4,000,000 compared to $450,000 for the second quarter of 2008. Other factors are the increase in FDIC assessment, to include a special assessment of approximately $268,000, to $955,000 from $79,000 and other real estate expense to $733,000 from $3,000 for the second quarter ended June 30, 2009 compared to 2008, respectively. This was partially mitigated by increases in other non interest income, government loan and mortgage loan servicing fees and gains on sales of loans totaling $590,000, and the recognition of an income tax benefit.

The net loss for the six months ended June 30, 2009 was $2,400,000 which was a decrease of 228.5% from the net income of $1,868,000 reported for the same period of 2008. Diluted earnings per share for the six months ended June 30, 2009 were ($0.37), compared to the $0.25 recorded for the same period in 2008. The annualized return on average equity (ROAE) and the annualized return on average assets (ROAA) for the six months ended June 30, 2009 were  (11.94)% and (0.81)%, respectively, as compared to 7.71% and 0.66%, respectively, for the same period in 2008. The primary reasons for the decrease in net income for the six month period is generally consistent with the discussion above for the second quarter as the net interest margin decreased 121 basis points from June 30, 2008, provision for loan losses increased by $6,425,000 to $7,100,000 from $675,000 for the same period in 2008, FDIC assessment increased $892,000 to $1,048,000 from $156,000, and other real estate expenses increased by $1,349,000 to $1,357,000 from $8,000 for the six month period ended June 30, 2008.

Total assets of the Company decreased by $13,549,000 or 2.3% from $595,244,000 at December 31, 2008 to $581,695,000 at June 30, 2009. Cash and cash equivalents decreased to $55,456,000, down $2,892,000 or 5.0%.  Net loans decreased to $462,199,000, down $24,323,000 or 5.0% from December 31, 2008. Deposit balances at June 30, 2009 decreased to $514,545,000, down $11,940,000 or 2.3% from December 31, 2008.   Premises and equipment decreased to $6,152,000, down $861,000 or 12.3%.   Shareholder’s equity decreased to $37,651,000, down $2,488,000.

Table One below provides a summary of the components of net (loss) income for the periods indicated:

Table One:  Components of Net (Loss) Income

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)	2009	2008	2009	2008

Net interest income	$5,608	$6,716	$10,687	$13,387
Provision for loan losses	(4,000)	(450)	(7,100)	(675)
Non-interest income	2,670	2,210	7,497	4,170
Non-interest expense	(8,058)	(6,722)	(14,832)	(13,714)
Benefit (provision) for income taxes	1,280	(711)	1,348	(1,300)

Net (loss) income	$(2,500)	$1,043	$(2,400)	$1,868

Average total assets (in millions)	$597.2	$565.4	$595.7	$569.8
Net (loss) income (annualized) as a percentage of average total assets	(1.68)%	0.74%	(0.81)%	0.66%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 4.17% for the three month period ended June 30, 2009 and 3.98% for the six month period ending June 30, 2009 compared to 5.22% and 5.19% for the same periods in the prior year which were down 105 basis points and 121 basis points, respectively.  Net interest income decreased $1,108,000 (16.49%) for the second quarter of 2009 compared to the same period in 2008.  Net interest income decreased $2,700,000 (20.16%) for the six months ended June 30, 2009 over the same period in 2008.  The primary reason for this decrease was the compression of the net interest margin as a result of 200 basis point decreases by the Federal Reserve Board since June 2008 (ending with the current federal funds rate at a range of 0% - .25%) and because the pricing of our interest bearing liabilities are at a point where they cannot decrease much further.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and six month periods ended June 30, 2009 compared to June 30, 2008 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended June 30, 2009 decreased by $1,593,000 from $8,956,000 at June 30, 2008 to $7,363,000.  The average balance of loans increased from $477,500,000 to $480,272,000 and the interest rate earned decreased from 7.54% to 6.15%.  Table Three shows the $1,593,000 decrease in interest income from loans was actually the result of a $52,000 increase in interest income from the higher balance of loans and a $1,645,000 decrease from the decrease in yields earned in the second quarter of 2009 compared to the same period in 2008.

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

Table Two:  Analysis of Net Interest Margin

Three Months Ended June 30,	2009			2008
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$480,272	$7,363	6.15%	$477,500	$8,956	7.54%
Taxable investment securities	5,306	64	4.84%	7,494	117	6.30%
Tax-exempt investment securities (2)	1,397	16	4.59%	1,412	16	4.66%
Federal funds sold	50,069	23	0.18%	26,027	138	2.13%
Interest bearing deposits in banks	2,349	19	3.24%	5,515	71	5.18%
Total earning assets	539,393	7,485	5.57%	517,948	9,298	7.22%
Cash & due from banks	14,071			18,367
Other assets	43,693			29,087
Average total assets	$597,157			$565,402

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$151,949	$169	0.45%	$151,726	$289	0.77%
Savings	107,874	239	0.89%	118,338	522	1.77%
Time deposits	195,283	1,245	2.56%	152,529	1,613	4.25%
Other borrowings	13,380	224	6.71%	9,328	158	6.80%
Total interest bearing liabilities	468,486	1,877	1.61%	431,921	2,582	2.40%
Demand deposits	74,011			73,683
Other liabilities	14,157			15,334
Total liabilities	556,654			520,938
Shareholders’ equity	40,503			44,464
Average liabilities and equity	$597,157			$565,402

Net interest income & margin (3)		$5,608	4.17%		$6,716	5.22%

(1) Loan interest includes loan fees of $347,000 and $440,000 during the quarters ended June 30, 2009 and June 30, 2008, respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)  Average yield is calculated based on actual days in quarter (91 for June 30, 2009 and June 30, 2008) and annualized to actual days in year (365 for 2009 and 366 for 2008).

Six months ended June 30,	2009			2008
(In thousands, except percentages)	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans (1)	$484,880	$14,410	5.99%	$463,743	$17,901	7.76%
Taxable investment securities	5,417	119	4.43%	6,884	218	6.38%
Tax-exempt investment securities (2)	1,383	32	4.67%	1,397	32	4.66%
Federal funds sold & other	47,830	51	0.22%	34,519	452	2.63%
Interest bearing deposits in banks	2,369	43	3.66%	12,454	306	4.94%
Total earning assets	541,879	14,655	5.45%	518,997	18,909	7.33%
Cash & due from banks	15,294			16,311
Other assets	38,545			34,508
Average total assets	$595,718			$569,816

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$152,007	$374	0.50%	$150,861	$624	0.83%
Savings	108,019	535	1.00%	116,563	1,125	1.94%
Time deposits	195,642	2,614	2.69%	155,354	3,459	4.48%
Other borrowings	13,373	445	6.71%	9,597	314	6.58%
Total interest bearing liabilities	469,041	3,968	1.71%	432,375	5,522	2.57%
Demand deposits	73,867			74,818
Other liabilities	12,291			13,909
Total liabilities	555,199			521,102
Shareholders’ equity	40,519			48,714
Average liabilities and equity	$595,718			$569,816

Net interest income & margin (3)		$10,687	3.98%		$13,387	5.19%

(1)  Loan interest includes loan fees of $618,000 and $968,000 during the six months ended June 30, 2009 and June 30, 2008, respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)  Average yield is calculated based on actual days in period (181 for June 30, 2009 and 182 for June 30, 2008) and annualized to actual days in year (365 for 2009 and 366 for 2008).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending June 30, 2009, net interest income has decreased $1,108,000 from the same time period in 2008.  Interest income from earning assets has decreased by $1,813,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $105,000 while interest income from changes in rates has decreased by $1,918,000.  Interest expense for the second quarter of 2009 was $705,000 less than the same period in 2008.  Changes in the volume of interest bearing liabilities, primarily the change in mix with an increase in balances of NOW, MMDA, time deposits, and other borrowings and a decrease in savings deposits, has resulted in a net increase of interest expense of $476,000.  Decreases in average rates paid, on all deposit products have resulted in an interest expense decrease of $1,181,000.

On a year-to-date basis through June 30, 2009, net interest income has decreased $2,700,000 from the total at June 30, 2008.  Interest income from earning assets has decreased by $4,254,000. Changes in the volume of earning assets, primarily loans, have resulted in an increase in interest income of $694,000 while interest income from changes in rates has decreased by $4,948,000.  Interest expense for the six month period ending June 30, 2009 was $1,554,000 less than the same period in 2008.  Changes in the volume of interest bearing liabilities, primarily the change in mix with an increase in balances of NOW, MMDA, time deposits and other borrowings and a decrease in savings deposits, has resulted in a net increase of interest expense of $941,000.  Decreases in average rates paid on all deposit products except other borrowings have resulted in an interest expense decrease of $2,495,000.

The average balances of interest bearing liabilities of $468,486,000 were $36,565,000 (8.5%) higher in the second quarter of 2009 versus the same quarter in 2008.  As interest bearing liability balances increased, rates paid on these liabilities decreased by 79 basis points on a quarter over quarter basis.  As a result of both the decrease in  interest rates and the volume and mix of interest bearing liabilities, interest expense was $705,000 (38.9%) lower in the second quarter versus the same period in 2008.  The average balances of interest bearing liabilities were $36,666,000 higher in the six month period ended June 30, 2009 versus the same period in 2008. Rates paid on interest bearing liabilities decreased 86 basis points compared to the six month period ended June 30, 2008.

As a result of the above, the Company’s net interest margin declined 105 basis points to 4.17% for the three months ended June 30, 2009 from 5.22% for the same period in the prior year.  For the six months ended June 30, 2009, the net interest margin declined 121 basis points to 3.98% compared to 5.19% for the same period in the prior year.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended June 30, 2009 over 2008
(In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$52	$(1,645)	$(1,593)
Taxable investment securities	(34)	(19)	(53)
Tax exempt investment securities (1)	—	—	—
Federal funds sold	128	(243)	(115)
Interest bearing deposits in banks	(41)	(11)	(52)
Total	105	(1,918)	(1,813)

Interest-bearing liabilities:
NOW and MMDA deposits	—	(120)	(120)
Savings deposits	(46)	(237)	(283)
Time deposits	453	(821)	(368)
Other borrowings	69	(3)	66
Total	476	(1,181)	(705)
Interest differential	$(371)	$(737)	$(1,108)

Six Months Ended June 30, 2009 over 2008
(In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$813	$(4,304)	$(3,491)
Taxable investment securities	(46)	(53)	(99)
Tax exempt investment securities (1)	—	—	—
Federal funds sold	174	(575)	(401)
Interest bearing deposits in banks	(247)	(16)	(263)
Total	694	(4,948)	(4,254)

Interest-bearing liabilities:
NOW and MMDA deposits	5	(255)	(250)
Savings deposits	(82)	(508)	(590)
Time deposits	895	(1,740)	(845)
Other borrowings	123	8	131
Total	941	(2,495)	(1,554)
Interest differential	$(247)	$(2,453)	$(2,700)

(1)        Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(2)        The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

Three months ended June 30,	2009	% of Avg. Assets	2008	% of Avg. Assets
Service charges on deposit accounts	$982	0.66%	$995	0.63%
Loan servicing fees	122	0.08%	112	0.08%
Fees - alternative investment sales	145	0.10%	154	0.11%
Merchant fee income	—	0.00%	108	0.08%
Gain on the sale of loans	769	0.52%	273	0.19%
Other	652	0.80%	568	0.80%
Total non-interest income	$2,670	2.15%	$2,210	1.89%

Six months ended June 30,	2009	% of Avg. Assets	2008	% of Avg. Assets
Sale of merchant processing portfolio	$2,640	0.89%	$—	0.00%
Loss on sale of investment security	(172)	(0.06)%	—	0.00%
Service charges on deposit accounts	1,898	0.64%	1,851	0.65%
Loan servicing fees	262	0.09%	223	0.08%
Fees - alternative investment sales	254	0.09%	299	0.11%
Merchant fee income	86	0.03%	209	0.07%
Gain on the sale of loans	1,272	0.43%	501	0.18%
Other	1,257	0.43%	1,087	0.38%
Total non-interest income	$7,497	2.54%	$4,170	1.47%

Non-interest income increased by $460,000 (20.8%) to $2,670,000 for the three months ended June 30, 2009 as compared to $2,210,000 for the three months ended June 30, 2008.  Increases in non-interest income were realized primarily from gains on the sale of loans (up 181.7%), loan servicing fees (up 8.9%), and other income (up 14.8%). Decreases were realized in fees from alternative investment sales (down 5.8%), fees from services charges (down 1.3%) and merchant fee income due to the sale of the merchant processing portfolio in the first quarter. The gain on the sale of loans into the secondary market increased compared to the second quarter of 2008 as the loans sold by our government lending division and real estate division increased as homeowners took advantage of low mortgage rates and refinanced their homes. Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased due to refinancing activity. The increase in the “Other” category was the result of a one time premium received for renewal of our check printing contract. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees of $9,000 due to fewer sales of investments during the second quarter as the uncertainty in the equities market continued.

Non-interest income increased by $3,327,000 (79.8%) to $7,497,000 for the six months ended June 30, 2009 as compared to $4,170,000 for the six months ended June 30, 2008.  Increases in non-interest income were realized primarily from the gain on the sale of the merchant portfolio of $2,640,000 in addition to fees from service charges (up 2.5%), loan servicing fees (up 17.5%), gains on the sale of loans (up 153.9%), and other income (up 15.6%). Decreases were realized in fees from alternative investment sales (down 15.1%), merchant fee income (down 58.9%) due to the sale of the merchant processing portfolio and a loss of $172,000 when the Company sold a trust preferred security it held for investment. The gain on the sale of loans into the secondary market increased during the first six months of 2009 compared to 2008 as the loans sold by our government lending division and real estate division increased. Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased due to refinancing activity. The increase in the “Other” category was the result of a one time premium received for renewal of our check printing contract in addition to fees paid for payroll processing through our Business Services Division. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees of $45,000 due to fewer sales of investments during the first six months of 2009 as the uncertainty in the equities market continued.

Non-interest Expense

Non-interest expense increased $1,336,000 (19.9%) from $6,722,000 in the second quarter of 2008 to $8,058,000 in the second quarter of 2009.  Salary and employee benefits decreased by $489,000 (13.4%), largely due to lower FTE (full time equivalent) employees from reductions in staffing in the first quarter 2009. On a quarter over quarter basis, occupancy expenses were lower by $33,000 (4.6%) which is related to the efforts to reduce non-interest expense for utilities, landscape maintenance and janitorial services.  Furniture and equipment expense was $639,000 in the second quarter of 2009 compared to $651,000 in the same period of 2008, representing a 1.8% decrease.  Other real estate expenses increased $730,000 to $733,000 from $3,000 due to loan foreclosures and subsequent write downs. FDIC assessments increased $865,000 to $955,000 from $79,000. Other expenses increased $264,000 (16.3%) to $1,885,000 from $1,621,000 in the second quarter of 2009 versus the second quarter of 2008. Primarily due to loan related expenses.

Non-interest expense increased $1,118,000 (8.2%) from $13,714,000 in the first six months of 2008 to $14,832,000 in the first six months of 2009.  Salary and employee benefits decreased by $787,000 (10.7%), largely due to lower FTE (full time equivalent) employees from reductions in staffing in the first quarter 2009. On a year over year basis, full time equivalent employees decreased by 36 to 229. Occupancy expenses were lower by $3,000 (0.2%).  Furniture and equipment expense was down $4,000 (0.3%) from the first six months of 2008 to the first six months of 2009.  Other real estate expenses increased $1,349,000 due to loan foreclosures and subsequent write downs. FDIC assessments increased $892,000. Other expenses decreased $329,000 (9.4%) for the six months ended June 30, 2009 versus the same period in 2008.

Provision for Loan Losses

The Company provided $4,000,000 for loan losses in the second quarter of 2009 compared to $450,000 in the second quarter of 2008.  Net loan charge-offs for the second quarter of 2009 and 2008 were $3,511,000 and $208,000, respectively. For the first six months of 2009 the Company recorded provisions for loan losses of $7,100,000 which compared to $675,000 for the first six months of 2008. Net loan charge-offs for the six months ended June 30, 2009 and June 30, 2008 were $5,792,000 and $220,000 respectively.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Income Taxes

The benefit for income taxes for the second quarter and first six months of 2009 was $1,280,000 and $1,348,000 as compared to a provision for income taxes of $711,000 and $1,300,000 for the same periods in 2008.  The effective benefit rate for state and federal income taxes was 33.9% and 36.0% for the three and six months ended June 30, 2009 compared to an effective tax rate of 40.5% and 41.0% for the same periods in 2008.  The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated ‘Enterprise Zones’. Management has reviewed the deferred tax assets recorded at June 30, 2009 and has determined that a valuation allowance was not needed for book purposes.

Balance Sheet Analysis

The Company’s total assets were $581,695,000 at June 30, 2009, down $13,549,000 (2.3%) from $595,244,000 at December 31, 2008.  On a year over year basis, the average balance of total assets for the six months ended June 30, 2009 was $595,718,000, which represents an increase of $25,902,000 (4.5%) over the $569,816,000 during the six month period ended June 30, 2008.

Loans

The Company concentrates its lending activities in the following areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.  At June 30, 2009, these areas accounted for approximately 18%, 52%, 8%, 8% and 14%, respectively, of the Company’s loan portfolio.  The mix at December 31, 2008 was 17%, 51%, 13%, 6% and 13%.

Loan balances have declined in the current quarter mainly in the real estate construction category as these types of loans are generally not being made as a result of the economic downturn and the risk associated with these loans. Further reductions have also been the result of foreclosures and reclassification to other real estate (ORE).  Decreases in loan balances from December 31, 2008 consist of commercial loans of $337,000 or (0.4%), real estate mortgage of $6,615,000 or (2.6%), real estate construction of $27,148,000 or (41.8%), and consumer loans of $1,045,000 or (1.6%).  Agricultural loans increased $11,960,000 or (41.8%) which is normal due to the timing of loan disbursements during the growing and harvest season of the summer months. These changes to the mix and reduction of real estate construction loans are consistent with the plan to reduce our dependency on real estate related lending and further diversify the loan portfolio to mitigate risk. Table Five below summarizes the composition of the loan portfolio as of June 30, 2009 and December 31, 2008.

Table Five: Loan Portfolio Composition

(In thousands)	June 30, 2009	December 31, 2008
Commercial	$83,449	$83,786
Real estate:
Mortgage	245,403	252,018
Construction	37,856	65,004
Agriculture	40,588	28,628
Consumer	64,345	65,390
Total loans	471,640	494,826
Allowance for loan losses	(9,218)	(7,826)
Deferred loan fees, net	(223)	(478)
Total net loans	$462,199	$486,522

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

Ultimately, underlying trends in economic and business cycles influence credit quality.  The Company’s business is concentrated in the Butte, Sutter and Shasta County areas. The economy of these three counties is diversified with professional services, manufacturing, agriculture and real estate investment and construction.  The real estate element has been impacted by the current economic downturn with construction activity slowing dramatically.  Other sectors of the local economy are maintaining with agriculture being affected the least.

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

The Company has significant extensions of credit and commitments to extend credit that are secured by real estate.  The ultimate repayment of these loans is generally dependent on personal or business cash flows or the sale or refinancing of the real estate.  The Company monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans.  The more significant factors management considers involve the following:  lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.  The most significant condition management is dealing with concerning real estate loans is the declining values assigned to properties as new appraisals are completed.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 60.1% of the Company’s loan portfolio at June 30, 2009, which has decreased from the 64.1% concentration level at December 31, 2008.  Management believes the concentration may have more than the normal risk of collectability due to the substantial decline in the economy in general and the continuing decline in real estate values in the Company’s primary market areas. As the Company has been impacted by the slowdown in the economy, we have increased the provision for loan losses and may have to further increase the provision which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards follow strict regulatory guidelines; however, there is no assurance that losses will not continue to occur under such circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  The Company does not participate in any sub-prime lending activities nor is it exposed to sub-prime lending in its investment portfolio.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Six below sets forth nonaccrual loans as of June 30, 2009 and December 31, 2008.   There were no loans past due 90 days or more and still accruing interest at June 30, 2009 or December 31, 2008.

Table Six:  Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets:

(In thousands)	June 30, 2009	December 31, 2008
Nonaccrual:
Commercial	$6,930	$395
Real estate	19,730	14,490
Consumer and other	346	—
Total non-performing loans	$27,006	$14,885

Non-performing loans (defined as non-accrual loans and loans 90 days or more past due and still accruing interest) totaled $27,006,000 at June 30, 2009, an increase of $12,121,000 from $14,885,000 at December 31, 2009 primarily as a result of increasing problem loans in the Company’s real estate/development portfolio and commercial loan portfolios.  Specific reserves on the non-performing loans of $570,094 have been recorded at June 30, 2009.  Nonperforming loans as a percentage of total loans were 5.7% at June 30, 2009 compared to 3.0% at December 31, 2009.

Nonperforming assets, (nonperforming loans and ORE) totaled $39,584,000 at June 30, 2009, an increase of $22,631,000 from $16,953,000 at December 31, 2008.  Nonperforming assets as a percentage of total assets were 6.8% at June 30, 2009 compared to 2.9% at December 31, 2008.

Total non-performing assets consist of thirty nine loans for a total of $27,006,000 classified as impaired and on non-accrual and forty three properties for a total of $12,600,000 classified as other real estate (ORE).  Other than the loans included as non-performing assets at June 30, 2009, the Company has not identified any potential problem loans that would result in any loan being included as a non-performing assets at the current date.

Set forth below is a discussion of our significant non-performing assets:

A development loan for the construction of an eight unit condominium project in the Yuba City area for $1,646,000 was included in our classified loans and risk rated Substandard at December 31, 2008 based on the lack of cash flow and weakening real estate market.  Construction of the project was completed and as of December 31, 2008 five units had been leased and continue to be leased at June 30, 2009. In June of 2008, the Company received an updated appraisal on the units and found the estimated fair market value of the collateral to be below the carrying amount of the loan balance.  The Company met with the borrower and requested additional collateral which the borrower was unable to provide.  All payments were paid as agreed until October 2008.  In November of 2008, the borrower notified the Company that they would no longer be able to make the payments.  The loan was placed on non-accrual on December 30, 2008.  Due to the continued decline in the real estate market, the Company ordered another appraisal to understand the potential loss exposure and properly value the collateral.  A new appraisal was received in December 2008 with an appraised value for the 8 units of $1,050,000.   At that time, the bank was reviewing taking legal action against the borrower and established a specific reserve of $660,000 for this loan at December 31, 2008. When it became apparent that a resolution was going to be a lengthy process, a charge-off of $501,000 against the allowance for loan losses was recorded on March 18, 2009. At June 30, 2009 the loan carrying balance was $1,145,000 with a specific reserve of $186,000.

A single family residential loan for the construction of a home located at Shaver Lake, CA. for $1,260,000 was included in our classified loans and risk rated Substandard at June 30, 2009 based on the borrower’s lack of cash flow and the weakening real estate market. Construction of the home is complete and the borrower continues to try and market the home.   In February 2009, the borrower notified the Bank that he could no longer make payments.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered and received in March 2009.  This new appraisal reflected the downturn in real estate values and demonstrated the continuing decline in the value of the underlying project.  The new appraisal valued the house at $1,475,000 and put the loan to value (LTV) at 85%.  The Company had no additional write-downs as of June 30, 2009.

Another significant non-performing loan is a commercial real estate loan for the refinance of twenty-eight cottages located in Fortuna, California for $4,326,000.  This loan was included in our classified loans and risk rated substandard at June 30, 2009 due to lack of payment and pending bankruptcy of the borrower.  This loan is a government guaranteed loan under the USDA program with an 80% guarantee and maximum exposure to the Company of $743,000.  In October of 2008, the Bank received notice that our borrower had filed Bankruptcy under Chapter 11.  It was at this time that the Bank stopped receiving payments.   On the advice of our attorney, the Company placed the loan on non-accrual on January 7, 2009.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered in January 2009 and received on April 9, 2009.  The new appraisal put the value at $4,129,000 and reflects the downturn in real estate values as it was significantly lower than the original appraisal.  On April 29, 2009 a charge-off of $152,000 against the allowance for loan losses was recorded. The Company is prevented from pursuing any additional legal action due to the pending Bankruptcy. The Company has allocated a specific reserve of $5,000 for this loan at June 30, 2009.

A development property serves as collateral for two separate loans totaling $8,094,000. Both loans are to the same borrower.  The collateral for the two loans consists of 155 finished lots, a 24.95 acre parcel and a 5 acre parcel all built and located around a golf course at Lake Almanor.  This loan was included in our classified loans and risk rated Substandard at June, 30, 2009 based on the borrower’s lack of sales and cash flow due to the weakening real estate market. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was received September 26, 2008.  The appraisal demonstrated the continuing decline in the value of the underlying project. The September appraised value for the various properties was $10,980,000 compared to the combined loan balances of $8,094,000 resulting in a combined loan to value (LTV) of 77%.  Due to the lack of sales activity, the loan was placed on non-accrual in June 2009.  A new appraisal has been ordered and is still pending.  The Company had no additional write-downs as of June 30, 2009.

A commercial real estate loan was identified as non-performing and is a loan to finance the purchase of a 15,120 sq. ft. building located in Chico, California for $1,602,000. The loan was included in our classified loans and risk rated substandard at June 30, 2009 due to lack of cash flow.  This loan is a government guaranteed loan under the USDA program with an 80% guarantee and maximum exposure to the Company of $320,000.  The borrower manufactures SFR trusses and due to the slowdown in the real estate market sales have been much slower than expected. Payments on this loan have been deferred to October 31, 2009.  At that point, the borrower will start making payments over an extended period of time.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property and equipment, a new appraisal was ordered in February 2009 and received April 9, 2009. The new appraisal put the value at $1,700,000 resulting in a loan to value (LTV) of 94%.  The company has allocated a specific reserve of $13,000 for this loan at June 30, 2009.

Another significant non-performing loan is a development loan to purchase 7.5 acres of property along the Sacramento River located in Anderson, California for $1,287,000.  The original plans were to develop a fishing lodge and restaurant. The collateral for the loan consists of the 7.5 acres plus six 20 acre parcels located in Red Bluff. This loan was included in our classified loans and risk rated Substandard at June 30, 2009 due to the inability to find additional investors and the weakening real estate market. The loan was placed on non-accrual on May 22, 2009.  Due to the continued decline in the real estate market the Company ordered an updated appraisal to understand the potential loss exposure and property value the collateral.  A new appraisal was received June 2009 with a combined value of $1,430,000.  On June 29, 2009 a charge-off of $184,000 against the allowance for loan losses was recorded.  The Company had no additional write-downs on this loan.

The last large non-performing loan is for the construction of a commercial retail center in Chester, Ca. for $1,887,000 that was included in our classified loans and risk rated Substandard at June 30, 2009 based on lack of cash flow. The exterior of the 24,850 foot project is complete with the infill to be completed upon the acceptance of signed leases. To date, the borrowers have been unsuccessful in obtaining any lease agreements. Original appraisal dated November 2007 put the value at $3,250,000 for a LTV of 57%.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property a new appraisal was ordered in April 2009 and is still pending. The loan was placed on non-accrual on June 3, 2009.  The company had no additional write-downs on this loan.

The remainder of the non-performing loans consists primarily of eight impaired single family home loans that total $2,287,000 of which two homes are currently under construction, sixteen impaired lot loans that total $3,809,000, one commercial real estate loan that totals $306,000, three commercial/industrial loans that total $658,000, three single family home loans secured with 2nd deeds of trust for $292,000, and one consumer loan that totals $54,000. These loans are to borrowers who are located throughout Northern California from the Sacramento area to Redding.  The current appraised values provide the Company with an adequate margin and no specific reserves were allocated to these loans.

Other Real Estate

The largest of our ORE at June 30, 2009 consists of two development loan properties to the same borrower for a total of $2,976,478.  The properties were transferred to ORE on March 16, 2009. The project consists of 46 finished lots and 61 paper lots.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was received on October 8, 2008.  The appraisal demonstrated the continuing decline in the value of the underlying project.  A new appraisal was ordered in May 2009 and is still pending. The Company charged off an additional $56,000 against the allowance for loan losses at the date of transfer.  The October appraised value for the 61 paper lots was $945,000 compared to the ORE balance of $752,000 resulting in loan to value (LTV) of 81%.  As this provides the Company with an adequate margin, no additional funds were charged off at this time.

Another development property with a fair value of $1,476,000 at June 30, 2009 is included in our ORE assets.  This loan represents a 37% participation interest in a loan originated by another bank. The project consists of 46 lots of an original 49 lot subdivision located in Nevada County, California.  The borrower made the decision to “Deed in Lieu” the property back to the participating bank due to slow sales and the continued weak real estate market.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was ordered and received in December 2008.  This appraisal reflected the downturn in real estate values and demonstrated the continuing decline in the value of the underlying project.  The appraisal for the entire project supported a value of $4,400,000 of which our 37% interest represents approximately $1,628,000 resulting in a LTV of approximately 100%.  The Company recorded a Deed in Lieu of Foreclosure in February, 2009.  After the Deed in Lieu was completed, the Company charged-off an additional $167,000 against the allowance for loan losses upon transferring the property to ORE.

The last significant ORE asset has a fair value of $1,227,881 at June 30, 2009. The property was transferred to ORE on June 5, 2009. The project consists of a 227 unit mini-storage located in Orland, California. The asset has a government guarantee under the USDA program with an 80% guarantee and a maximum exposure to the Company of $254,000.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was received on January 9, 2009.  The appraisal demonstrated the continuing decline in the value of the underlying project.  This appraisal valued the property at $1,490,000 for a LTV of 82%.  No additional charge off was recorded when this loan was transferred to ORE.

The remainder of the non-performing assets includes twenty-three SFR lots that have a current value of $3,838,000 and are in ORE.  There are eleven single family homes that are included in ORE at a combined balance of $2,709,000.  The amounts included in ORE are supported by current appraisals received by the Company, all within the past 12 months. In addition, there are five commercial real estate properties that are included in ORE at June 30, 2009 at a combined balance of $2,162,000 supported by current appraisals.  When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised at least annually.  If values have dropped, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE.

Restructured Loans

Restructured loans totaled $16,905,000 at June 30, 2009, a decrease of $3,894,000 from the total at March 31, 2009. Restructured loans consist of eight land/development loans for a total of $10,493,330.  Five of these land/development loans are considered impaired and are carried at $2,472,000, the fair value of the underlying collateral, and are included as part of the non-performing loans. Four other restructured loans were construction loans that rolled over to long term SFR mortgage loans for a total of $3,009,000.  There are also three restructured commercial real estate loans totaling $3,703,000.  One of these real estate loans is considered impaired, carried at $1,601,788, and is included as part of the non-performing loans. All of these commercial real estate loans have guarantees under the USDA guarantee program.  Except for the loans mentioned above, the remaining restructured loans are performing as agreed and were all current at June 30, 2009.  No additional funds were lent to the borrowers of the restructured loans.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to external factors including commodity prices as well as acts of nature (freezes, earthquakes, fires, etc.) that occur in a particular period.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination process.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2009 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the loan committee and management, changes are warranted.  The allowance for loan losses totaled $9,218,000 or 1.95% of total loans at June 30, 2009 and $7,826,000 or 1.58% at December 31, 2008.  Net charge-offs for the three and six months ended June 30, 2009 were $3,511,000 and $5,792,000, respectively. The Company has a separate reserve for unfunded loan commitments of $209,000 as of June 30, 2009 and $293,000 as of December 31, 2008 that is included in other liabilities on the balance sheet.

Table Seven below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Seven: Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2009	2008	2009	2008

Average loans outstanding	$480,272	$447,500	$484,880	$463,743

Allowance for possible loan losses at beginning of period	$8,697	$6,025	$7,826	$6,092

Loans charged off:
Commercial	(317)	(36)	(402)	(43)
Real estate	(3,014)	(173)	(4,864)	(173)
Consumer	(181)	—	(528)	(5)
Total	(3,512)	(209)	(5,794)	(221)
Recoveries of loans previously charged off:
Commercial	1	—	1	—
Real estate	—	—	—	—
Consumer	—	1	1	1
Total	1	1	2	1
Net loan charge offs	(3,511)	(208)	(5,792)	(220)

Additions to allowance charged to operating expenses	4,000	450	7,100	675
Additions to allowance from reserve for unfunded commitments	32	(26)	84	(306)

Gross allowance for loan losses at end of period	$9,218	$6,241	$9,218	$6,241

Ratio of net charge-offs to average loans outstanding	0.73%	0.04%	1.19%	0.05%
Provision for possible loan losses to average loans outstanding	0.83%	0.09%	1.46%	0.15%
Allowance for loan losses to loans net of deferred fees at end of period	1.95%	1.26%	1.95%	1.26%

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

Deposits

At June 30, 2009, total deposits were $514,545,000 representing a decrease of $11,940,000 (2.26%) over the December 31, 2008 balance of $526,485,000.  Non-interest bearing demand deposits decreased in the first six months of 2009 by $9.9 million (12.1%) to $72.2 million. Interest bearing demand deposits decreased by $2 million (1.3%) to $147.3 million while savings deposits increased $3.8 million (3.5%) to $110.9 million. Certificate of deposit balances decreased by $3.7 million (2.0%) to $184.2 million. Brokered deposits totaled $35.5 million of which $22.5 million are from existing Bank customers who elected to participate in the Certificate of Deposit Account Registry Service (CDARS) reciprocal deposits program.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program. Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Participating institutions are assessed a 10 basis point surcharge on the additional insured deposits.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

At June 30, 2009 shareholders’ equity was $37,651,000 representing a decrease of $2,488,000 over the December 31, 2008 balance of $40,139,000.

On June 30, 2008 the Company borrowed $4 million from one of its correspondent banks which was down-streamed to Butte Community Bank in the form of additional common stock issued to the holding company.  This note has a current principal balance of $3.5 million, is for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 8.125% adjusted quarterly, or 8.72% at June 30, 2009.

The Board of Directors of the Company authorized the payment of quarterly cash dividends of $0.08, $0.04 and $0.04 per share for the first, second, and third quarters, respectively, in 2008 and chose to suspend paying dividends in the fourth quarter of 2008 and the first and second quarters of 2009. The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 10.0% at June 30, 2009 and 10.4% at December 31, 2008.  Tier 1 risk-based capital to risk-adjusted assets was 8.8% at June 30, 2009 and 9.1% at December 31, 2008.

Table Eight below lists the Company’s and the Bank’s capital ratios at June 30, 2009 and December 31, 2008, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Eight: Capital Ratios

Capital to Risk-Adjusted Assets	At June 30, 2009	At December 31, 2008	Minimum Regulatory Requirement

Company
Leverage ratio	7.3%	8.1%	4.0%

Tier 1 Risk-Based Capital	8.5%	8.8%	4.0%

Total Risk-Based Capital	9.8%	10.0%	8.0%

Bank
Leverage ratio	7.6%	8.2%	4.0%

Tier 1 Risk-Based Capital	8.8%	9.1%	4.0%

Total Risk-Based Capital	10.0%	10.4%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios exceeded the regulatory definition of “Minimum” at June 30, 2009 and December 31, 2008.  In addition, the Bank was considered “well-capitalized” under regulatory definitions at June 30, 2009 and December 31, 2008.

The Company and the Bank meet all of their capital requirements and the Bank is considered well capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times.

As a result of a recent regulatory examination, the Bank must obtain the prior written consent of its primary regulators before paying dividends and has agreed to increase its Leverage Ratio to 10.0% by October 31, 2009.  In addition, the Bank is to maintain other capital ratios above well capitalized thresholds.   Management is currently adjusting its capital plan in order to conform to this requirement through restructuring of the balance sheet and the addition of new capital in the form of common stock.  There is a Private Placement Offering currently underway to raise additional capital.  In addition, an amendment to the Company bylaws to allow issuance of preferred stock was approved by the shareholders at the annual meeting that was held June 4, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

Overview.  Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its loan, investment, deposit and borrowing portfolios.  The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk.

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

Table Nine:  Interest Rate Risk Simulation of Net Interest as of June 30, 2009 and December 31, 2008

(In thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2009	$ Change in NII from Current 12 Month Horizon December 31, 2008
Variation from a constant rate scenario
+200bp	$2,603	$3,522
- 200bp	$215	$328

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is asset sensitive over the one-year horizon as increasing rates have a greater positive impact on net interest income than declining rates. The model also shows that even in a declining interest rate environment, net interest income is impacted positively as a result of interest rate floors on loans.

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

In an inflationary environment, people tend to reduce overall spending and begin to save more. But as individuals and businesses curtail expenditures in an effort to trim costs; this causes the gross domestic product (GDP) to decline. Unemployment rates rise because companies lay off workers to cut costs.  It is these combined factors that cause the economy to fall into a recession.  The current economic slow down is evidenced by continued negative growth in GDP for the second quarter.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On June 30, 2009, consolidated liquid assets totaled $55.5 million or 9.5% of total assets compared to $58.3 million or 9.8% of total assets on December 31, 2008.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at June 30, 2009.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at June 30, 2009 and December 31, 2008 were approximately $120,941,000 and $154,482,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 26.2% and 31.7%, respectively. Of the loan commitments outstanding at June 30, 2009, $31,128,000 are real estate construction loan commitments  that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2009, no shares of common stock were repurchased under the share repurchase program. There is approximately $5,671,796 remaining that may yet be purchased under the plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Shareholder meeting of the Registrant was held on June 4, 2009.

5,268,497 shares or 78.64% of the outstanding voting stock was available for quorum.

Proposal #1   5,215,143 shares, or 77.84%, voted for the election of twelve directors named in the proxy statement for terms expiring on the date of the annual meeting in 2010.

Proposal #2   3,617,715 shares, or 54.0%, voted in favor of a bylaw amendment to add preferred stock as an additional class of authorized capital shares.

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

COMMUNITY VALLEY BANCORP

August 14, 2009	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

August 14, 2009	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO