Form 10-Q
period 2009-09-30
COMMUNITY VALLEY BANCORP
filed 2009-11-16
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

No par value Common Stock — 6,699,603 shares outstanding at November 16, 2009.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$12,703	$21,743
Federal funds sold	23,220	36,605
Total cash & cash equivalents	35,923	58,348

Interest-bearing deposits in banks	2,740	2,576
Investment securities (fair value of $5,716 at September 30, 2009, and $7,100 at December 31, 2008)	5,697	7,096
Loans held for sale at lower of cost or market	409	320
Loans, less allowance for loan losses of $12,771 at September 30, 2009 and $7,826 at December 31, 2008	451,256	486,522
Premises and equipment, net	5,701	7,013
Other real estate	13,484	2,068
Bank owned life insurance	11,572	11,199
Accrued interest receivable and other assets	26,910	20,102
Total assets	$553,692	$595,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$73,443	$82,159
Interest bearing	416,873	444,326
Total deposits	490,316	526,485

ESOP and other notes payable	4,659	5,054
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	16,302	15,318
Total liabilities	519,525	555,105

Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock - no par value; 10,000,000 shares authorized; none outstanding
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,699,603 shares at September 30, 2009, and 6,699,553 shares at December 31, 2008	10,182	10,147
Unallocated ESOP shares - 164,341 shares at September 30, 2009 and 124,207 shares at December 31, 2008 (at cost)	(1,599)	(1,438)
Retained earnings	25,453	31,416
Accumulated other comprehensive income, net	131	14
Total shareholders’ equity	34,167	40,139
Total liabilities and shareholders’ equity	$553,692	$595,244

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	For the periods ended September 30,
	Three Months		Nine Months
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$6,978	$9,225	$21,388	$27,126
Interest on Federal funds sold	21	83	72	534
Interest on deposits in banks	18	49	61	355
Interest on investment securities:
Taxable	45	97	164	315
Exempt from Federal income tax	17	17	49	49
Total interest income	7,079	9,471	21,734	28,379

Interest expense:
Interest expense on deposits	1,280	2,216	4,803	7,424
Interest expense on junior subordinated debentures	44	143	330	423
Interest expense on notes payable	105	80	264	113
Total interest expense	1,429	2,439	5,397	7,960
Net interest income before provision for loan losses	5,650	7,032	16,337	20,419
Provision for loan losses	5,900	750	13,000	1,425
Net interest income after provision for loan losses	(250)	6,282	3,337	18,994

Non-interest income:
Sale of merchant processing portfolio	—	—	2,640	—
Loss on sale of investment security	—	—	(172)	—
Other income	2,149	2,539	7,178	6,708
Total non-interest income	2,149	2,539	9,646	6,708

Non-interest expenses:
Salaries and employee benefits	3,112	3,729	9,676	11,080
Occupancy	737	727	2,123	2,116
Furniture and equipment	599	668	1,887	1,960
Other real estate	2,265	31	3,622	39
FDIC assessments	267	78	1,315	234
Other expense	1,714	1,723	4,903	5,240
Total non-interest expense	8,694	6,956	23,526	20,669

(Loss) income before (benefit) provision for income taxes	(6,795)	1,865	(10,543)	5,033

(Benefit) provision for income taxes	(3,232)	564	(4,580)	1,864

Net (loss) income	$(3,563)	$1,301	$(5,963)	$3,169

Basic (loss) earnings per share	$(0.55)	$0.20	$(0.91)	$0.45
Diluted (loss) earnings per share	$(0.55)	$0.20	$(0.91)	$0.44

Cash dividends per share	$—	$0.04	$—	$0.16

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (In thousands except number of shares)

					Accumulated Other
					Comprehensive	Total
	Common Stock		Unallocated	Retained	Income, net of	Shareholders’	Comprehensive
	Shares	Amount	ESOP shares	Earnings	taxes	Equity	Income (Loss)
Balance, January 1, 2008	7,607,908	$10,910	$(1,407)	$41,454	$17	$50,974

Comprehensive income
Net income				2,739		2,739	$2,739
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					(3)	(3)	(3)
Total comprehensive income							$2,736

Exercise of stock options and related tax benefit	103,651	654				654
Amortization of stock compensation-ESOP shares		(8)	90			82
Shares acquired by ESOP			(121)			(121)
Cash dividends- $.12 per share				(1,148)		(1,148)
Stock-based compensation expense		80				80
Retirement of common stock	(1,012,006)	(1,489)		(11,629)		(13,118)

Balance, December 31, 2008	6,699,553	10,147	(1,438)	31,416	14	40,139

Comprehensive loss
Net loss				(5,963)		(5,963)	$(5,963)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities					117	117	117
Total comprehensive loss							$(5,846)

Exercise of stock options and related tax benefit	50	1				1
Amortization of stock compensation-ESOP shares		(10)	56			46
Shares acquired by ESOP			(217)			(217)
Stock-based compensation expense		44				44

Balance, September 30, 2009	6,699,603	$10,182	$(1,599)	$25,453	$131	$34,167

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,963)	$3,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,000	1,425
Decrease in deferred loan origination fees	(260)	(149)
Depreciation and amortization, net	1,476	1,596
Gain on disposition of Bank premises and equipment	(22)	(4)
Loss on write-down of other real estate	3,763	—
Net increase in loans held for sale	(88)	(478)
Increase in cash surrender value of bank-owned life insurance, net	(313)	(325)
Excess tax benefit from exercise of stock options	—	(163)
Non-cash compensation expense associated with the ESOP	46	124
Stock based compensation	44	63
Loss recognized on investment security	172	—
(Increase) decrease in accrued interest receivable and other assets	(3,886)	357
Increase in accrued interest payable and other liabilities	1,069	2,844
Provision for deferred income taxes	(3,000)	(242)
Net cash provided by operating activities	6,038	8,217

Cash flows from investing activities:
Increase in interest-bearing deposits in banks	(164)	1,080
Proceeds from matured or called available-for-sale investment securities	3,000	2,000
Proceeds from principal payments on available-for-sale investment securities	217	163
Proceeds from matured or called held-to-maturity investment securities	88	1,000
Proceeds from principal payments of held-to-maturity investment securities	118	185
Purchase of available-for-sale investment securities	(1,000)	(4,009)
Purchase of held-to-maturity investment securities	(996)	(1,750)
Purchases of premises and equipment	(172)	(678)
Proceeds from sale of premises and equipment	24	9,712
Acquisition of other real estate	(319)	—
Proceeds from sale of other real estate	1,661	—
Premiums paid for life insurance policies	(60)	—
Net decrease (increase) in loans	5,920	(59,273)
Net cash provided by (used in) investing activities	8,317	(51,570)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(3,441)	4,935
Net decrease in time deposits	(32,728)	27,443
Proceeds from note payable	—	4,000
Repayment of note payable	(500)	—
Repayment of ESOP note payable	(112)	(117)
Proceeds from ESOP note payable	217	—
Purchase of ESOP shares	(217)	—
Payment of cash dividends	—	(1,490)
Tax benefit from the exercise of stock options	—	163
Proceeds from exercise of stock options	1	467
Retirement of common stock	—	(13,118)
Repayment of junior subordinated debentures	—	(8,248)
Net cash (used in) provided by financing activities	(36,780)	14,035

Decrease in cash and cash equivalents	(22,425)	(29,318)

Cash and cash equivalents at beginning of year	58,348	86,004

Cash and cash equivalents at end of period	$35,923	$56,686

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company also has a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month and nine month periods ended September 30, 2009 may not necessarily be indicative of the operating results for the full year 2009.

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

The Company evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the condensed consolidated financial statements were issued.

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

2. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period (6,531,724 and 6,538,895 shares for the three and nine month periods ended September 30, 2009 and 6,605,621 and 7,100,673 shares for the three and nine month periods ended September 30, 2008). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (zero shares for the three and nine month periods ended September 30, 2009 and 41,305 and 86,562 shares for the three and nine month periods ended September 30, 2008).  As of September 30, 2009, 314,186 outstanding options were “out of the money “compared to 152,293 at September 30, 2008, that is the option price was higher than the market price so these shares were not used in the calculation of earnings per share as they are considered antidilutive.  In addition, diluted earnings per share are not presented when a loss occurs because the conversion of potential common stock is anti-dilutive.

3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is reported in addition to net (loss) income for all periods presented. Comprehensive (loss) income is made up of net (loss) income plus other comprehensive income or loss. The Company’s only source of comprehensive income or loss is changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Comprehensive (loss) income was $(3,510,000) and $(5,846,000) for the three and nine month periods ended September 30, 2009 compared to $1,301,000 and $3,147,000 for the same periods in 2008, respectively.

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

Stock option activity for the interim 2009 period is summarized below:

2009	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	350,231	$4.93	3.4 years	$0
Exercised	(50)	$4.70
Cancelled/Expired	(18,133)	$8.19
Outstanding at September 30	332,048	$4.93	2.6 years	$0
Options vested or expected to vest at September 30	327,448	$4.93	2.8 years	$0
Exercisable at September 30	312,446	$4.93	2.7 years	$0

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $100,993,000 and $148,000,000 and stand-by letters of credit of $5,149,000 and $6,482,000 at September 30, 2009 and December 31, 2008, respectively.

Of the loan commitments outstanding at September 30, 2009, $26,820,000 are real estate construction loan commitments  that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2009 and December 31, 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

6.  INCOME TAXES

The Company files its income tax returns on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the liability or balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets. Management has reviewed the deferred tax assets recorded at September 30, 2009 and has determined that a valuation allowance was not needed.

7.  ESOP AND OTHER NOTES PAYABLE

Other notes payable include a note payable from a correspondent bank to the holding company in an original amount of $4.0 million, the proceeds of which were down-streamed to Butte Community Bank in the form of additional common stock issued to the holding company.  This note has a current principal balance of $3.5 million, had an initial two year term with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 8.125% adjusted quarterly. The rate was adjusted to 8.41% on September 30, 2009.  The remaining $1,159,230 represents the balance of the ESOP note payable due April 10, 2014 with a variable interest rate based on an independent index.  At September 30, 2009 the interest rate was 5.75%. The ESOP line of credit was fully funded during the first quarter 2009 to purchase additional shares for the ESOP.

8.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2009 and December 31, 2008 consisted of the following:

Available for Sale

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$2,865,000	$120,000	$—	$2,985,000
Obligations of states and political subdivisions	1,358,000	100,000	—	1,458,000
	$4,223,000	$220,000	$—	$4,443,000

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$5,080,000	$24,000	$(10,000)	$5,094,000
Obligations of states and political subdivisions	1,358,000	16,000	(6,000)	1,368,000
	$6,438,000	$40,000	$(16,000)	$6,462,000

Net unrealized gains on available-for-sale investment securities totaling $220,000 and $24,000 were recorded, net of $89,000 and 10,000 in tax expenses for 2009 and 2008, respectively. There were no sales or transfers of available-for-sale investment securities for the periods ended September 30, 2009 and December 31, 2008.

The amortized cost and estimated fair value of held-to-maturity investment securities at September 30, 2009 and December 31, 2008 consisted of the following:

Held to Maturity

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$1,254,000	$18,000	$—	$1,273,000
	$1,254,000	$18,000	$—	$1,273,000

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$373,000	$4,000	$—	$377,000
Other Securities	261,000	—	—	261,000
	$634,000	$4,000	$—	$638,000

Net unrealized gains on held-to-maturity investment securities totaling $18,000 and $4,000 were recorded for 2009 and 2008, respectively. The Company charged off $1,489,000 in December 2008 when an investment was determined to be other than temporarily impaired. The investment continued to be a credit risk and was therefore sold in the first quarter of 2009. There were no transfers of held-to-maturity investment securities for the period ended September 30, 2009. There were no sales or transfers of held to maturity investment securities for the period ended December 31, 2008.

There were no investment securities with unrealized losses at September 30, 2009. Investment securities with unrealized losses at December 31, 2008 are summarized and classified according to the duration of the loss period as follows:

Available-for-sale

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government agencies	$—	$—	$686,000	$(10,000)	$686,000	$(10,000)
Obligations of states and political subdivisions	657,000	(6,000)	—	—	657,000	(6,000)
	$657,000	$(6,000)	$686,000	$(10,000)	$1,343,000	$(16,000)

At September 30, 2009, the Company held ten U.S. Government agency securities, none of which was in a loss position and held three obligations of state and political subdivision securities none of which was in a loss position.

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	1,000,000	1,008,000	999,000	1,005,000
After five years through ten years	495,000	542,000	—	—
After ten years	863,000	921,000	—	—
	2,358,000	2,471,000	999,000	1,005,000
Investment securities not due at a single maturity date:
SBA pools	1,865,000	1,972,000	255,000	268,000
	$4,223,000	$4,443,000	$1,254,000	$1,273,000

Investment securities with amortized costs totaling $3,357,000 and $4,356,000 and fair values totaling $3,471,000 and $4,382,000 were pledged to secure public deposits and treasury, tax and loan accounts at September 30, 2009 and December 31, 2008, respectively.

9.              FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$12,703	$12,703	$21,743	$21,743
Federal Funds sold	23,220	23,220	36,605	36,605
Interest-bearing deposits in banks	2,740	2,743	2,576	2,595
Loans held for sale	409	409	320	320
Investment securities	5,697	5,716	7,096	7,100
Loans	451,256	459,960	486,522	487,578
Other investments	1,029	1,029	1,096	1,096
Accrued interest receivable	3,331	3,331	3,838	3,838
Cash surrender value of Bank owned life insurance policies	11,572	11,572	11,199	11,199
Loan servicing assets	2,925	2,925	2,004	2,004

Financial liabilities:
Deposits	$490,316	$492,739	$526,485	$527,720
Notes payable	4,659	4,659	5,054	5,054
Junior subordinated debentures	8,248	9,586	8,248	9,205
Accrued interest payable	429	429	6,450	6,450

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2009 and December 31, 2008:

Cash and cash equivalents: Cash and cash equivalents include cash and due from banks, and Federal funds sold where the carrying amount is estimated to be fair value.

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

Deposits: The fair values of time deposits are based on the discounted value of contractual cash flows using discount rates equal to the interest rates offered at each reporting date by the Bank for time deposits with similar maturities. The fair values of deposits that have no stated maturities are based on the carrying amounts reported in the balance sheet.

Notes payable: The ESOP note payable reprice is based upon an independent index. The other note payable reprice is based upon an independent index plus a stated rate. The carrying amount of the notes payable approximates their fair value.

Junior subordinated debentures: The fair value of the junior subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.

Commitments to extend credit and standby letters of credit: Commitments to extend credit are primarily for variable rate loans and standby letters of credit. The fair value of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2009.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at September 30, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	30-Sep-09	(Level 1)	(Level 2)	(Level 3)
Available-for-sale investment securities	$4,443	$—	$4,443	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities- Fair values for available-for-sale investment securities are based on quoted market prices.

Assets measured at fair value on a non recurring basis are summarized below:

	Fair Value Measurements
	at September 30, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	30-Sep-09	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$29,786	$—	$27,492	$2,294
Other real estate	13,484	—	13,484	—
Total assets measured at fair value on a non recurring basis	$43,270	$—	$40,976	$2,294

Impaired Loans —The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model. When the fair value of the collateral is based on a current appraisal value which uses observable data, the Company records the impaired loan as Level 2. Otherwise, the Company records the impaired loans as Level 3.

Other Real Estate — The fair value of other real estate is based primarily on the values obtained through current property appraisals which use observable data.

10.  NEW ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification™ (ASC or Codification):  In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  We have made the appropriate changes to GAAP references in our financial statements.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Amendments to FASB Interpretation No. 46(R):  In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R) (Topic 820)” (SFAS 167).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are assessing the impact of SFAS 167 on our financial condition, results of operations, and disclosures.

Accounting for Transfers of Financial Assets:  In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets (Topic 860), an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial

Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  We adopted the provisions of ASC 825 on April 1, 2009 and the impact on our disclosures are presented in Note 9 — Fair Value.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 320 on April 1, 2009. The provisions of ASC 320 did not have an impact on our financial condition and results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on our financial condition and results of operations.

Noncontrolling Interests in Consolidated Financial Statements:  In December 2007, the FASB issued ASC 810 (formerly Statement No. 160), “Noncontrolling Interests in Consolidated Financial Statements.  ASC 810 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted the provisions of ASC 810 on January 1, 2009.  The provisions of ASC 810 did not have an impact on our financial condition and results of operations.

Business Combinations:  In December 2007, the FASB issued ASC 805 (formerly Statement  No. 141R), “Business Combinations”.  ASC 805 broadens the guidance and , extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008.  In April 2009, the FASB amended the guidance in ASC 805 and is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of ASC 805 will only impact us if we are party to a business combination closing on or after January 1, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts between September 30, 2009 and December 31, 2008 and income and expense accounts for the three and nine month periods ended September 30, 2009 and 2008. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank (the “Bank”). The Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. The Bank operates fifteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. The Bank also maintains a Loan Production Office (LPO) in Citrus Heights, in Sacramento County. In March 2009, the Gridley LPO was consolidated with the full service Yuba City Office. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

Allowance for Loan Losses (ALL)

The allowance for loan losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting:  (1) ASC 450 which requires that losses be accrued when they are probable of occurring and estimable and (2) ASC 310 which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and non-accrual, criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the ASC 450 portion of the ALL based on the segmentation of its portfolio. For those segments that require an ALL, the Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

For individually impaired loans, ASC 310 provides guidance on the acceptable methods to measure impairment. Specifically, ASC 310 states that when a loan is impaired, the Company should measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, the Company considers all available information reflecting past events and current conditions, including the effect of existing environmental factors.

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amount of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial fair value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at September 30, 2009.  These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

The Company accounts for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) ASC 740, Accounting for Uncertainty in Income Taxes.  Under the provisions of ASC 740, only tax positions that met the more likely than not recognition threshold that the tax position would be sustained in a tax examination were recognized or continue to be recognized.

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

Fair Value

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements, which among other things requires enhanced disclosures about financial instruments carried at fair value. ASC 820 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Overview

The Company recorded a net loss of $(3,563,000) for the quarter ended September 30, 2009, compared to the net income of $1,301,000 reported for the same period of 2008. Diluted (loss) earnings per share for the third quarter of 2009 were ($0.55), compared to the $0.20 recorded in the third quarter of 2008. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the third quarter of 2009 were (38.17)% and (2.53)%, respectively, as compared to 12.73% and .89%, respectively, for the same period in 2008. The primary reasons for the loss for the third quarter ended September 30, 2009 are the increase in the level of the provision for loan losses, increase in the FDIC assessment, increase in other real estate expenses, and a decline in net interest income and non interest income.  This was partially mitigated by the decrease in non interest expense and the recognition of an income tax benefit.

We experienced a compression of the net interest margin of 86 basis points as yields on earning assets decreased 156 basis points while rates paid on interest bearing liabilities decreased 88 basis points. The compression is a direct result of the Federal Open market Committee of the Federal Reserve System (“FOMC”) reducing the Federal Funds rate to a range of 0% - .25% in December 2008. Additionally, for the third quarter ended September 30, 2009 we increased the provision for loan losses to $5,900,000 compared to $750,000 for the third quarter of 2008. Other factors are the increase in FDIC assessment to $267,000 from $78,000 and other real estate expense to $2,265,000 from $31,000 for the third quarter ended September 30, 2009 compared to 2008, respectively. This was partially mitigated by decreases in non interest expenses and the recognition of an income tax benefit in the current quarter.

The net loss for the nine months ended September 30, 2009 was $(5,963,000), compared to the net income of $3,169,000 reported for the same period of 2008. Diluted (loss) earnings per share for the nine months ended September 30, 2009 were ($0.91), compared to the $0.44 recorded for the same period in 2008. The annualized return on average equity (ROAE) and the annualized return on average assets (ROAA) for the nine months ended September 30, 2009 were  (20.08)% and (1.37.)%, respectively, as compared to 9.21% and 0.74%, respectively, for the same period in 2008. The primary reasons for the decrease in net income for the nine month period is generally consistent with the discussion above for the third quarter as the net interest margin decreased 110 basis points from September 30, 2008, provision for loan losses increased by $11,575,000 to $13,000,000 from $1,425,000 for the same period in 2008, FDIC assessments, including a special assessment of $268,000, increased $1,081,000 to $1,315,000 from $234,000, and other real estate expenses increased by $3,583,000 to $3,622,000 from $39,000 for the nine month period ended September 30, 2008.

Total assets of the Company decreased by $41,552,000 or 7.0% from $595,244,000 at December 31, 2008 to $553,692,000 at September 30, 2009. Cash and cash equivalents decreased to $35,923,000, down $22,425,000 or 38.4%.  Net loans decreased to 451,256,000, down $35,266,000 or 7.2% from December 31, 2008. Deposit balances at September 30, 2009 decreased to $490,316,000, down $36,169,000 or 6.9% from December 31, 2008.   Premises and equipment decreased to $5,701,000, down $1,312,000 or 18.7%.   Shareholder’s equity decreased to $34,167,000, down $5,972,000.

Table One below provides a summary of the components of net (loss) income for the periods indicated:

Table One:  Components of Net (Loss) Income

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except percentages)	2009	2008	2009	2008

Net interest income	$5,650	$7,032	$16,337	$20,419
Provision for loan losses	(5,900)	(750)	(13,000)	(1,425)
Non-interest income	2,149	2,539	9,646	6,708
Non-interest expense	(8,694)	(6,956)	(23,526)	(20,669)
Benefit (provision) for income taxes	3,232	(564)	4,580	(1,864)

Net (loss) income	$(3,563)	$1,301	$(5,963)	$3,169

Average total assets (in millions)	$558.2	$577.0	$583.9	$572.2
Net (loss) income (annualized) as a percentage of average total assets	(2.53)%	0.89%	(1.37)%	0.74%

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 4.40% for the three month period ended September 30, 2009 and 4.11% for the nine month period ending September 30, 2009 compared to 5.26% and 5.21% for the same periods in the prior year and were down 86 basis points and 110 basis points, respectively.  Net interest income decreased $1,382,000 (19.65%) for the third quarter of 2009 compared to the same period in 2008.  Net interest income decreased $4,082,000 (19.99%) for the nine months ended September 30, 2009 over the same period in 2008.  The primary reason for this decrease was the compression of the net interest margin due to the sharp decrease in interest rates by the Federal Reserve Board during 2008, which ended with the current interest rate of 0.00% - 0.25% since December 18, 2008, and because the pricing of our interest bearing liabilities is at a point where it cannot decrease much further.

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

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and nine month periods ended September 30, 2009 compared to September 30, 2008 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended September 30, 2009 decreased by $2,247,000 from $9,225,000 at September 30, 2008 to $6,978,000.  The average balance of loans decreased from $502,417,000 to $467,975,000 and the interest rate earned decreased from 7.30% to 5.92%.  Table Three shows the $2,247,000 decrease in interest income from loans was actually the result of a $634,000 decrease in interest income from the lower balance of loans and a $1,613,000 decrease from the decrease in yields earned in the third quarter of 2009 compared to the same period in 2008.

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

Table Two:  Analysis of Net Interest Margin

Three Months Ended September 30, (In thousands, except percentages)	2009			2008
	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets:
Earning assets
Loans (1)	$467,975	$6,978	5.92%	$502,417	$9,225	7.30%
Taxable investment securities	4,271	45	4.18%	7,297	97	5.29%
Tax-exempt investment securities (2)	1,394	17	4.84%	1,379	17	4.90%
Federal funds sold	32,433	21	0.26%	17,213	83	1.92%
Interest bearing deposits in banks	3,177	18	2.25%	3,926	49	4.97%
Total earning assets	509,250	7,079	5.52%	532,232	9,471	7.08%
Cash & due from banks	15,074			15,480
Other assets	33,885			29,314
Average total assets	$558,209			$577,026

Liabilities & Shareholders’ Equity Interest bearing liabilities:
NOW & MMDA	$149,301	$159	0.42%	$151,754	$295	0.77%
Savings	113,603	252	0.88%	115,397	504	1.74%
Time deposits	165,718	869	2.08%	169,692	1,417	3.32%
Other borrowings	12,919	149	4.58%	13,237	223	6.70%
Total interest bearing liabilities	441,541	1,429	1.28%	450,080	2,439	2.16%
Demand deposits	75,148			72,224
Other liabilities	4,486			14,165
Total liabilities	521,175			536,469
Shareholders’ equity	37,034			40,557
Average liabilities and equity	$558,209			$577,026

Net interest income & margin (3)		$5,650	4.40%		$7,032	5.26%

(1) Loan interest includes loan fees of $304,000 and $401,000 during the quarters ended September 30, 2009 and September 30, 2008, respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)  Average yield is calculated based on actual days in quarter (92 for September 30, 2009 and September 30, 2008) and annualized to actual days in year (365 for 2009 and 366 for 2008).

Nine months ended September 30, (In thousands, except percentages)	2009			2008
	Avg Balance	Interest	Avg Yield (4)	Avg Balance	Interest	Avg Yield (4)
Assets
Earning assets:
Loans (1)	$479,885	$21,388	5.96%	$476,660	$27,126	7.60%
Taxable investment securities	5,031	164	4.36%	7,022	315	5.99%
Tax-exempt investment securities (2)	1,387	49	4.72%	1,391	49	4.71%
Federal funds sold & other	42,641	72	0.23%	28,708	534	2.48%
Interest bearing deposits in banks	2,641	61	3.09%	9,591	355	4.94%
Total earning assets	531,585	21,734	5.47%	523,372	28,379	7.24%
Cash & due from banks	14,789			16,440
Other assets	37,477			32,394
Average total assets	$583,851			$572,206

Liabilities & Shareholders’ Equity Interest bearing liabilities:
NOW & MMDA	$151,001	$530	0.47%	$151,031	$919	0.81%
Savings	109,901	787	0.96%	116,171	1,628	1.87%
Time deposits	185,558	3,485	2.51%	160,168	4,877	4.07%
Other borrowings	13,221	595	6.02%	10,845	536	6.60%
Total interest bearing liabilities	459,681	5,397	1.57%	438,215	7,960	2.43%
Demand deposits	74,393			74,077
Other liabilities	10,077			13,940
Total liabilities	544,151			526,232
Shareholders’ equity	39,700			45,974
Average liabilities and equity	$583,851			$572,206

Net interest income & margin (3)		$16,337	4.11%		$20,419	5.21%

(1)  Loan interest includes loan fees of $922,000 and $1,113,000 during the nine months ended September 30, 2009 and September 30, 2008, respectively.

(2)  Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(3)  Net interest margin is computed by dividing net interest income by total average earning assets.

(4)  Average yield is calculated based on actual days in period (273 for September 30, 2009 and 274 for September 30, 2008) and annualized to actual days in year (365 for 2009 and 366 for 2008).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending September 30, 2009, net interest income has decreased $1,382,000 from the same time period in 2008.  Interest income from earning assets has decreased by $2,392,000. Changes in the volume of earning assets, primarily loans, have resulted in a decrease in interest income of $609,000 while interest income from changes in rates has decreased by $1,783,000.  Interest expense for the third quarter of 2009 was $1,010,000 less than the same period in 2008.  Decreases in the volume of interest bearing liabilities have resulted in a decrease of interest expense of $51,000.  Decreases in average rates paid on all deposit products have resulted in an interest expense decrease of $959,000.

On a year-to-date basis through September 30, 2009, net interest income has decreased $4,082,000 from the total at September 30, 2008.  Interest income from earning assets has decreased by $6,645,000. Changes in the volume of earning assets, primarily from increases in loans and federal funds sold and decreases in taxable investment securities and interest bearing deposits in banks, have resulted in an increase in interest income of $95,000 while interest income from changes in rates has decreased by $6,740,000.  Interest expense for the nine month period ending September 30, 2009 was $2,563,000 less than the same period in 2008.  Changes in the volume of interest bearing liabilities, primarily the change in mix with an increase in balances of time deposits and other borrowings and decreases in NOW, MMDA, and savings deposits, has resulted in a net increase of interest expense of $802,000.  Decreases in average rates paid on all interest bearing liabilities have resulted in an interest expense decrease of $3,365,000.

The average balances of interest bearing liabilities of $441,541,000 were $8,539,000 (1.9%) less in the third quarter of 2009 versus the same quarter in 2008.  As interest bearing liability balances decreased, rates paid on these liabilities decreased by 88 basis points on a quarter over quarter basis.  As a result of both the decrease in  interest rates and the volume and mix of interest bearing liabilities, interest expense was $1,010,000 (41.4%) lower in the third quarter versus the same period in 2008.  The average balances of interest bearing liabilities were $21,466,000 higher in the nine month period ended September 30, 2009 versus the same period in 2008. Rates paid on interest bearing liabilities decreased 86 basis points compared to the nine month period ended September 30, 2008.

As a result of the above, the Company’s net interest margin declined 86 basis points to 4.40% for the three months ended September 30, 2009 from 5.26% for the same period in the prior year.  For the nine months ended September 30, 2009, the net interest margin declined 110 basis points to 4.11% compared to 5.21% for the same period in the prior year.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended September 30, 2009 over 2008
(In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$(634)	$(1,613)	$(2,247)
Taxable investment securities	(40)	(12)	(52)
Tax exempt investment securities (1)	—	—	—
Federal funds sold	74	(136)	(62)
Interest bearing deposits in banks	(9)	(22)	(31)
Total	(609)	(1,783)	(2,392)

Interest-bearing liabilities:
NOW and MMDA deposits	(5)	(131)	(136)
Savings deposits	(8)	(244)	(252)
Time deposits	(33)	(515)	(548)
Other borrowings	(5)	(69)	(74)
Total	(51)	(959)	(1,010)
Interest differential	$(558)	$(824)	$(1,382)

Nine Months Ended September 30, 2009 over 2008
(In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$183	$(5,921)	$(5,738)
Taxable investment securities	(89)	(62)	(151)
Tax exempt investment securities (1)	—	—	—
Federal funds sold	258	(720)	(462)
Interest bearing deposits in banks	(257)	(37)	(294)
Total	95	(6,740)	(6,645)

Interest-bearing liabilities:
NOW and MMDA deposits	—	(389)	(389)
Savings deposits	(88)	(753)	(841)
Time deposits	773	(2,165)	(1,392)
Other borrowings	117	(58)	59
Total	802	(3,365)	(2,563)
Interest differential	$(707)	$(3,375)	$(4,082)

(1)             Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(2)             The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated (dollars in thousands):

Table Four:  Components of Non-interest Income

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)
	2009	2008	2009	2008
Sale of merchant processing portfolio	$—	$—	$2,640	$—
Loss on sale of investment security	—	—	(172)	—
Service charges on deposit accounts	1,056	1,033	2,954	2,883
Loan servicing fees	134	124	396	385
Fees - alternative investment sales	106	96	360	395
Merchant fee income	—	105	86	314
Gain on the sale of loans	256	546	1,528	1,009
Other	597	635	1,854	1,722
Total non-interest income	$2,149	$2,539	$9,646	$6,708

Non-interest income decreased by $390,000 (15.4%) to $2,149,000 for the three months ended September 30, 2009 as compared to $2,539,000 for the three months ended September 30, 2008.  Increases in non-interest income were realized primarily from services charges (up 2.2%), loan servicing fees (up 8.1%), and fees from alternative investment sales (up 10.4%). Decreases were realized in gain on the sale of loans (down 53.1%), other income (down 6.0%), and merchant fee income due to the sale of the merchant processing portfolio in the first quarter. The gain on the sale of loans into the secondary market decreased compared to the third quarter of 2008 as there were fewer loans available to sell during this period by our government lending division. Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased due to refinancing activity. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced an increase in fees of $10,000 due to additional sales of investments during the third quarter as there was a slight renewed interest in the equities market.

Non-interest income increased by $2,938,000 (43.8%) to $9,646,000 for the nine months ended September 30, 2009 as compared to $6,708,000 for the nine months ended September 30, 2008.  Increases in non-interest income were realized primarily from the gain on the sale of the merchant portfolio of $2,640,000 in addition to fees from service charges (up 2.5%), loan servicing fees (up 2.9%), gains on the sale of loans (up 51.4%), and other income (up 7.7%). Decreases were realized in fees from alternative investment sales (down 8.9%), merchant fee income (down 72.6%) due to the sale of the merchant processing portfolio, and a loss of $172,000 when the Company sold a trust preferred security it held for investment. The gain on the sale of loans into the secondary market increased during the first nine months of 2009 compared to 2008 as the loans sold by our government lending division and real estate division increased. Loan servicing fees increased as the volume of loans sold in the secondary market for which the Company retains servicing rights increased due to refinancing activity. The increase in the “Other” category was the result of a one time premium received for renewal of our check printing contract in addition to commissions earned on sales of insurance policies and fees paid for payroll processing through our Business Services Division. The Alternative Investment Department, which sells third-party mutual funds and annuities, experienced a decrease in fees of $35,000 due to fewer sales of investments during the first nine months of 2009.

Non-interest Expense

Table Five below provides a summary of the components of non-interest expense for the periods indicated (dollars in thousands):

Table Five:  Components of Non-interest Expense

	Three months ended September 30,		Nine months ended September 30,
		(In thousands)
	2009	2008	2009	2008
Salaries and employee benefits	$3,112	$3,729	$9,676	$11,080
Occupancy	737	727	2,123	2,116
Furniture and equipment	599	668	1,887	1,960
Professional fees	367	283	1,039	821
Telephone and postage	154	159	510	512
Stationery and supply costs	122	191	395	587
Director fees and retirement	101	126	315	377
Advertising and promotion	304	429	927	1,306
FDIC assessments	267	78	1,315	234
Other real estate expense	2,265	31	3,622	39
Other	666	535	1,717	1,637
Total non-interest expense	$8,694	$6,956	$23,526	$20,669

Non-interest expense increased $1,738,000 (25.0%) from $6,956,000 in the third quarter of 2008 to $8,694,000 in the third quarter of 2009.  Salary and employee benefits decreased by $617,000 (16.5%), largely due to lower FTE (full time equivalent) employees from reductions in staffing in the first quarter 2009. Furniture and equipment expense was $599,000 in the third quarter of 2009 compared to $668,000 in the same period of 2008, representing a 10.3% decrease.  Operating expenses such as telephone, postage, stationery, office supplies, director fees, and advertising fees decreased by 24.75% due to conscientious efforts to decrease non interest expenses. The main increases are from other real estate expenses which increased $2,234,000 to $2,265,000 from $31,000 due to loan foreclosures and subsequent write downs, FDIC assessments which increased $189,000 to $267,000 from $78,000, occupancy expenses which were higher by $10,000 (1.4%), and professional fees which increased $84,000 due to consulting expenses associated with management strategic initiatives and legal fees related to loan foreclosures.

Non-interest expense increased $2,857,000 (13.8%) from $20,669,000 in the nine months ended September 30, 2008 to $23,526,000 in the nine months ended September 30, 2009.  Salary and employee benefits decreased by $1,404,000 (12.7%), largely due to lower FTE (full time equivalent) employees from reductions in staffing in the first quarter 2009. On a year over year basis, full time equivalent employees decreased by 34 to 225. Furniture and equipment expense was down $73,000 (3.7%) from the first nine months of 2008 to the first nine months of 2009.  Operating expenses mentioned above decreased 22.82%. Other real estate expenses increased $3,583,000 due to loan foreclosures and subsequent write downs. FDIC assessments increased $1,081,000 to $1,315,000 from $234,000. Professional fees increased $218,000 (26.6%) for the reasons previously stated for the nine months ended September 30, 2009 versus the same period in 2008.

Provision for Loan Losses

The Company provided $5,900,000 for loan losses in the third quarter of 2009 compared to $750,000 in the third quarter of 2008.  Net loan charge-offs for the third quarter of 2009 and 2008 were $2,347,000 and $418,000, respectively. For the first nine months of 2009 the Company recorded provisions for loan losses of $13,000,000 which compared to $1,425,000 for the first nine months of 2008. Net loan charge-offs for the nine months ended September 30, 2009 and September 30, 2008 were $8,139,000 and $638,000 respectively.  Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Income Taxes

The benefit for income taxes for the third quarter and first nine months of 2009 was $3,232,000 and $4,580,000 as compared to a provision for income taxes of $564,000 and $1,864,000 for the same periods in 2008.  The effective benefit rate for state and federal income taxes was 47.6% and 43.4% for the three and nine months ended September 30, 2009 compared to an effective tax rate of 30.2% and 37.1% for the same periods in 2008.  The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated ‘Enterprise Zones’. Management has reviewed the deferred tax assets recorded at September 30, 2009 and has determined that a valuation allowance was not needed for financial statement purposes.

Balance Sheet Analysis

The Company’s total assets were $553,692,000 at September 30, 2009, down $41,552,000 (7.0%) from $595,244,000 at December 31, 2008.  On a year over year basis, the average balance of total assets for the nine months ended September 30, 2009 was $583,851,000, which represents an increase of $11,645,000 (2.0%) over the $572,206,000 during the nine month period ended September 30, 2008.

Loans

The Company concentrates its lending activities in the following areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.

Loan balances have declined in the current quarter mainly in the real estate construction category as these types of loans are generally not being made as a result of the economic downturn and the risk associated with these loans. Further reductions have also been the result of foreclosures and reclassification to other real estate (ORE).  Decreases in loan balances from December 31, 2008 consist of real estate mortgage of $6,647,000 or 2.6%, real estate construction of $39,192,000 or 60.3%, and consumer loans of $1,679,000 or 2.6%.  Increases in loan balances consist of commercial loans of $500,000 or 0.6% and agricultural loans of $16,438,000 or 57.4%. These changes to the mix and reduction of real estate construction loans are consistent with the plan to reduce our dependency on real estate related lending and further diversify the loan portfolio to mitigate risk. Table Six below summarizes the composition of the loan portfolio as of September 30, 2009 and December 31, 2008.

Table Six: Loan Portfolio Composition

(In thousands)	September 30, 2009	% of Total Loans	December 31, 2008	% of Total Loans
Commercial	$84,286	18.16%	$83,786	16.93%
Real estate:
Mortgage	245,371	52.85%	252,018	50.93%
Construction	25,812	5.56%	65,004	13.14%
Agriculture	45,066	9.71%	28,628	5.79%
Consumer	63,711	13.72%	65,390	13.21%
Total loans	464,246		494,826
Allowance for loan losses	(12,771)		(7,826)
Deferred loan fees, net	(218)		(478)
Total net loans	$451,256		$486,522

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

Real estate construction loans are generally comprised of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single-family residences.  Other real estate loans consist primarily of loans secured by first trust deeds on commercial and residential properties typically with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 90%.  Agriculture loans consist primarily of crop loans to farmers of peaches, prunes, walnuts, and almonds.  In general, except in the case of loans with SBA or FMHA guarantees, the Company does not make long-term mortgage loans; however, Butte Community Bank has a residential lending division to assist customers in securing most forms of longer term single-family mortgage financing.

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

In management’s judgment, a concentration exists in real estate loans, which represented approximately 58.4% of the Company’s loan portfolio at September 30, 2009, which has decreased from the 64.1% concentration level at December 31, 2008.  Management believes the concentration may have more than the normal risk of collectability due to the substantial decline in the economy in general and the continuing decline in real estate values in the Company’s primary market areas. As the Company has been impacted by the slowdown in the economy, we have increased the provision for loan losses and may have to further increase the provision which could adversely affect the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards follow strict regulatory guidelines; however, there is no assurance that losses will not continue to occur under the current economic circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  Although the lending officers followed these strict conservative underwriting standards at loan origination, the downturn in the current economy, with the rising unemployment rate and the decline in real estate values, has had an impact on the ability of some of our borrowers to service their debt.   The Company does not participate in any sub-prime lending activities nor is it exposed to sub-prime lending in its investment portfolio.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Seven below sets forth nonaccrual loans as of September 30, 2009 and December 31, 2008.   There were no loans past due 90 days or more and still accruing interest at September 30, 2009 or December 31, 2008.

Table Seven:  Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets:

(In thousands)	September 30, 2009	December 31, 2008
Loans on nonaccrual:
Commercial	$9,197	$395
Real estate	20,250	14,490
Consumer and other	458	—
Total non-performing loans	29,905	14,885
Other real estate	13,484	2,068
Total non-performing assets	$43,389	$16,953

Non-performing loans (defined as non-accrual loans and loans 90 days or more past due and still accruing interest) totaled $29,905,000 at September 30, 2009, an increase of $15,020,000 from $14,885,000 at December 31, 2008 primarily as a result of increasing problem loans in the Company’s real estate/development portfolio and commercial loan portfolios.  Specific reserves on the non-performing loans of $1,776,065 have been recorded at September 30, 2009.  Nonperforming loans as a percentage of total loans were 6.4% at September 30, 2009 compared to 3.0% at December 31, 2008.

Non-performing assets, (non-performing loans and ORE) totaled $43,389,000 at September 30, 2009, an increase of $26,436,000 from $16,953,000 at December 31, 2008.  Non-performing assets as a percentage of total assets were 7.8% at September 30, 2009 compared to 2.9% at December 31, 2008.

Total non-performing assets consist of thirty four loans for a total of $29,905,000 classified as impaired and on non-accrual and forty nine properties for a total of $13,484,000 classified as other real estate (ORE).  Other than the loans included as non-performing assets at September 30, 2009, the Company has not identified any potential problem loans that would result in any loan being included as a non-performing assets at the current date.

Set forth below is a discussion of our significant non-performing assets:

A development loan for the construction of an eight unit condominium project in the Yuba City area for $1,646,000 was included in our classified loans and risk rated Substandard at December 31, 2008 based on the lack of cash flow and weakening real estate market.  Construction of the project was completed and as of December 31, 2008 five units had been leased but currently only three units continue to be leased at September 30, 2009. In June of 2008, the Company received an updated appraisal on the units and found the estimated fair market value of the collateral to be below the carrying amount of the loan balance.  The Company met with the borrower and requested additional collateral which the borrower was unable to provide.  All payments were paid as agreed until October 2008.  In November of 2008, the borrower notified the Company that they would no longer be able to make the payments.  The loan was placed on non-accrual on December 30, 2008.  Due to the continued decline in the real estate market, the Company ordered another appraisal to understand the potential loss exposure and properly value the collateral.  A new appraisal was received in December 2008 with an appraised value for the 8 units of $1,050,000.   At that time, the bank was reviewing taking legal action against the borrower and established a specific reserve of $660,000 for this loan at December 31, 2008. When it became apparent that a resolution was going to be a lengthy process, a charge-off of $501,000 against the allowance for loan losses was recorded on March 18, 2009. Legal action against the borrower is pending. The bank has ordered a new appraisal.  At September 30, 2009, the loan carrying balance was $1,145,000 with a specific reserve of $284,000.

Another significant non-performing loan is a commercial real estate loan for the refinance of twenty-eight cottages located in Fortuna, California for $4,326,000.  This loan was included in our classified loans and risk rated substandard at June 30, 2009 due to lack of payment and pending bankruptcy of the borrower.  This loan is a government guaranteed loan under the USDA program with an 80% guarantee and maximum exposure to the Company of $743,000.  In October of 2008, the Bank received notice that our borrower had filed Bankruptcy under Chapter 11.  It was at this time that the Bank stopped receiving payments.   On the advice of our attorney, the Company placed the loan on non-accrual on January 7, 2009.  To identify the

Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered in January 2009 and received on April 9, 2009.  The new appraisal put the value at $4,129,000 and reflects the downturn in real estate values as it was significantly lower than the original appraisal.  On April 29, 2009 a charge-off of $152,000 against the allowance for loan losses was recorded. The Company is prevented from pursuing any additional legal action due to the pending Bankruptcy. The Company has allocated no specific reserves as of September, 30, 2009.

A development property serves as collateral for two separate loans totaling $7,036,000. Both loans are to the same borrower.  The collateral for the two loans consists of 153 finished lots, a 24.95 acre parcel and a 5 acre parcel all built and located around a golf course at Lake Almanor. In addition, the bank has a 3rd deed of trust against the golf course at Lake Almanor. This loan was included in our classified loans and risk rated Substandard at June, 30, 2009 based on the borrower’s lack of sales and cash flow due to the weakening real estate market. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was received September 28, 2009.  The appraisal demonstrated the continuing decline in the value of the underlying project. On September 28, 2009 a charge-off of $882,197 against the allowance for loan losses was recorded. The September appraised values for the various properties secured by first trust deeds totaled $7,614,000.  The appraisal on the golf course is dated December 2, 2008 came in at $4,500,000.  A new appraisal is pending on the golf course.  The total value for all of the collateral is $11,604,000.  The combined debt on the golf course for the 1st and 2nd totals $3,440,000.  The overall (LTV) is 86%. The Company had no additional write-downs as of September 30, 2009.

A commercial real estate loan was identified as non-performing and is a loan to finance the purchase of a 15,120 sq. ft. building located in Chico, California for $1,602,000. The loan was included in our classified loans and risk rated substandard at June 30, 2009 due to lack of cash flow.  This loan is a government guaranteed loan under the USDA program with an 80% guarantee and maximum exposure to the Company of $320,000.  The borrower manufactures SFR trusses and due to the slowdown in the real estate market sales have been much slower than expected. Payments on this loan have been deferred to October 31, 2009.  At that point, the borrower will begin making payments over an extended period of time.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property and equipment, a new appraisal was ordered in February 2009 and received April 9, 2009. The new appraisal put the value at $1,700,000 resulting in a loan to value (LTV) of 94%.

Another significant non-performing loan is a development loan to purchase 7.5 acres of property along the Sacramento River located in Anderson, California for $1,287,000.  The original plans were to develop a fishing lodge and restaurant. The collateral for the loan consists of the 7.5 acres plus six 20 acre parcels located in Red Bluff. This loan was included in our classified loans and risk rated Substandard at June 30, 2009 due to the inability to find additional investors and the weakening real estate market. The loan was placed on non-accrual on May 22, 2009.  Due to the continued decline in the real estate market, the Company ordered an updated appraisal to understand the potential loss exposure and properly value the collateral.  A new appraisal was received June 2009 with a combined value of $1,330,000.  On June 29, 2009 a charge-off of $184,000 against the allowance for loan losses was recorded.  The Company has allocated an additional $46,765 for this loan at September 30, 2009

A commercial real estate loan is currently non-performing and was for the construction of a commercial retail center in Chester, Ca. for $1,887,000 that was included in our classified loans and risk rated Substandard at June 30, 2009 based on lack of cash flow. The exterior of the 24,850 sq. ft. project is complete with the infill to be completed upon the acceptance of signed leases. To date, the borrowers have been unsuccessful in obtaining any lease agreements. Original appraisal dated November 2007 put the value at $3,250,000 for a LTV of 57%.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property a new appraisal was ordered in April 2009 and was received on August 10, 2009.  The new appraisal put the value at $1,475,000 resulting in a loan to value (LTV) of 128%. On August 19, 2009 a charge-off of $559,007 against the allowance for loan losses was recorded.  The loan had been placed on non-accrual on June 3, 2009.  The Company had no additional write-downs on this loan as of September 30, 2009.

Another significant non-performing loan is a commercial real estate loan for the construction of 50,396 sq. feet of industrial condos in Shingle Springs, California for $4,153,135.  Borrowing entity is a Limited Liability Company with a number of investors and three guarantors. This loan was included in our classified loans and risk rated Substandard at September 30, 2009 based on the borrower’s inability to find tenants and lack of cash flow. Since the loan was placed on non-accrual on August 5, 2009, the borrower’s have signed a lease to a tenant to occupy 40% of the total square footage. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, a new appraisal was ordered in February 2009 and received on May 27, 2009.  The new appraisal put the value at $3,380,000 and reflects the downturn in real estate values as it was significantly lower than the original appraisal.  The Company has allocated an additional $942,100 for this loan at September 30, 2009.

The last significant non-performing loan identified as non-performing is a loan to finance the purchase of a 60,000 sq. ft. building located in Gridley, California for $1,500,577.  The loan was included in our classified loans and risk rated substandard at September 30, 2009 due to lack of cash flow.  This loan is a government guaranteed loan under the USDA program with an 80% guarantee and a maximum exposure to the company of $300,115.  The borrower manufactures and supplies equipment to the aggregate, recycle, concrete industries in Northern California and Nevada. Sales have been much slower than expected.  To identify the Company’s potential loss exposure and properly value, the collateral support provided by the property and equipment, a new appraisal was ordered in February 2009 and received May 20, 2009.  The new appraisal put the value at $2,151,000 resulting in a loan to value (LTV) of 70%. The company had no additional write-downs as of September 30, 2009.

The remainder of the non-performing loans consists primarily of six impaired single family home loans that total $2,073,000, ten impaired lot loans that total $3,229,000, two commercial real estate loans that total $1,294,000, one commercial/industrial loan that totals $475,000, four single family home loans secured with 2nd deeds of trust for $394,000, and two consumer loans that total $64,000. These loans are to borrowers who are located throughout Northern California from the Sacramento area to Redding.  The current appraised values provided the Company with adequate margins in most cases and the bank has allocated a specific reserve that totals an additional $15,700 on these loans.

Other Real Estate

The largest of our ORE at September 30, 2009 consists of two development loan properties to the same borrower for a total of $2,004,000.  The properties were transferred to ORE on March 16, 2009. The project consists of 46 finished lots and 61 paper lots.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was received on August 18, 2009.  The appraisal demonstrated the continuing decline in the value of the underlying project.  The Company charged off an additional $56,000 against the allowance for loan losses at the date of transfer and charged off an additional $972,000 upon receipt of the new appraisal. The July 2009 appraisal put the value at $2,360,000. No additional funds were recorded at September 30, 2009.

Another development property with a fair market value of $1,476,000 at June 30, 2009 is included in our ORE assets.  This loan represents a 37% participation interest in a loan originated by another bank. The project consists of 46 lots of an original 49 lot subdivision located in Nevada County, California.  The borrower made the decision to “Deed in Lieu” the property back to the participating bank due to slow sales and the continued weak real estate market.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was ordered and received in December 2008.  This appraisal reflected the downturn in real estate values and demonstrated the continuing decline in the value of the underlying project.  The appraisal for the entire project supported a value of $4,400,000 of which our 37% interest represents approximately $1,643,000 resulting in a LTV of approximately 100%.  The Company recorded a Deed in Lieu of Foreclosure in February, 2009.  After the Deed in Lieu was completed, the Company charged-off an additional $167,000 against the allowance for loan losses upon transferring the property to ORE.

A single family residential loan for the construction of a home located at Shaver Lake, Ca. with a fair market value of $990,000 was included in ORE assets at September 30, 2009.  The property transferred to ORE on August, 17, 2009.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the residence, an appraisal was received on October 6, 2009.  This appraisal reflected the downturn in real estate values and demonstrated the continuing decline in the value of the collateral. The appraisal estimated the value at $1,100,000.  With the decline in the appraised value, the Company charged-off $270,000 against ORE expense as of September 30, 2009. This property is currently in escrow.

The remainder of the non-performing assets includes twenty-five SFR lots that have a current value of $3,804,000 and are in ORE.  There are thirteen single family homes that are included in ORE at a combined balance of $2,900,000.  The amounts included in ORE are supported by current appraisals received by the Company, all within the past 12 months. In addition, there are seven commercial real estate properties that are included in ORE at September 30, 2009 at a combined balance of $2,310,000 supported by current appraisals.  When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised at least annually.  If values have dropped, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE.

Troubled Debt Restructuring

Restructured loans totaled $25,459,000 at September 30, 2009, an increase of $8,554,000 from the total at June 30, 2009. Restructured loans consist of thirteen land/development loans for a total of $15,065,000.  All of these land/development loans are considered impaired and are carried the fair market value of the underlying collateral. Eleven of these loans totaling $12,243,000 are included as part of the non-performing loans. Eight other restructured loans were construction loans that rolled over to long term SFR mortgage loans for a total of $6,313,000. Two of these loans are considered impaired, total $2,506,000 and are on non-accrual. There are also three restructured commercial real estate loans totaling $3,701,000.  One of these real estate loans is considered impaired, carried at $1,602,000, and is included as part of the non-performing loans. All of these commercial real estate loans have guarantees under the USDA guarantee program.  One of the restructured loans is secured with a 2nd on personal residences totaling $45,000.  There are also two restructured commercial loans totaling $335,000. Except for the loans mentioned above, the remaining restructured loans are performing as agreed and were all current at September 30, 2009.  No additional funds were lent to the borrowers of the restructured loans.

Allowance for Loan Losses Activity

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and monthly adjustment of the allowance.  Our process includes a monthly review of individual loans that have been specifically identified as problem loans or have characteristics which could lead to impairment, as well as detailed reviews of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans are, to some extent, based on management’s judgment and experience.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination process.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of September 30, 2009 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.  The allowance for loan losses totaled $12,771,000 or 2.75% of total loans at September 30, 2009 and $7,826,000 or 1.58% at December 31, 2008.  Net charge-offs for the three and nine months ended September 30, 2009 were $2,347,000 and $8,139,000, respectively. The Company has a separate reserve for unfunded loan commitments of $209,000 as of September 30, 2009 and $293,000 as of December 31, 2008 that is included in other liabilities on the balance sheet.

Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Eight: Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for percentages)	2009	2008	2009	2008

Average loans outstanding	$467,975	$502,417	$479,885	$476,660

Allowance for possible loan losses at beginning of period	$9,218	$6,241	$7,826	$6,092

Loans charged off:
Commercial	(228)	(3)	(630)	(46)
Real estate	(2,059)	(341)	(6,923)	(514)
Consumer	(138)	(80)	(666)	(85)
Total	(2,425)	(424)	(8,219)	(645)
Recoveries of loans previously charged off:
Commercial	—	1	1	1
Real estate	71	4	71	4
Consumer	7	1	8	2
Total	78	6	80	7
Net loan charge offs	(2,347)	(418)	(8,139)	(638)

Additions to allowance charged to operating expenses	5,900	750	13,000	1,425
Additions to allowance from reserve for unfunded commitments	—	(49)	84	(355)

Gross allowance for loan losses at end of period	$12,771	$6,524	$12,771	$6,524

Ratio of net charge-offs to average loans outstanding	0.52%	0.08%	1.71%	0.13%
Provision for possible loan losses to average loans outstanding	1.26%	0.15%	2.71%	0.30%
Allowance for loan losses to loans net of deferred fees at end of period	2.75%	1.29%	2.75%	1.29%

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

Deposits

At September 30, 2009, total deposits were $490,316,000 representing a decrease of $36,169,000 (6.9%) over the December 31, 2008 balance of $526,485,000.  Non-interest bearing demand deposits decreased in the first nine months of 2009 by $8.7 million (10.6%) to $73.4 million. Interest bearing demand deposits decreased by $1.1 million (0.7%) to $148.2 million while savings deposits increased $5.3 million (4.9%) to $112.4 million. Certificate of deposit balances decreased by $31.6 million (16.8%) to $156.3 million. Brokered deposits totaled $20 million of which $19.9 million are from existing Bank customers who elected to participate in the Certificate of Deposit Account Registry Service (CDARS) reciprocal deposits program.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Participating institutions are currently assessed a 10 basis point surcharge on the additional insured deposits.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

At September 30, 2009 shareholders’ equity was $34,167,000 representing a decrease of $5,972,000 over the December 31, 2008 balance of $40,139,000.

On June 30, 2008 the Company borrowed $4 million from one of its correspondent banks which was down-streamed to Butte Community Bank in the form of additional common stock issued to the holding company.  This note has a current principal balance of $3.5 million, was originally for a two year period with a maturity date of June 30, 2010 and an interest rate equal to the three month LIBOR rate plus 8.125% adjusted quarterly, or 8.41% at September 30, 2009.

The Board of Directors of the Company authorized the payment of quarterly cash dividends of $0.08, $0.04 and $0.04 per share for the first, second, and third quarters, respectively, in 2008 and chose to suspend paying dividends in the fourth quarter of 2008 and the first three quarters of 2009. The payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend on earnings, the financial condition of the Company and other relevant factors.

The Company and its subsidiary Bank are subject to certain regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of certain levels of capital.  The Bank’s ratio of total risk-based capital to risk adjusted assets was 8.9% at September 30, 2009 and 10.4% at December 31, 2008.  Tier 1 risk-based capital to risk-adjusted assets was 7.6% at September 30, 2009 and 9.1% at December 31, 2008.

Table Nine below lists the Company’s and the Bank’s capital ratios at September 30, 2009 and December 31, 2008, as well as the minimum ratios required under regulatory definitions of capital adequacy.

Table Nine: Capital Ratios

Capital to Risk-Adjusted Assets	At September 30, 2009	At December 31, 2008	Minimum Regulatory Requirement

Company
Leverage ratio	6.2%	8.1%	4.0%

Tier 1 Risk-Based Capital	6.7%	8.8%	4.0%

Total Risk-Based Capital	8.0%	10.0%	8.0%

Bank
Leverage ratio	6.8%	8.2%	4.0%

Tier 1 Risk-Based Capital	7.6%	9.1%	4.0%

Total Risk-Based Capital	8.9%	10.4%	8.0%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet future needs.  All ratios exceeded the regulatory definition of “Minimum” at September 30, 2009 and December 31, 2008.

At September 30, 2009, the Company and the Bank were considered “adequately” capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times.

As a result of a recent regulatory examination, the Bank must obtain the prior written consent of its primary regulators before paying dividends and has agreed to increase its Leverage Ratio to 10.0%.  In addition, the Bank is to maintain other capital ratios above well capitalized thresholds.   Management is currently adjusting its capital plan in order to conform to this requirement through restructuring of the balance sheet and the addition of new capital in the form of common stock.  In addition, an amendment to the Company bylaws to allow issuance of preferred stock was approved by the shareholders at the annual meeting that was held June 4, 2009. The Company is considering various transactions that might enhance its capital position.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared monthly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against seven interest rate scenarios.  These scenarios include a 100, 200 and 300 basis point rising rate forecast, a flat rate forecast and a 100, 200 and 300 basis point falling rate forecast which take place within a one year time frame.

The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  The Company’s net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from balances as of the date indicated.

Table Ten below summarizes the effect on net interest income (NII) of a ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.  The results shown in Table nine for the two periods, fall within the parameters of the Bank’s policy for interest rate risk.

Table Ten:  Interest Rate Risk Simulation of Net Interest as of September 30, 2009 and December 31, 2008

(In thousands)	$ Change in NII from Current 12 Month Horizon September 30, 2009	$ Change in NII from Current 12 Month Horizon December 31, 2008
Variation from a constant rate scenario
+200bp	$2,374	$3,522
- 200bp	$(20)	$328

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is asset sensitive over the one-year horizon as increasing rates have a greater positive impact on net interest income than declining rates. The model also shows that even in a declining interest rate environment, net interest income is impacted minimally as a result of interest rate floors on loans.

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

In an inflationary environment, people tend to reduce overall spending and begin to save more. But as individuals and businesses curtail expenditures in an effort to trim costs; this causes the gross domestic product (GDP) to decline. Unemployment rates rise because companies lay off workers to cut costs.  It is these combined factors that cause the economy to fall into a recession.  The current economic slow down is evidenced by continued negative growth in GDP for the third quarter.

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

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On September 30, 2009, consolidated liquid assets totaled $35.9 million or 6.5% of total assets compared to $58.3 million or 9.8% of total assets on December 31, 2008.  In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $15,000,000 with correspondent banks.  There were no borrowings outstanding under these arrangements at September 30, 2009.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of September 30, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at September 30, 2009 and December 31, 2008 were approximately $106,142,000 and $154,482,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 23.5% and 31.7%, respectively. Of the loan commitments outstanding at September 30, 2009, $26,820,000 are real estate construction loan commitments  that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine months ended September 30, 2009, no shares of common stock were repurchased under the share repurchase program. There is approximately $5,671,796 remaining that may yet be purchased under the plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)  Exhibits

Exhibit
Number	Document Description

(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

(32.1)	Certification of CEO pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(32.2)	Certification of CFO pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY VALLEY BANCORP

November 16, 2009	By:	/s/ Keith C. Robbins

Keith C. Robbins

President, Chief Executive Officer

November 16, 2009	By:	/s/ John F. Coger

John F. Coger

Executive Vice President, CFO, COO