Form 10-K
period 2009-12-31
COMMUNITY VALLEY BANCORP
filed 2010-04-15
CIK 1170833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6.7 million, based on the sales price reported to the Registrant on that date of $3.10 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of April 12, 2010 was 6,699,603.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 2010, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors” and elsewhere in this report. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Community Valley Bancorp, a California corporation, and its consolidated subsidiaries.

Recent Developments

On March 31, 2009, Butte Community Bank finalized the sale of its merchant processing portfolio to Elavon (formerly known as NOVA Information Systems).  In consideration for the merchant business through the purchase of all interest in the Bank’s principal assets used in its merchant credit card and debit card processing business, the Bank realized a one time pre tax gain of $2,640,000. The Bank will continue to offer merchant processing business to our customers through our marketing alliance with Elavon.

On September 18, 2009, the Company gave formal written notice to the NASDAQ Stock Market of its intention to voluntarily delist its common stock from the NASDAQ Capital Market. The decision to delist was part of the overall strategy to conserve resources and improve cost effectiveness as the benefits of maintaining a NASDAQ listing have not materialized. Considering the limited trading volume and low trading prices on NASDAQ, the Company concluded a listing on NASDAQ does not justify the expense and administrative burden associated with maintaining such listing.

As a result of the Company’s 2009 strategic cost reduction plan, in March of 2009 the Gridley Loan Production Office (LPO) was consolidated with the full service Yuba City Office. In December 2009, the Redding Offices were consolidated into one location on Hilltop Drive. These offices were less than two miles apart and streamlining banking operations is part of the Company’s strategic plan to decrease expenses and increase efficiencies. In February 2010, the Citrus Heights Loan Production Office was consolidated with the Yuba City Office. With the slowdown in the real estate market, the consolidation of both LPOs into the Yuba City Office will allow the Company to continue to service its customers and provide opportunities for its lenders to gain exposure to all areas of lending.

On December 30, 2009, the Company, pursuant to a loan participation and debt conversion agreement (“Agreement”) converted $3.3 million in outstanding debt into shareholders’ equity by issuing preferred stock in a private placement transaction.  The $3.3 million outstanding debt of the Company was the net balance of the principal amount of a loan from Pacific Coast Bankers’ Bank (“PCBB”) to the Company that was collateralized by all of the outstanding common stock of the Bank.  As part of the transaction, $1.2 million of the $3.3 million loan from PCBB was participated by PCBB to certain accredited investors, including certain directors of the Company.  The participated debt of $1.2 million was then converted into 240,000 shares of 6% Mandatory Convertible Cumulative Preferred Stock Series A (“Preferred Stock Series A”).  The remaining $2.1 million of $3.3 million debt was converted into 105,647 shares of 8% Cumulative Perpetual Preferred Stock Series B (“Preferred Stock Series B”) that was issued in a private placement transaction to Pacific Coast Bankers’ Bank. As part of the debt conversion, all of the outstanding shares of common stock of the Bank held as collateral for the $3.3 million debt was released to the Company.

On December 31, 2009, Keith C. Robbins, longtime President and CEO of the Company and CEO of the Bank, retired from the daily management of the Company and the Bank.  Mr. Robbins will continue as a director of the Company and the Bank and also serve as a member of the ALCO committee of the board of directors. John Coger has been named to replace Mr. Robbins as the new president and chief executive officer of the Company and the Bank. Regulatory approval was received on January 21, 2009. In addition to being a board member, Mr. Coger is also the chairman of the Asset Liability Committee and was the driving force behind the formation of the Bank in 1989.

As a result of a regularly scheduled and recently concluded joint Federal Deposit Insurance Corporation (FDIC) and California Department of Financial Institutions (DFI) examination, management expects to receive a formal order (“Order”) from the FDIC and the DFI. The Order is expected to include provisions to further strengthen and improve asset quality, enhance problem loan identification policies and procedures including identification of impaired loans and troubled debt restructured loans, reduce the level of classified assets, maintain certain capital ratios and request regulatory approval prior to paying any cash dividends. At this time, management does not know what impact the Order will have on the Company’s business strategies. Various strategic options are being evaluated and management continues to act upon both tactical and strategic alternatives to raise capital and restructure the Company’s balance sheet. The Company formed a Board appointed Capital Augmentation Committee (“Committee”) and has engaged a financial advisor to explore alternatives to assist the Company in resolving its capital deficiency issues.

The Company incurred a net loss of $(27,508,000) for the year ended December 31, 2009 and reported net income of $2,739,000 and $6,459,000 for the years ended December 31, 2008 and 2007, respectively. The 2009 loss was primarily the result of significant increases in the provision for loan losses, increases in costs associated with foreclosed real estate and continued compression of the interest margin caused by 2008 interest rate reductions and increased amounts of non-accrual loans.  Furthermore, a valuation allowance provided against our deferred tax assets during the fourth quarter of 2009 also negatively impacted our results. The severe net loss caused the Bank to be under-capitalized. The culmination of net losses in recent quarters has restricted our operations and has had a negative impact on our operations, liquidity and capital adequacy.

General

The Company

Community Valley Bancorp (the “Company”) is a California corporation registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Chico, California. The Company was incorporated in July, 2001 and acquired all of the outstanding shares of Butte Community Bank (the “Bank”) in May, 2002. The Company’s principal subsidiary is the Bank. On July 10, 2007 the Company formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trust”), which is a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The proceeds from the Trust were used to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption Community Valley Bancorp Trust I was dissolved (see Note 9 to the Consolidated Financial Statements in Part II - Item 8).  The Company also has an insurance subsidiary in the name of Butte Community Insurance Agency, LLC which was formed in December 2004 to provide a full service insurance agency offering all lines of coverage. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

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

At December 31, 2009, the Company had consolidated assets of $538.5 million, deposits of $498.2 million and shareholders’ equity of $16.0 million.

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

The Bank

Butte Community Bank was incorporated under the laws of the State of California on May 11, 1990 and commenced operations as a California state-chartered commercial bank on December 14, 1990. The Bank’s Administrative Office is located at 1360 East Lassen Avenue, Chico, California. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof and is participating in the separate FDIC Transaction Account Guarantee Program.  Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  The Bank is not a member of the Federal Reserve System. At December 31, 2009, the Bank had approximately $532.3 million in assets, $434.1 million in loans and $500.1 million in deposits.

We operate seven full-service branch offices in four Butte County communities, one full-service branch office in Sutter County, two full-service branches in Tehama County, one full-service branch in Yuba County, one full-service branch in Colusa County, and two full-service branches in Shasta County. During 2009, management evaluated its administrative and retail branch facilities in order to identify opportunities for greater efficiencies in its operational structure. As a result of our expense control initiative, due to the downturn in the economy, a few locations were consolidated. The Gridley LPO moved to the Yuba City full service branch and in Redding, the Churn Creek branch consolidated with the Hilltop branch. In 2010, the Citrus Heights LPO moved to the Yuba City branch. Management considers these moves as part if its strategic plan to decrease expenses and increase efficiencies to continue to meet the needs of its customers.   We offer a full range of banking services to individuals and various-sized businesses in the communities we serve. The locations of those offices are:

Chico:	Main Office	Paradise	South Paradise Branch
	2041 Forest Avenue		672 Pearson Road

	Administrative Headquarters 1360 East Lassen Avenue		North Paradise Branch 6653 Clark Road

	North Chico Branch	Oroville	Oroville Branch
	237 West East Avenue		2227 Myers Street

	Central Chico Branch	Magalia	Magalia Branch
	900 Mangrove Avenue		14001 Lakeridge Circle

Colusa	Colusa Branch 1017 Bridge Street	Yuba City	Yuba City Branch 1600 Butte House Road

Redding	Hilltop Branch 1335 Hilltop Drive	Red Bluff	Red Bluff Branch 10 Gilmore Rd

Marysville	Marysville Branch 904 B Street	Anderson	Anderson Branch 5026 Rhonda Road

Corning	Corning Branch
950 Hwy 99W

In addition, our Data Processing, Call Center and Bank Card Center are located at 1390 Ridgewood Drive, Chico. Our Real Estate Loan Center and Central Note Department are located at 1360 East Lassen Avenue, Chico.  We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices. These facilities are located in the cities of Chico, Paradise, and Oroville in Butte County, the city of Yuba City in Sutter County, the cities of Red Bluff and Corning in Tehama County, the city of Marysville in Yuba County, the city of Colusa in Colusa County, and the cities of Anderson and Redding in Shasta County. Throughout the history of Butte Community Bank, our growth has been exclusively by establishing de novo full-service branch offices and credit centers in various locations in California’s Northern Sacramento Valley and foothill region.  With a predominant focus on personal service, Butte Community Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses, including agricultural and real estate customers in Butte County and other surrounding counties. Our principal retail lending services include home equity and consumer loans. In addition, we have three other significant dimensions which surround this core of retail community banking:  Agricultural lending, commercial lending, and real estate financing (both construction and long term).

The Agricultural Credit Centers located in Yuba City, Chico, and Red Bluff provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers and small business farming organizations.

The Bank Card Center, headquartered in Chico, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices. In addition, we staff our Chico, Paradise, Oroville, Red Bluff, Yuba City and Redding offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and the origination of multifamily credit facilities. The Bank services real estate loans sold on the secondary market, and as of year end 2009 the portfolio serviced real estate loans was in excess of $70.4 million.  We also have an orientation toward Small Business Administration lending and have been designated as a Preferred Lender since 1998. It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.  The Bank has historically been one of the most active lenders in the state of California and the Nation.  In addition, the Bank services loans totaling $128.3 million originated under the USDA B&I program. The primary purposes of the program are to stimulate the local economy, create additional employment, attract additional commercial investment capital and support potential growth in tax revenue, which will improve the quality of life for rural residents.

As of December 31, 2009, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (9%); (ii) commercial and industrial (including SBA and B&I) loans (19%); (iii) real estate loans (commercial and construction) (58%); and (iv) consumer loans (14%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit, retirement accounts, and business sweep, as well as telephone banking, mobile banking, and internet banking with bill pay options. Butte Community Bank attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours drive-up and on-line banking, all provided with the highest level of customer service.

We also offer other products and services to our customers which complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, cash management, lockbox, remote deposit capture and other customary banking services. Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks. We have two remote ATMs which are located in a hospital and the Company’s administrative building, and five script machines located in four different movie theaters and one restaurant. These locations facilitate cash advances which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience. In addition to such specifically oriented customer applications, we provide wire transfer capabilities and a convenient customer service group in our Call Center to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.  Most of the Bank’s deposits are attracted from individuals, business-related sources and smaller municipal entities. This results in a relatively modest average deposit balance of approximately $11,100 at December 31, 2009, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies.

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

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, which enable the Bank to retain and improve its competitive position in its service areas. All of these developments are meant to increase public convenience and enhance public access to the electronic payments system. The cost to the Bank for these development, implementation, and marketing activities cannot expressly be calculated with any degree of certainty.

The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. The Bank is not dependent on a single customer or group of related customers for a material portion of its deposits. There has been no material effect upon the Bank’s capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which, effective March 11, 2000, made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies and has intensified competitive conditions.

Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, mobile, remote deposit capture, ATMs, self service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years, we have countered this increasing competition by providing our own style of community-oriented, personalized service. We rely upon local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service which we can provide through our flexible policies. In addition, to meet the needs of customers with electronic access requirements, the Company has embraced the electronic age and installed telephone banking, internet banking with bill payment capabilities, and mobile banking. This high tech and high touch approach allows the individual to customize the Bank’s contact methodologies to their particular preference. Moreover, for customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent banks. We also assist our customers in obtaining from our correspondent banks other services that the Bank may not offer.

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

Employees

As of December 31, 2009 the Company had 139 full-time and 116 part-time employees. On a full time equivalent basis, the Company’s staff level was 227 at December 31, 2009, as compared to 248 at December 31, 2008. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

Supervision and Regulation

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

We and our subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the bank may not condition an extension of credit on a customer obtaining other services provided by us, the bank or any other subsidiary of ours, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the bank and its affiliates. As affiliates, the bank and we are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by the bank to any affiliate.

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to applicable limits per depositor, the Bank is subject to regulation, supervision and regular examination by the DFI and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. California law presently permits a bank to locate a branch office in any locality in the state.  Additionally, California law exempts banks from California usury laws. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Standards

The FRB has risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.  The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets.  Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.  Since December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, the FRB requires banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings.  For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company is required to maintain certain levels of capital, as is the Bank.  The Company and the Bank were both under-capitalized at December 31, 2009. In addition, subsequent to a regulatory examination in 2009, the Bank is required to maintain a Tier 1 leverage ratio of 10%. See page 54, Capital Resources and Note 12 to the Consolidated Financial Statements for more comprehensive discussions on the Company’s regulatory capital requirements. The regulatory capital guidelines as well as the actual capitalization for the Bank and Company as of December 31, 2009 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Bank	Company
Tier 1 leverage capital ratio	4.0%	5.0%	4.1%	3.0%
Tier 1 risk-based capital ratio	4.0%	6.0%	4.8%	3.5%
Total risk-based capital ratio	8.0%	10.0%	6.0%	6.2%

Prompt Corrective Action

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios described above.  An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a consent order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Premiums for Deposit Insurance

The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor.  The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance.  The FDIC approved a final rule in 2006 and amended the rule in February 2009 that sets an insured depository institution’s assessment rate on different factors that pose a risk of loss to the Deposit Insurance Fund, including the institution’s recent financial ratios and supervisory ratings, and level of reliance on a significant amount of secured liabilities or significant amount of brokered deposits (except that the factor of brokered deposits will not be considered for well capitalized institutions that are not accompanied by rapid growth).  The FDIC also in February 2009 set the assessment base rates to range between $0.12 to $0.16 per $100 of insured deposits on an annual basis.  In May 2009, the FDIC imposed a special assessment of 5 basis points on each insured depository institution’s assets less its Tier 1 capital payable on September 30, 2009 with a ceiling of 10 basis points of an institution’s domestic deposits.  In November 2009, the FDIC approved a final rule to require all insured depository institutions including the Bank to prepay three years of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC.  The amount of this prepaid assessment was $ 3.9 million which the Bank paid on December 31, 2009.  While the prepaid assessments are not charged against income for 2009 but rather expensed quarterly based on the FDIC’s quarterly assessment calculation over three years beginning in 2010, the amount paid will reduce the cash and liquidity of the Bank at year end 2009 and subsequent periods.  Due to the significant losses at failed banks and expected losses for banks that will fail, it is likely that FDIC insurance fund assessments on the Bank will increase and such assessments could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.  Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the Bank would have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2009, we were in compliance with these requirements.

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

Extensions of Credit to Insiders and Transactions with Affiliates.  The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•                  a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•                  any company controlled by any such executive officer, director or shareholder, or

•                  any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features.  In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus.  Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

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

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of February 2007, the Bank was rated “satisfactory.”

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

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties.  Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local communities.

Recent Legislation and Other Changes.  Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time.  The following include some of the recent laws and regulations affecting banking.

In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation.  The new law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1-4family residence.  In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date.  The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages.  The new law also amends the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers.  The new law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment.  Interest rates on new transactions can increase only after the first year.  Significant changes in terms on accounts cannot occur without 45 days’ advance notice of the change.  The new law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days’ advance notice of the change.  The new law allows consumers to opt out of certain significant changes in terms on their accounts.  Opting out means cardholders agree to close their accounts and pay off the balance under the old terms.  They have at least five years to pay the balance.  Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt.  Credit card companies must stay at least 1,000 feet from college campuses if they are offering free pizza or other gifts to entice students to apply for credit cards.

The new act requires card issuers to give card account holders “a reasonable amount of time” to make payments on monthly bills.  That means payments would be due at least 21 days after they are mailed or delivered.  Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments.  When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first.  Consumers must “opt in” to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable.  Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges.  Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card.  Credit card issuers must disclose to cardholders the consequences of making only minimum payments each month, namely how long it would take to pay off the entire balance if users only made the minimum monthly payment.  Issuers must also provide information on how much users must pay each month if they want to pay off their balances in 36 months, including the amount of interest.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (“EESA”).  The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction).  In addition, the board of directors of any TARP recipient is required under EESA, as amended to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.

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

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

•                  ESTABLISHMENT OF STANDARDS - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

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

ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:

•                  $375 million for temporarily eliminating fees on SBA-backed loans and raising SBA’s guarantee percentage on some loans to 90 percent.

•                  $255 million for a new loan program to help small businesses meet existing debt payments

•                  $30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders.

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision all announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support recovery.

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

•                  A new Treasury and Federal Reserve initiative to dramatically expand — up to $1 trillion — the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

•                  An extension of the FDIC’s Temporary Liquidity Guarantee Program to October 31, 2009. A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program.  EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 through December 31, 2009 then extended the temporary increase until December 31, 2013.  Some of the other provisions of EESA are as follows:

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

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability legislation (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA.  The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public/private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions.  In addition, the proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  Similarly, on January 12, 2010, the FDIC announced that it would seek public comment through advance notice of rule making on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.  On September 3, 2009, the U.S. Treasury issued a policy statement entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.”  The statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord.  Six of the core principles relate directly to bank capital requirements. The statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II and affect all regulated banking organizations and other systemically important institutions.  The statement calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk.  The statement suggested that changes to the regulatory capital framework be phased in over a period of several years with a recommended schedule providing for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.  Following the issuance of the statement, on December 17, 2009, the Basel committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital.  Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status.  The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.  Concurrently with the release of the Capital Proposals, the Basel committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”).  The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

In June 2009, the Administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States.  Significant aspects of the Administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.  The Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above.  Along with amendments to the Administration’s proposal there are separate comprehensive financial reform bills intended to address in part or whole or vary in part or in whole from the proposals set forth by the Administration were introduced in both houses of Congress in the second half of 2009 and in 2010 and remain under review by both the U.S. House of Representatives and the U.S. Senate.

The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets.  The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing and low interest-bearing transaction accounts.  The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009.  The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days. The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing and low interest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum.  This coverage became effective on October 14, 2008, and continues through December 31, 2010.

On July 30, 2008, the Housing and Economic Recovery Act was signed by the President.  It authorizes the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for subprime borrowers if lenders write-down principal loan balances to 90 percent of current appraisal value.  It is also intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulations and injecting capital into them.  States will be authorized to refinance subprime loans using mortgage revenue bonds.  It also establishes the Federal Housing Finance Agency out of the Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight.

In 2008, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision amended their regulatory capital rules to permit banks, bank holding companies, and savings associations (as to any of these a “financial institution”) to reduce the amount of goodwill that a banking organization must deduct from tier 1 capital by the amount of any deferred tax liability associated with that goodwill.  However, a financial institution that reduces the amount of goodwill deducted from tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.  For these financial institutions, the amount of goodwill deducted from tier 1 capital will reflect each institution’s maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized, an event which triggers the concurrent derecognition of the related deferred tax liability for financial reporting purposes.

On October 7, 2008 the FDIC adopted a restoration plan that increased the rates banks pay for deposit insurance, and adjusted the system that determines what deposit insurance premium rate a bank pays the FDIC.  In 2008, banks paid anywhere from five basis points to 43 basis points for deposit insurance. Under the new rule, the assessment rate schedule was raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes were made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013. The changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The new rule also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones. The rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The FDIC also voted to maintain the Designated Reserve Ratio at 1.25 percent as a signal of its long term target for the fund.

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

The Federal Reserve Board in July 2008 approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending.  The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices.  The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.  The final rule, which amends Regulation Z (Truth in Lending) and was adopted under the Home Ownership and Equity Protection Act (HOEPA), largely follows a proposal released by the Board in December 2007, with enhancements that address ensuing public comments, consumer testing, and further analysis.

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

In California, the enactment of AB329 in 2009, the Reverse Mortgage Elder Protection Act of 2009 prohibits a lender or any other person who participates in the origination of the mortgage from participation in, being associated with, or employing any party that participates in or is associated with any other financial or insurance activity or referring a prospective borrower to anyone for the purchase of other financial or insurance products; and imposes certain disclosure requirements on the lender.

The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the Department of Financial Institutions to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean.  The statute becomes operative on July 1, 2010, or 90 days after issuance of the form, whichever occurs later.

The enactment of AB 1291 in 2009 makes changes to the California Unclaimed Property Law including (among other things): allowing electronic notification to customers who have consented to electronic notice; requiring that notices contain certain information and allow the holder to provide electronic means to enable the owner to contact the holder in lieu of returning the prescribed form to declare the owner’s intent; authorizing the holder to give additional notices; and requiring, beginning January 1, 2011, a banking or financial organization to provide a written notice regarding escheat at the time a new account or safe deposit box is opened.

The enactment of SB306 makes specified changes to clarify existing law related to filing a notice of default on residential real property in California, including (among other things): clarifying that the provisions apply to mortgages and deeds of trust recorded from January 1, 2003 through December 31, 2007, secured by owner-occupied 3-4 residential real property containing no more than 4 dwelling units; revising the declaration to be filed with the notice of default; specifying how the loan servicers have to maximize net present value under their pooling and servicing agreements applies to certain investors; specifying how and when the notice to residents of property subject to foreclosure is to be mailed; and extending the time during which the notice of sale must be recorded from 14 to 20 days.  The bill also makes certain changes related to short-pay agreements and short-pay demand statements.

On February 20, 2009, Governor Schwarzenegger signed ABX2 7 and SBX2 7, which established the California Foreclosure Prevention Act.  The California Foreclosure Prevention Act modifies the foreclosure process to provide additional time for borrowers to work out loan modifications while providing an exemption for mortgage loan servicers that have implemented a comprehensive loan modification program. Civil Code Section 2923.52 requires an additional 90 day period beyond the period already provided before a Notice of Sale can be given in order to allow all parties to pursue a loan modification to prevent foreclosure of loans meeting certain criteria identified in that section.

A mortgage loan servicer who has implemented a comprehensive loan modification program may file an application for exemption from the provisions of Civil Code Section 2923.52.  Approval of this application provides the mortgage loan servicer an exemption from the additional 90-day period before filing the Notice of Sale when foreclosing on real property covered by the new law.

California Assembly Bill 1301 was signed by the Governor on July 16, 2008 and became law on January 1, 2009.  Among other things, the bill eliminated unnecessary applications that consume time and resources of bank licensees and which in many cases are now perfunctory.  All of current Article 5 — “Locations of Head Office” of Chapter 3, and all of Chapter 4 — “Branch Offices, Other Places of Business and Automated Teller Machines” were repealed.  A new Chapter 4 — “Bank Offices” was added.  The new Chapter 4 requires notice to the California Department of Financial Institutions (“DFI”) the establishment of offices, rather than the current application process.  Many of the current branch applications are perfunctory in nature and/or provide for a waiver of application.  Banks, on an exception basis, may be subject to more stringent requirements as deemed necessary.  As an example, new banks, banks undergoing a change in ownership and banks in less than satisfactory condition may be required to obtain prior approval from the DFI before establishing offices if such activity is deemed to create an issue of safety and soundness.  The bill eliminated unnecessary provisions in the Banking Law that are either outdated or have become undue restrictions to bank licensees.  Chapter 6 — “Powers and Miscellaneous Provisions” was repealed.  A new Chapter 6 - “Restrictions and Prohibited Practices” was added.  This chapter brings together restrictions in bank activities as formerly found in Chapter 18 — “Prohibited Practices and Penalties.”  However, in bringing the restrictions into the new chapter, various provisions were updated to remove the need for prior approval by the DFI Commissioner.  The bill renumbered current Banking Law sections to align like sections.  Chapter 4.5 — “Authorizations for Banks” was added. The purpose of the chapter is to provide exceptions to certain activities that would otherwise be prohibited by other laws outside of the Financial Code.  The bill added Article 1.5 - “Loan and Investment Limitations” to Chapter 10 — “Commercial Banks.”  This article is new in concept and acknowledges that investment decisions are business decisions — so long as there is a diversification of the investments to spread any risk.  The risk is diversified in this article by placing a limitation on the loans and investments that can be made to any one entity.  This section is a trade-off for elimination of applications to the DFI for approval of investments in securities, which were repealed.

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

•                  Enabled the DFI to issue an order against a bank licensee parent or subsidiary;

•                  Provided that the examinations may be conducted in alternate examination periods if the DFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the DFI may not accept two consecutive examination reports made by federal regulators;

•                  Provided that the DFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the DFI shall deem advisable;

•                  Enabled the DFI to issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

•                  Enabled the DFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.

Recent Accounting Pronouncements

Adoption of New Financial Accounting Standards

FASB Accounting Standards Codification™ (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standard ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65-1, (previously SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements.  This standard requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted the provisions of this standard on January 1, 2009 without a material impact on our financial condition or results of operations.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC No. 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment.  This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities.  The amount of impairment related to other factors is recognized in other comprehensive income.  These changes were effective for interim and annual periods ended after June 15, 2009.  We adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on our financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  This standard was effective for interim and annual periods ended after June 15, 2009.  We adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on our financial condition or results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value.  This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update was effective for the first reporting period (including interim periods) beginning after August 2009.  We adopted the provisions of this update on October 1, 2009 and they did not have a material impact on our financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations.  This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  This standard was effective for the first annual reporting period beginning on or after December 15, 2008.

Item 1a. Risk Factors

This discussion provides insight into Management’s assessment of risks relating to our business and its expectations for 2010. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

•                  declines in the Company’s and the Bank’s regulatory capital ratios which have resulted in the issuance of a going concern emphasis of a matter paragraph in the audit report issued by the Company’s independent registered public accounting firm;

•                  operating restrictions placed on the Company and the Bank by its regulators;

•                  continued deterioration in real estate markets and in general economic conditions, internationally, nationally and in the State of California;

•                  increased loan delinquencies, foreclosures, and customer bankruptcies due to the decline in the value of real estate collateral securing such loans and the high unemployment rate;

•                  changes in the interest rate environment which have reduced interest margins and increased interest rate risk;

•                  the availability of sources of liquidity at a reasonable cost;

•                  increased competitive pressure among financial services companies;

•                  legislative or regulatory changes adversely affecting the business in which the Company engages;

•                  technology implementation problems, computer system failures or security breaches; and

•                  raising additional capital that could have a dilutive effect on the existing holders of the Company’s common stock.

Going Concern Risk.  The Company and its subsidiary Bank have been significantly and adversely impacted by the continued decline in economic conditions in the U.S. and, more specifically, Northern California.  The Bank faces unprecedented challenges with the increasing level of nonperforming loans and related foreclosed real estate, both of which are severely impacted by the steep declines in the underlying value of real estate collateral which has resulted in greater provisions for loan losses and write downs of other real estate values.  Shareholders’ equity of the Company has decreased from $40.1 million at December 31, 2008 to $16.0 million at December 31, 2009.  As a result, the Company and the Bank are considered to be “undercapitalized” for bank regulatory purposes as of December 31, 2009.  These conditions create a substantial doubt about the Company’s and Bank’s ability to continue as a going concern.  The Company’s Annual Report on Form 10-K for 2009 includes an audit report by the Company’s independent registered public accounting firm containing an emphasis of a matter paragraph related to the Company’s ability to continue as a going concern.

The Company’s agreement with the Federal Reserve Board of Governors (“FRB”).  We entered into an agreement (“FRB Agreement”) with the FRB where we agreed to certain covenants and conditions that require us, among other things:

•                  to not receive dividends or distributions that represent a reduction of capital from the Bank, without the prior approval of the FRB;

•                  to not declare or pay dividends or distributions without the prior approval of the FRB;

•                  to not incur any new debt, increase or renew any existing debt, or guarantee any debt, without the prior approval of the FRB;

•                  to not issue any trust preferred securities without the prior approval of the FRB; and

•                  to not purchase, redeem, or otherwise acquire any of our stock without the prior approval of the FRB.

The Bank is subject to certain operating restrictions.  The Bank agreed to certain covenants and conditions in the informal joint Memorandum of Understanding effective April 21, 2009 between the Bank and its primary regulators, the Federal Deposit Insurance Corporation (FDIC) and California Department of Financial Institutions (DFI)  that restrict the operations of the Bank, including retaining qualified management, improving asset quality by reducing classified assets by collection or charge-off, maintaining an adequate loan loss allowance, reducing the aggregate amount of credit outstanding for borrowers of non-owner occupied commercial real estate and construction land development loans, improving the Bank’s overall risk profile, increasing the Bank’s Tier 1 capital ratio to equal or exceed 10% and not paying cash dividends without the prior written consent of the FDIC and DFI.  Management of the Bank expects to fully comply with such operating restrictions, to include the raising of additional capital discussed at Note 2 to the Consolidated Financial Statements.  However, there are no assurances that the actions by management of the Bank and the Company to comply with such restrictions will be fully compliant.

As a result of a regularly scheduled and recently concluded joint FDIC and DFI examination, management expects to receive a formal order (“Order”) from the FDIC and the DFI which will replace the informal Memorandum of Understanding discussed above.   The Order is expected to include provisions to further strengthen and improve asset quality, enhance problem loan identification policies and procedures including identification of impaired loans and troubled debt restructured loans, reduce the level of classified assets, maintain certain capital ratios and request regulatory approval prior to paying any cash dividends. At this time, management does not know what impact the Order will have on the Company’s business strategies. Furthermore as the Bank is considered “undercapitalized” for bank regulatory purposes under the Prompt Corrective Action regulations, it will be required to file a capital restoration plan and is automatically subject to among other things, restrictions on dividends, restrictions on access to the Federal Reserve’s discount window, restrictions on asset growth, and being prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of the FDIC.

Continued deterioration of real estate markets could result in further losses for the Company as nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.  As of December 31, 2009, approximately 58% of the loans of the Bank were secured by real estate.  The risk of nonpayment of loans is inherent in commercial banking.  Such nonpayment, if it occurs, would likely have a material adverse effect on the Bank’s earnings and the overall financial condition of the Company.  Furthermore, the ability of the Bank to originate loans secured by real estate may be impaired by adverse changes in local and regional economic conditions in the real estate market, increasing interest rates or by acts of nature, including earthquakes and flooding.  Due to our concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral underlying loans resulting in losses.  Such resulting losses might materially adversely affect our financial condition.

At December 31, 2009, our nonperforming loans were 11.8% of total loans, and at December 31, 2009, our nonperforming assets (which includes foreclosed real estate) were 12% of total assets.  Nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets.  We generally do not record interest income on nonperforming loans or other real estate, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in nonperforming assets or that the disposition of such non-performing assets will not adversely affect our profitability.

Continued deterioration of economic conditions could hurt the financial condition of the Company and the Bank.  The banking business is affected by general economic and political conditions, both domestic and international.  The weakened general economic conditions have adversely affected the profitability of the Company and the Bank.

Most of the Bank’s assets and deposits are generated in California.  As a result, poor economic conditions in California have caused the Bank to incur losses associated with higher default rates and decreased collateral values in its loan portfolio.  Economic conditions in California are subject to various uncertainties at this time, including the impact of the decline in real estate values, higher unemployment, inflation in energy costs and consumer prices, and the fiscal crisis of the state of California.  If economic conditions in California continue to decline, the Bank expects that its level of problem assets could increase accordingly.

The operations of the Company are primarily located in Northern California.  As a result of this geographical concentration, the Company’s results depend largely upon the economic conditions in Northern California.  Adverse economic conditions in Northern California may have a material adverse affect on the financial condition and results of operations of the Company.  A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in Northern California with the following consequences, any of which could further adversely affect our business:

•                  loan delinquencies and defaults may increase;

•                  problem assets and foreclosures may increase;

•                  demand for our products and services may decline;

•                  low cost or noninterest bearing deposits may decrease;

•                  collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;

•                  foreclosed assets may not be able to be sold;

•                  volatile securities market conditions could adversely affect valuations of investment portfolio assets; and

•                  reputational risk may increase due to public sentiment regarding the banking industry.

Tight credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.  Continued tight credit markets and/or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, we also rely on nonbrokered time certificates of deposits. Our ability to obtain additional sources is impaired by the deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets.  In the event such a disruption should occur, our ability to access these sources could be adversely affected both as to price and availability, which would limit or potentially raise the cost of the funds available to us.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.  As of December 31, 2009, our commercial real estate loans amounted to $228.7 million, or 52.79% of our total loan portfolio, and our commercial business loans amounted to $80.8 million, or 18.64% of our total loan portfolio.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Bank’s commercial real estate and commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

Changes in net interest income and net interest margin.  Net interest income is the difference or spread between the interest and fees earned on loans and investments (the Company’s earning assets) and the interest expense paid on deposits and other liabilities. Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. A shift in the relative size of these major balance sheet categories has an impact on net interest income and net interest margin. To the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans. However, additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. In general, depositors are willing to accept a lower rate on their funds than are other providers of funds because of FDIC insurance coverage. To the extent that the Company can fund asset growth by deposits, especially the lower cost transaction accounts, rather than borrowing funds from other financial institutions, the average rates paid on funds will be less, and net interest income more.

Although the Company expects to continue to realize income from its net interest margin spread, an increase in interest rates may adversely affect the ability of borrowers with variable rate loans to pay the interest on, and principal of, their obligations. The Company cannot control these factors. The changes in levels of market interest rates could materially affect our net interest spread, asset quality, loan origination volume and overall profitability.

The Company faces intense competition from larger, more established institutions.  The banking business in California is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. With respect to commercial bank competitors, major banks dominate the industry.  Most such banks offer certain services which the Bank is not equipped to offer directly (but some of which the Bank offers indirectly through correspondent institutions) and, by virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank has.  In addition to commercial banks, the Bank competes with savings institutions, credit unions, and numerous nonbanking companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software.  Mergers between financial institutions, federal and state interstate banking laws, and technological innovation have also resulted in increased competition in the financial services markets.  No assurance can be given that the Bank’s efforts to compete with these other financial institutions will be successful.

The Company is dependent on management.  The success of the Company is dependent on the services and prospective customer relationships of its key officers.  The loss of any key officer for any reason could have a material adverse effect on the Company.  There is also no guaranty that the Company would be able to replace such individuals with persons of comparable skills or with comparable customer relationships.  The Company also may not be able to attract and retain additional key personnel with the skills and expertise necessary to achieve and manage its operations.

Governmental supervision of banking, monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.  Banks are subject to extensive governmental supervision, regulation and control by regulatory agencies and entities, which have materially affected the business of financial institutions.  In recent years the regulations applicable to banks have changed dramatically, have substantially affected the banking business and increased the cost of doing business.  The primary objective of these agencies and entities is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ.  The regulatory agencies and entities have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if the restrictions limit the ability of the banking institution to expand its business and introduce new financial products and services.  Such regulatory restrictions are likely to reduce the amount of investment risk and resulting potential financial gains that banks may assume.

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each include programs that are intended to help stabilize the U.S. financial system.  However, it is uncertain whether such legislation will sufficiently resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system.  The failure of the EESA or ARRA to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

Recent regulations issued by the FDIC to limit the interest rate that may be paid on deposits and the type of deposits that may be taken by insured depository institutions that are less than “well capitalized”, including the Bank, may result in lower total deposits at the Bank that may require the Bank to sell assets to compensate for lower total deposits.  The sale of assets at less than cost by the Bank to compensate for lower deposits may result in losses for the Bank.  In addition, the inability to bring in deposits will restrict the future growth of the Bank.  The Company will be required to raise additional capital to provide the necessary capital to the Bank to allow it to be “well capitalized” and be exempt from such interest rate limitations.

Technology implementation problems or computer system failures could adversely affect us.  Our future growth prospects will be highly dependent on the ability of the Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank’s ability to compete will depend upon its ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, the Company’s business and operations and those of the Bank could be susceptible to adverse effects from computer failures, communication and energy disruption, and activities such as fraud of unethical individuals with the technological ability to cause disruptions or failures of the Bank’s data processing system.

Information security breaches or other technological difficulties could adversely affect us.  We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security. The Bank will continue to rely on the services of various vendors who provide data processing and communication services to the banking industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

Our controls over financial reporting and related governance procedures may fail or be circumvented.  Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures.  We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, assurances that the objectives of the system are met.  Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.

The effects of legislation in response to current credit conditions may adversely affect us.  Legislation that has or may be passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause us to experience higher credit losses if such legislation reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan and lease losses and require a material increase in the allowance for loan and lease losses.

The effects of changes to FDIC insurance coverage limits are uncertain and increased premiums adversely affect us.  EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. In addition, the FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Further potential increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on us.  On September 30,

2009 the Bank paid a special FDIC insurance assessment of $267,513.  The FDIC also adopted a rule requiring all insured depository institutions including the Bank to prepay three years of FDIC assessments in the fourth quarter of 2009.  The amount of this prepaid assessment was $3,879,000 which is to be charged against income over a three year period.  While the prepaid assessments are not charged to income for 2009, but rather will be expensed based on the Bank’s quarterly assessments under the new risk-based assessment system, the amount paid in December will reduce the cash and liquidity of the Bank at year end 2009. Due to the significant losses at failed banks and expected losses for banks that will fail, it is likely that FDIC insurance fund assessments on the Bank will increase, and such assessments may materially adversely affect the profitability of the Bank.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.  We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  We are evaluating opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations.  Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the Federal banking regulatory agencies as well as other regulatory targets.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of outstanding stock options under our stock option plans, could be substantially dilutive to shareholders of our common stock Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We are unable to pay cash dividends in the foreseeable future due to dividend restrictions on common stock under the Regulatory Agreement and FRB Agreement.  Under the FRB Agreement, we may not pay any dividends on common stock without the prior permission of the FRB for the duration of such agreement.  It is expected that prior permission of the FRB will not be allowed until the financial condition of The Company and the Bank improves significantly.

Item 1b. Unresolved Staff Comments

No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

Item 2.           Properties

The following properties (real properties and/or improvements thereon) are owned by the Company and are unencumbered. In the opinion of Management, all properties are adequately covered by insurance.

Location	Use of Facilities	Square Feet of Office Space	Building Cost

237 West East Avenue Chico, California (building is owned, land is leased)	Branch Office	4,771	$845,493

1335 Hilltop Dr Redding,California (building is owned, land is leased)	Branch Office	4,150	$1,447,000

5026 Rhonda Rd Anderson, California (building is owned, land is leased)	Branch Office	3,202	$1,012,000

The following facilities are leased by the Company:

		Square Feet of	Monthly Rent	Term of
Location	Use of Facilities	Office Space	as of 12/31/09	Lease

14001 Lakeridge Circle	Branch Office	600	$619	3/31/2013	(1)
Magalia, California

237 West East Ave.	Branch Office		$4,552	10/31/2028	(2)
Chico, California
land lease only

900 Mangrove Ave.	Branch Office	6,000	$7,132	9/30/2011	(3)
Chico, California

6653 Clark Road	Branch Office	4,640	$5,405	3/31/2013	(4)
Paradise, California

5959 Greenback #430	Loan Office	1,315	$3,223	7/31/2012	(5)
Citrus Heights, California

936 Mangrove Ave.	General Offices	6,000	$4,881	2/28/2013	(6)
Chico, California

904 B Street	Branch office	4,742	$10,670	10/31/2016	(7)
Marysville CA

1017 Bridge St	Branch office	1,500	$1,300	2/28/2014	(8)
Colusa CA

950 Hwy 99W	Branch office	5,300	$13,250	10/31/2026	(9)
Corning CA

1335 Hilltop Dr	Branch office		$6,250	2/28/2021	(10)
Redding CA
land lease only

5026 Rhonda Rd	Branch Office		$4,500	12/31/2027	(11)
Anderson, CA
land lease only

672 Pearson Road Paradise, California	Branch Office	4,200	$10,073	2/28/2023	(12)

2227 Myers Street Oroville, California	Branch Office	9,800	$7,707	2/28/2023	(13)

2041 Forest Avenue Chico, California	Branch Office	8,000	$19,960	2/28/2023	(14)

1390 Ridgewood Drive Chico California	Central Services/ Information Svcs	8,432	$7,187	2/28/2023	(15)

1600 Butte House Road Yuba City, California	Branch Office	6,580	$20,775	2/28/2023	(16)

10 Gilmore Road Red Bluff, California	Branch Office	8,000	$16,732	2/28/2023	(17)

1360 East Lassen Avenue Chico, California	Administration Credit Services	17,000	$18,161	2/28/2023	(18)

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

(6)  This is the termination date of the current 10-year lease.  The Conpany also has one renewal option for ten years.

(7)  This is the termination date of the current 10-year lease.  The Company has two renewal options for five years each.

(8) This is the termination date of the current 10-year lease.  The Company does not have renewal options on this property.

(9) This is the termination date of the current 20 year lease.  The Company does not have renewal options on this property.

(10) This is the termination date of the current 15 year land lease.  The Company has three renewal options for five years each.

(11) This is the termination date of the current 15 year lease.  The company has three renewal options for five years each.

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

Item 4.    Not Applicable

PART II

Item 5.    Market for Registrants Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Community Valley Bancorp was previously listed on the NASD OTC Bulletin Board starting June 17, 2002 (the effective date of the holding company reorganization), and Butte Community Bank was previously also listed on the NASD OTCBB. Our Common Stock traded under the symbol CVLL and the CUSIP number for such common stock is #20415P101. Previously the Butte Community Bank CUSIP number for the common stock was #12406Q107.  On May 1, 2006 the Company began trading on the Nasdaq Capital Market.   Trading in the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market.

In September 2009, the Company voluntarily delisted from the Nasdaq capital Market and is now traded on NASD OTCBB under the symbol CVLL.OB. CUSIP remains 20415P101. In December 2009 the Company issued two series of Preferred Stock, both of which are currently restricted. Community Valley Bancorp Preferred Stock Series A CUSIP is 20415P200. Preferred Stock Series B does not have a CUSIP.

Management is aware of the following securities dealers who make a market in the Company’s stock: Howe Barnes Hoefer & Arnett Inc., San Francisco, California, Wedbush Morgan Securities, Lake Oswego, Oregon and Sandler O’Neill & Partners, LP, New York, NY, (the “Securities Dealers”).

The following table summarizes trades of the Company setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources. The information in the following table does not include trading activity between dealers.

	Sale Price of the Company’s		Approximate
Calendar	Common Stock		Trading Volume
Quarter Ended	High	Low	Shares
March 31, 2008	12.50	9.20	193,391
June 30, 2008	12.35	6.75	95,659
September 30, 2008	9.39	6.00	69,789
December 31, 2008	7.50	4.14	72,247
March 31, 2009	5.00	2.28	224,332
June 30, 2009	4.28	3.11	65,907
September 30, 2009	5.84	2.81	135,034
December 31, 2009	3.45	0.65	129,406

(b)           Holders

On April 12, 2010 there were approximately 542 shareholders of record of the Company.

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

The policy is to declare and pay dividends of no more than 40% of its previous year’s net income to shareholders. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend. In addition, the Company’s agreement with the Federal Reserve requires regulatory approval prior to declaring or paying dividends.

The Company paid cash dividends during the first three quarters of 2008 before suspending the dividend payment in the fourth quarter.  A total of $1.1 million or $0.16 per share was paid in 2008, representing 18% of the prior year’s earnings.   The Company suspended its payment of dividends to shareholders in 2009 to preserve its capital as it became apparent economic conditions would not support the payment of dividends and the maintenance of minimum capital ratios established by the Company.

The ability of the Bank’s Board of Directors to declare cash dividends is also limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions. A detailed discussion is located in Item 1 above.

(d)           Stock Repurchase Plan

There was no stock repurchase plan in place for 2009.

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

The Board of Directors approved a plan to repurchase up to $6,000,000 of the outstanding common stock of the Company in 2007. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2008, 12,067 shares were repurchased for $119,000 at an average price of $9.84 per share. During 2009, no shares of the Company’s common stock were repurchased.

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

(e)           Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2009, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a).
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	311,751	$7.35	127,092

Equity compensation plans not approved by security holders	None	None	None

Total	311,751	$7.35	127,092

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

On December 30, 2009, the Company, pursuant to a loan participation and debt conversion agreement (“Agreement”) converted $3.3 million in outstanding debt into shareholder equity by issuing Company preferred stock in a private placement transaction under Section 4(2) of the Securities Act of 1933.  The $3.3 million outstanding debt of the Company was the net balance of the principal amount of a loan from Pacific Coast Bankers’ Bank (“PCBB”) to the Company that was collateralized by all of the outstanding common stock of the Bank.  As part of the transaction, $1.2 million of the $3.3 million loan from PCBB was participated by PCBB to certain accredited investors, including certain directors of the Company in a private placement transaction under Section 4(2) of the Securities Act of 1933.  The participated debt of $1.2 million was then converted into 240,000 shares of 6% Mandatory Convertible Cumulative Preferred Stock Series A (“Preferred Stock Series A”).  The remaining $2.1 million of $3.3 million debt was converted into 105,647 shares of 8% Cumulative Perpetual Preferred Stock Series B (“Preferred Stock Series B”) that was issued in a private placement transaction Section 4(2) of the Securities Act of 1933 to Pacific Coast Bankers’ Bank.

Both Preferred Stock Series A and Preferred Stock Series B are voting and have voting rights of one vote per share and have the same voting rights as common shares.  In addition the Preferred Stock Series A, with a liquidation value of $5 per share and cumulative dividends at 6% per annum, are mandatorily and optionally convertible into common stock at a conversion ratio of $2 per common share, subject to adjustment.  The Preferred Stock Series B, with a liquidation value of $20 per share and cumulative dividends at 8% per annum, are perpetual in life and are optionally convertible into common stock at a conversion ratio of $2.50 per common share, subject to adjustment.  PCBB also has certain rights to require the Company to register the Company’s common stock issued by the Company to PCBB in the conversion of the Preferred Stock Series B into common stock.  In the debt conversion, all of the outstanding shares of common stock of Bank held as collateral for the $3.3 million debt was released by PCBB to the Company.  The Company has the option to redeem at a premium the outstanding shares of Preferred Stock Series A and the Preferred Stock Series B.

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

Selected Financial Data

(dollars in thousands, except per share data)

	As of December 31,
	2009	2008	2007	2006	2005
Income Statement Summary
Interest income	$28,866	$37,315	$43,223	$40,814	$32,438
Interest expense	$6,710	$10,365	$13,889	$9,532	$5,331
Net interest income before provision for loan losses	$22,156	$26,950	$29,334	$31,282	$27,107
Provision / credit for loan losses	$23,057	$3,742	$(16)	$638	$825
Non-interest income	$11,769	$8,939	$8,475	$6,769	$6,711
Non-interest expense	$32,272	$28,276	$26,927	$25,160	$20,824
(Loss) income before provision for income taxes	$(21,404)	$3,871	$10,898	$12,253	$12,169
Provision for income taxes	$6,104	$1,132	$4,439	$5,102	$4,971
Net (loss) income	$(27,508)	$2,739	$6,459	$7,151	$7,198

Balance Sheet Summary
Total loans, net	$420,035	$486,522	$441,350	$442,251	$401,221
Allowance for loan losses	$(12,975)	$(7,826)	$(5,232)	$(5,274)	$(4,716)
Investment securities available for sale	$4,377	$6,462	$4,668	$3,350	$4,381
Investment securities held to maturity	$1,229	$634	$1,596	$1,777	$2,295
Interest-bearing deposits in banks	$2,740	$2,576	$4,250	$2,278	$6,636
Cash and due from banks	$12,119	$21,743	$31,714	$20,558	$18,988
Federal funds sold & other	$46,535	$36,605	$54,290	$42,070	$29,015
Premises and equipment, net	$5,271	$7,013	$17,905	$15,359	$11,221
Total interest-earning assets	$474,916	$532,799	$506,154	$491,726	$443,548
Total assets	$538,512	$594,602	$580,011	$549,531	$493,851
Total interest-bearing deposits	$420,823	$444,326	$423,417	$407,868	$350,682
Total deposits	$498,163	$526,485	$500,991	$484,856	$434,018
Total liabilities	$522,560	$555,105	$529,646	$504,310	$453,222
Total shareholders’ equity	$15,952	$40,139	$50,974	$45,726	$41,555
Per Share Data (1)
Basic (loss) earnings per share	$(4.21)	$0.39	$0.87	$0.98	$1.00
Diluted earnings per share	—	$0.39	$0.85	$0.93	$0.95
Book value per weighted average share	$2.44	$5.78	$6.81	$6.28	$5.80
Cash dividends	$—	$0.16	$0.32	$0.26	$0.16

Weighted average common shares outstanding, basic	6,537,983	6,940,876	7,416,874	7,279,969	7,166,258
Weighted average common shares outstanding, diluted	—	7,008,838	7,611,959	7,661,045	7,611,704

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (2)	(75.25)%	6.11%	13.22%	15.99%	18.82%
Return on Average Assets (3)	(4.78)%	0.47%	1.13%	1.38%	1.51%
Net Interest Margin (4)	4.22%	5.09%	5.68%	6.62%	6.32%
Dividend Payout Ratio (5)	—	41.03%	36.74%	26.47%	15.93%
Equity to Assets Ratio (6)	6.35%	6.74%	8.78%	8.64%	8.02%
Net Loans to Total Deposits at Period End	84.32%	92.41%	88.10%	91.21%	92.44%
Asset Quality Ratios:
Non Performing Loans to Total Loans	11.76%	3.01%	0.06%	0.51%	0.00%
Nonperforming Assets to Total Loans and Other Real Estate	14.42%	3.41%	0.06%	0.51%	0.00%
Net Charge-offs to Average Loans	3.78%	0.24%	0.00%	0.02%	0.00%
Allowance for Loan Losses to Gross Loans at Period End	2.99%	1.58%	1.17%	1.18%	1.16%

Capital Ratios (Company):
Tier 1 Capital to Adjusted Total Assets	3.0%	8.1%	11.5%	10.1%	9.8%
Tier 1 Capital to Total Risk-Weighted Assets	3.5%	8.8%	13.1%	10.9%	11.4%
Total Capital to Total Risk-Weighted Assets	6.2%	10.0%	14.1%	11.9%	12.5%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition as of December 31, 2009 and 2008 and results of operations of the Company for each of the years in the three-year period ended December 31, 2009. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8).

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

Critical Accounting Policies

General

The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting policies require significant judgment to estimate values of assets or liabilities. In addition, certain accounting policies require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and policies.

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

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market. The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. Servicing assets are amortized over the estimated life of the related loan. I/O strips are not significant at December 31, 2009. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

Compensation cost is recognized for all share-based payments over the requisite service periods of the awards based on the grant date fair value of the options determined using the Black-Scholes-Merton based option valuation model.  Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Notes 1 and 11 to the Consolidated Financial Statements in Part II Item 8.

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During 2008, the Company recognized an impairment charge of $1,489,000 on a trust preferred security it held for investment. In January 2009, the security was sold at a loss of $172,000.

Revenue Recognition

The Company’s primary source of revenue is net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from government guaranteed lending, electronic-based cash management services, mortgage brokerage fee income and payroll services. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Since January 1, 2007, the Company has accounted for uncertainty in income taxes under ASC 740, Accounting for Uncertainty in Income Taxes.  Under the provisions of ACS 740, only tax positions that meet the more likely than not recognition threshold that the tax position will be sustained in a tax examination are recognized.

We use a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

If Management determines, based on available evidence at the time, that it is more likely than not that some portion or all of the deferred tax assets will not be realized, then a valuation allowance against the deferred tax asset must be established. In evaluating the likelihood of realizing the benefit of the deferred tax asset, Management estimates future taxable income based on Management’s business plans and ongoing tax planning strategies against which the deferred tax asset may be applied. This process involves significant judgment about assumptions that are subject to revision from period to period based on changes in tax laws or variances between the Company’s projected operating performance and the Company’s actual results and other factors. A valuation allowance for deferred tax assets is established through an expense recorded in the statement of operations.

For the three years ended December 31, 2009, 2008 and 2007, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize the Company’s deferred tax assets in the future. The cumulative pretax loss position was caused primarily by the significant amount of loan loss provision and other real estate expense taken in 2009. As a result of these losses, a valuation allowance was recorded at December 31, 2009.

The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will need to continue to monitor all available evidence related to the Company’s ability to utilize its net deferred tax assets. The Company’s income tax expense in future periods will be increased or reduced to the extent of offsetting increases or decreases to the Company’s net deferred tax asset valuation allowance.

Summary of Performance

For 2009, the net loss was $(27.51) million, compared to the net income of $2.74 million earned in 2008 and $6.46 million in 2007. Net loss per share was $(4.21) for 2009, as compared to net income per diluted share of $.39 during 2008 and $.87 in 2007. The Company’s Return on Average Assets (“ROAA”) was (4.78)% and Return on Average Equity (“ROAE”) was (75.25)% in 2009, as compared to .47% and 6.11%, in 2008 and 1.13% and 13.22%, for 2007, respectively.

The significant factors impacting the net loss in 2009 were:

•                  The provision for loan losses of $23.1 million due to net charge-offs totaling $17.9 million and related other real estate expenses of $6.64 million. This is a direct result of the deterioration of the economy, the effect of declining real estate values and the increasing unemployment rate;

•                  The downward movement in rates of 400 basis points by the FOMC (Federal Open Market Committee) throughout 2008 which remained unchanged in 2009 had a negative impact on the net interest margin. This compression of interest rates, in addition to the significant increases in nonaccrual loans, decreased net interest income by $4.8 million from 2008 to 2009;

•                  FDIC assessments increased $1.3 million in 2009 from 2008; and

•                  A valuation allowance of $15.2 million was established against the Company’s deferred tax assets.

These expenses were partially offset by a decrease in salaries and employee benefits and the gain on the sale of the merchant processing portfolio.

The economic downturn and the downward trends in the real estate market had a negative effect on our construction loan business and the related mortgage loans that in the past had provided substantial gains when the loans sold on the secondary market. Even in the current environment the Company was able to continue to sell several USDA Business and Industry guaranteed loans and SBA loans allowing us to realize gains during 2009 approximately equal to $510,000 over the gains in 2008.

Results of Operations

The Impact of Changes in Assets and Liabilities to Net Interest Income and Net Interest Margin

We monitor asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities.  We respond to all of these to protect and maximize income while managing risks within acceptable levels as set by the

Company’s policies.  In addition, alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company.  This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in ways described below.  The management staff responsible for asset/liability management operates under the oversight of the Asset/Liability Committee and provides regular reports to the Board of Directors.  Board approval is obtained for major actions or the occasional exception to policy.

Net Interest Income and Net Interest Margin

The Company earns income from two primary sources. The first is net interest income brought about by income from the successful deployment of earning assets less the costs of interest-bearing liabilities. The second is non-interest income, which generally comes from customer service charges and fees, but can also result from non-customer sources such as gains on loan sales. The majority of the Company’s non-interest expenses are operating costs which relate to providing a full range of banking services to our customers and the costs related to foreclosed real estate.

Net interest income, which is simply total interest income (including fees) less total interest expense, was $22.2 million in 2009 compared to $26.9 million and $29.3 million in 2008 and 2007, respectively. This represents a decrease of 17.8% in 2009 from 2008 and a decrease of 8.2% in 2008 from 2007. The amount by which interest income exceeds interest expense depends on several factors. Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

Distribution, Rate & Yield

	Year Ended December 31,
	2009 (a)			2008 (a)			2007 (a)
(In thousands, except percentages)	Average Balance	Interest	Avg Rate (4)	Average Balance	Interest	Avg Rate (4)	Average Balance	Interest	Avg Rate (4)
Assets
Investments:
Federal funds sold	$42,580	$96	0.23%	$31,086	$602	1.94%	$51,358	$2,475	4.82%
Taxable	4,852	205	4.23%	7,054	410	5.81%	4,053	229	5.66%
Non-taxable (1)	1,404	65	4.63%	1,386	65	4.69%	1,377	65	4.70%
Interest bearing deposits in banks	2,666	74	2.78%	7,950	389	4.89%	2,509	182	7.24%
Total investments	51,502	440	0.85%	47,476	1,466	3.09%	59,297	2,951	4.98%
Loans:
Agricultural	36,677	2,209	6.02%	33,097	2,301	6.95%	30,832	2,818	9.14%
Commercial	83,211	5,532	6.65%	84,422	6,954	8.24%	70,732	7,242	10.24%
Real estate	289,817	16,359	5.64%	305,871	22,482	7.35%	307,430	26,472	8.61%
Consumer	64,072	4,326	6.75%	58,818	4,112	6.99%	48,039	3,740	7.79%
Total loans	473,777	28,426	6.00%	482,208	35,849	7.43%	457,033	40,272	8.81%
Total earning assets (2)	525,279	28,866	5.50%	529,684	37,315	7.04%	516,330	43,223	8.37%
Non earning assets	54,653			47,667			56,122
Average total assets	$579,932			$577,351			$572,452

Liabilities & Shareholders’ Equity
Interest bearing deposits:
NOW	$124,368	$391	0.31%	$117,903	$634	0.54%	$116,403	$919	0.79%
Savings	110,780	1,005	0.91%	115,116	2,039	1.77%	113,913	3,567	3.13%
Money market	26,999	288	1.07%	33,357	531	1.59%	32,440	631	1.94%
TDOAs and IRAs	9,863	245	2.48%	7,941	298	3.75%	7,632	343	4.49%
Certificates of deposit < $100,000	86,333	1,778	2.06%	73,815	2,686	3.64%	77,341	3,655	4.73%
Certificates of deposit > $100,000	82,562	2,213	2.68%	85,683	3,407	3.98%	74,230	3,656	4.93%
Total interest bearing deposits	440,905	5,920	1.34%	433,815	9,595	2.21%	421,959	12,771	3.03%
Borrowed Funds:
Total borrowed funds	13,117	790	6.02%	11,445	770	6.73%	13,523	1,118	8.27%
Total interest bearing liabilities	454,022	6,710	1.48%	445,260	10,365	2.33%	435,482	13,889	3.19%
Demand deposits	73,610			73,545			81,860
Other liabilities	11,757			13,718			6,251
Total liabilities	539,389			532,523			523,593
Shareholders’ equity	38,445			44,828			48,859
Average liabilities and equity	$577,834			$577,351			$572,452

Net interest income & margin (3)		$22,156	4.22%		$26,950	5.09%		$29,334	5.68%

(a)    Average balances are obtained from the best available daily or monthly data.

(1)    Yields on tax exempt income have not been computed on a tax equivalent basis.

(2)             Average non-accrual loan balances of $26.74 million for 2009, $10.14 million for 2008 and $194 thousand for 2007 have been included in total average loans for purposes of calculating average total earning assets.

(3)    Represents net interest income as a percentage of average interest-earning assets.

(4)            Yields and amounts earned on loans include loan fees of $1,522,000, $1,761,000 and $1,936,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

During 2009, the Company’s net interest margin declined primarily as a result of the change in interest rates as the Federal Open Market Committee (FOMC) lowered rates throughout 2008 illustrated by the decline in the average prime interest rate to 3.25% in 2009 from 5.09 %in 2008. Additionally, interest earned in the Company’s loan portfolio declined because of an increase in average non-accrual loans of $16.6 million in 2009 compared to 2008. Excluding non-accrual average balances from total loans at December 31, 2009, the average rate on loans would have been 6.36% and the net interest margin would have been 4.44%. Average investments, primarily Federal funds sold, increased by 8.5% while loan growth, on an average basis, decreased by 1.75%. Although mitigated by the decline in the rates paid on interest bearing liabilities, this combination resulted in an overall decrease of 87 basis points in the net interest margin. On an average basis, the rates on loans decreased 143 basis points resulting in a decrease in interest income of $6.8 million, additionally the decrease in average volume of loans of $8.4 million resulted in a decrease in interest income of $626,000. On an average basis, the rate on investments decreased by 224 basis points resulting in a decrease in interest income of $863,000. This decrease is largely due to the fed funds average rate decrease from 1.94% in 2008 to .23% in 2009.  The increase in average volume of investment securities of $4.0 million was offset by this decrease in rate and resulted in a decrease in interest income of $164,000.  Overall, interest income on earning assets decreased by $8.4 million.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Company’s net interest margin for 2009 was 4.22%, a decrease of 87 basis points from the 5.09% reported in 2008. For the year 2007, this margin was 5.68%. The Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio and the rates paid on each segment of the Company’s interest bearing liabilities. That same table also shows the Company’s average daily balances for each principal category of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

A large portion of the Bank’s loans carry variable rates and re-price immediately, subject to certain floors, versus a large base of core deposits which are generally slower to re-price. Interest expense decreased in 2009 as rates decreased in line with 2008 prime rate decreases while the Company’s mix of average deposits remained consistent with the 2008 levels.  The average rates paid on interest bearing deposits for 2009 decreased 87 basis points to 1.34% compared to 2.21% in 2008 and 3.03% in 2007. The changes in deposit rates in 2009 compared to 2008 were primarily due to the changes in interest rates brought on by Federal Reserve Board actions in 2008 as discussed previously. The average rates that are paid on deposits generally trail behind these changes for two reasons: (1) financial institutions do not always change deposit rates with each small increase or decrease in short-term rates; and (2) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rate paid on all of the individual accounts. Only new accounts and those that mature and are renewed will bear the new rate. The average balances of interest bearing liabilities of $454.0 million were $8.8 million or 2.0% higher in 2009 than 2008.  On an average basis, NOW account deposits were up $6.5 million, savings account deposits down $4.3 million, money market account deposits were down $6.4 million and certificate of deposit balances were up $11.4 million.  The average balance of non-interest bearing demand deposits decreased by only $259,000 from 2008 to 2009.

From 2008 to 2009, the Company’s average loan portfolio decreased by approximately $8.4 million, or 1.7%, compared to the growth of $25.2 million, or 5.5% in 2008 over 2007.   During 2009, the loan portfolio averaged 81.7% of total assets, while for 2008 and 2007 such balances represented 83.5% and 79.8%, respectively, of average assets. In addition to the decline in yield related to a decline in market interest rates, loan yields for 2009 reflect an increase in the balance of average non-accrual loans.

Based on current economic conditions, the Company expects moderate decreases in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2010. It is anticipated that the Federal Reserve Board will not adjust interest rates in the foreseeable future.  It is also anticipated that the Company’s net interest margin may improve as time deposits reprice and loan rates remain stable.

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

	Years Ended December 31,
	2009 over 2008			2008 over 2007
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets:
Loans (1)	$(626)	$(6,797)	$(7,423)	$2,218	$(6,641)	$(4,423)
Federal funds sold	223	(729)	(506)	(977)	(896)	(1,873)
Investment securities:
Taxable	(128)	(77)	(205)	170	11	181
Non-taxable (2)	—	(1)	—	—	—	—
Interest bearing deposits in banks	(259)	(56)	(315)	394	(187)	207
Total	(789)	(7,660)	(8,449)	1,805	(7,713)	(5,908)

Interest-bearing liabilities:
Interest bearing deposits:
NOW and money market deposits	1	(487)	(486)	25	(410)	(385)
Savings deposits	(77)	(957)	(1,034)	38	(1,566)	(1,528)
Time deposits	432	(2,587)	(2,155)	396	(1,659)	(1,263)
Total interest bearing deposits	356	(4,031)	(3,675)	459	(3,635)	(3,176)

Other borrowings	112	(92)	20	(172)	(176)	(348)
Total interest bearing liabilities	468	(4,123)	(3,655)	287	(3,811)	(3,524)
Net interest margin/income	$(1,257)	$(3,537)	$(4,794)	$1,518	$(3,902)	$(2,384)

(1)          Non-accrual loans have been included in total loans in the above calculations.

(2)          Yields on tax exempt income have not been computed on a tax equivalent basis.

Non-interest Income

(dollars in thousands, unaudited)

Non-interest income:	2009	% of Total	2008	% of Total	2007	% of Total
Sale of merchant processing portfolio	$2,640	22.43%	$—	—	$—	—
Loss on sale of investment security	(172)	-1.46%	—	—	—	—
Service charges on deposit accounts	3,613	30.70%	3,904	43.67%	3,422	40.37%
Gain on sale of loans	1,612	13.70%	1,102	12.33%	1,506	17.77%
Loan servicing income	1,119	9.51%	556	6.22%	395	4.66%
Alternative investment fees	423	3.59%	545	6.10%	354	4.18%
Merchant card processing fees	86	0.73%	409	4.58%	403	4.76%
Earnings from cash surrender value of bank owned life insurance	421	3.58%	564	6.31%	383	4.52%
Other	2,027	17.22%	1,859	20.80%	2,012	23.74%
Total non-interest income	$11,769	100.00%	$8,939	100.00%	$8,475	100.00%
As a percentage of average earning assets	2.24%		1.69%		1.64%

For the year 2009, non-interest income increased $2,830,000 or 31.7% to $11,769,000 as compared to $8,939,000 for 2008. Noninterest income in 2007 was $8,475,000. The primary sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, the amortization of the gain on the sale and lease-back of certain properties beginning in 2008, alternative investment fees earned on the sale of non-deposit investment products, merchant credit card fees, earnings from changes in the cash surrender value of bank owned life insurance, and a one time gain of $2,640,000 on the sale of the merchant processing portfolio. Service charges on deposit accounts and loan sales income in 2009 accounted for 30.7% and 13.7%, respectively, of total non-interest income, as compared to 43.7% and 12.3%, respectively, for 2008 and 40.4% and 17.8%, respectively, for 2007. Loan servicing income, alternative investment fees, merchant credit card fees, and earnings from the cash surrender value of bank owned life insurance for 2009 were 9.5%, 3.6%, 0.7%, and 3.6%, respectively, of total non-interest income, as compared to 6.2%, 6.1%, 4.6%, and 6.3%, respectively, for 2008 and 4.7%, 4.2%, 4.8%, and 4.5%, respectively, for 2007.  Other non-interest income represented 17.2%, 20.8%, and 23.7%, respectively in 2009, 2008, and 2007.  Included in other non-interest income for 2009 was the amortization of the gain on the sale and lease-back of the seven properties which totaled $372,000 or 3.2%.

The primary source of non-interest income during 2009 was from service charges on deposit accounts which totaled $3,613,000, a decrease of $291,000.  This was followed by the one time pre-tax gain of $2,640,000 realized in the first quarter of 2009 from the sale of the merchant processing portfolio.  Gains on sales of loans increased $510,000 from $1,102,000 in 2008 to $1,612,000 in 2009. This was a result of the Government Lending Department selling the guaranteed portion of loans they originated.

The loan portfolio includes loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), U.S. Department of Agriculture, Rural Business-Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The portfolio of SBA, RBS and FSA government guaranteed loans being serviced by the Company increased by 12% from 2008 to 2009. The increase in loan servicing income of $563,000 from $556,000 in 2008 to $1,119,000 in 2009 was due to the retention of the servicing rights on these loans in addition to Fannie Mae mortgage servicing rights.

Alternative investment fees earned on the sales of non-deposit investment products decreased by $122,000 from $545,000 in 2008 to $423,000 in 2009 primarily as a result of less consumer investing in the securities market.

Merchant credit card processing fees decreased $323,000 from $409,000 in 2008 to $86,000 in 2009 after a slight increase of $6,000 from $403,000 in 2007 to 2008. The company sold the merchant processing portfolio in March 2009.

The operating efficiency ratio is often used to compare the Company’s expenses to those of other financial institutions.  This ratio factors in that for many financial institutions some of their income is not asset-based, it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities.  The operating efficiency ratio measures what portion of each dollar of net revenue is spent earning that revenue.  With a portion of the Company’s revenues coming from such areas as the Insurance Agency, Payroll Services and Merchant Services, i.e., from programs that require operating expenses to run but are not related to assets on the Company’s balance sheet, management focuses more on this ratio than the operating expense to assets ratio.    The Company is increasingly focused on enhancing its fee income. Based on the Company’s efficiency ratio of 95.13% for 2009, 80.4% for 2008, and 70.6% for 2007 as compared to the 52% and lower ratios of certain major financial institutions, it is expected that this focus will continue for the foreseeable future.

Non-interest Expense

(dollars in thousands, unaudited)

Non-interest expense:
Salaries and employee benefits	$12,645	39.18%	$14,585	51.58%	$15,630	58.05%
Occupancy and equipment	5,300	16.42%	5,425	19.19%	4,221	15.68%
Professional fees	1,440	4.46%	1,161	4.11%	1,516	5.63%
Telephone and postage	662	2.05%	659	2.33%	594	2.21%
Stationery and supply costs	512	1.59%	747	2.64%	828	3.08%
Director fees and retirement accrual	413	1.28%	508	1.80%	482	1.79%
Advertising and promotion	923	2.86%	1,136	4.02%	752	2.79%
Impairment recognized on investment security	—	—	1,489	5.27%	—	—
FDIC assessments	1,582	4.90%	313	1.11%	75	0.28%
Other real estate	6,641	20.58%	92	0.33%	30	0.11%
Other	2,154	6.67%	2,161	7.64%	2,799	10.39%
Total non-interest expense	$32,272	100.00%	$28,276	100.00%	$26,927	100.00%
As a percentage of average earning assets	6.14%		5.34%		5.22%

The Company’s total non-interest expense increased to $32,272,000 in 2009, as compared to $28,276,000 in 2008, and $26,927,000 in 2007. The increase is due to FDIC assessments totaling $1,582,000 in 2009 as compared to $313,000 and $75,000 in 2008, and 2007, respectively. In addition, other real estate write-downs and expenses totaled $6,641,000 in 2009 as compared to $92,000 and $30,000 in 2008 and 2007, respectively.

Salaries and employee benefits decreased $1,940,000 or 13.3% from 2008 to 2009. Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes, and stock option expense.  This decrease was primarily the result of the elimination of bonuses and decreased commissions paid during 2009 and a decrease in the number of employees.  The decrease in salaries and benefits in 2008 compared to 2007 was $1,045,000, or 6.7%. Full time equivalent employees were 227, 248 and 260 at December 31, 2009, 2008 and 2007, respectively.  Benefit costs and employer taxes decreased commensurate with the salaries.  In February 2009 additional reductions in staffing resulted in a decrease of 14 full time equivalent employees.   The Company continued to reduce staffing through attrition. It is management’s opinion that the Company can operate efficiently and maintain quality customer service with the reductions in staff.

Occupancy and equipment expenses were $5,300,000, a decrease of $125,000 or 2.3% when compared to the 2008 total of $5,425,000.  The increase in occupancy expenses in 2008 compared to 2007 was $1,204,000 or 28.5% primarily related to the new headquarters building as well as furniture, fixtures and equipment for the new Anderson and Redding branches which opened in the third quarter of 2007.

The majority of the increases in professional services costs of $279,000 from 2008 to 2009 were due to fees associated with management strategic initiatives and legal fees related to loan foreclosures.  The decrease in 2008 of $355,000 compared to 2007 relates to the reduced amount of earnings credit for vendor services to a title and escrow company the Bank has had a long-term relationship with.  Advertising and marketing expenses decreased $213,000 from $1,136,000 in 2008 to $923,000 in 2009. The increase by 51% in 2008 from 2007 was largely due to a mass mailing and promotional campaign provided by a third party vendor to obtain new checking accounts.

Expenses representing telephone and data communications, postage and mail, stationery and supplies, director fees, retirement accruals and other expenses totaled $3,741,000 for 2009 compared to $4,075,000 in 2008 and $4,703,000 in 2007. Management initiated these decreases in response to a direct effort to reduce expenses.  Additionally, in the fourth quarter of 2008, the Company recognized an impairment charge of $1,489,000 on collateralized debt obligations that were backed by trust-preferred securities.

The Company issues stock options under one shareholder approved stock-based compensation plan, the Community Valley Bancorp 2000 Stock Option Plan.  The Plan does not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Under the Company’s 2000 stock option plan, 311,751 shares of common stock remain reserved for issuance to employees and directors. There are 127,092 shares available for future grants.

Management estimates the fair value of each option award as of the date of the grant using a Black-Sholes-Merton option pricing model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin 110, was used to determine the expected term of the Company’s options for 2007.  The risk free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.  The expected dividends yield was determined based on the budgeted cash dividends of the Company at the time of the grant.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan. There were no options granted in 2009 or 2008.

At December 31, 2009, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plan but not yet recognized was $39,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.  See Notes 1 and 11 to the audited Consolidated Financial Statements in Item 8.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through a provision charged to earnings. The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provisions for loan losses and undisbursed commitments in 2009, 2008 and 2007 were $23,008,000, $3,175,000 and $225,000, respectively. The amounts allocated to the provision for loan losses and the undisbursed commitments were $23,057,000 and $(49,000) respectively for 2009, $3,742,000 and $(567,000) for 2008, and $(16,000) and $241,000 for 2007.

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

Income Taxes

As indicated in Note 14 in the Notes to the Consolidated Financial Statements in Item 8, the provision for income taxes is the sum of two components, the provision for current taxes and deferred taxes. The provision for current taxes results from applying the current tax rate to taxable income (loss), and represents the actual current income tax liability (benefit). Some items of income and expense are recognized in different years for tax purposes than when applying accounting principles generally accepted in the United States of America, however, leading to differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary timing differences comprise the deferred portion of the Company’s tax provision.

Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for tax purposes, and, therefore, the Company normally carries a net deferred tax asset on its books. At December 31, 2009, the Company’s $15.2 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, other real estate and future benefit of state tax deduction offset by the temporary differences related to certain deferred tax liabilities.

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on historical cumulative pre-tax loses and projections of future earnings which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Due to deteriorating market conditions and the net loss experienced during 2009, the Company determined at December 31, 2009 that it was more likely than not that the Company would not generate sufficient taxable income in the foreseeable future to realize all of its deferred tax asets. Based on its determination, the Company provided a 100% valuation allowance against its net deferred tax assets.

For the year ended December 31, 2009, 2008 and 2007, the provision for income taxes was $6.1 million, $1.1 million and $4.4 million, respectively. The $6.1 million tax expense for the year ended December 31, 2009 is the net result of a tax benefit of $9.1 million related to the pre-tax loss of $21.4 million offset by a full valuation allowance of $15.2 million. The $6.1 million expense resulted in an effective tax rate of (28.5)%.

To the extent that the Company can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the valuation allowance that has been established may be partially or entirely reduced. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive impact on the Company’s net income and stockholders’ equity.

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

A comparison between the summary year-end balance sheets for 2005 through 2009 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets and deposits have grown each year until 2009, with asset growth, in terms of total dollars, most pronounced in 2006 when the Company grew by $55 million, or 11.2%.  This was followed by growth in the Company’s total assets during 2005 of $45 million or 10%, growth in the Company’s total assets during 2007 of approximately $30 million, or 5.6% and the growth in total assets during 2008 of approximately $15 million, or 2.5%. In 2009, there was a decrease in total assets of approximately $56 million or 9.4%. The decrease in assets is part of Management’s strategic plan as it focuses its efforts on decreasing classified loans and reducing its concentrations in construction and commercial real estate loans.

The mix of our core deposit base changed during 2009. On an average basis, NOW account balances increased by 5.4%, Money Market account balances decreased by 19.1%, savings balances decreased by 3.8%, and certificates of deposit balances increased by 6.8%.  The weighted average rates of our NOW and Money market account balances were .31% and 1.07% respectively.  The weighted average rate of our certificates of deposit was 1.9% compared to .91% for the savings products.

Deposit interest rates decreased throughout 2009 following the rate reductions by the Federal Reserve Board in 2008.  On an average basis, interest bearing deposits increased $7.1 million while the average rates paid on all interest bearing deposits decreased by 87 basis points and on all interest bearing liabilities by 85 basis points.

Loan Portfolio

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision. The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category. At December 31, 2009, gross loans represented 80.5% of total assets, as compared to 83.1% and 77.1% at December 31, 2008 and 2007, respectively. The Company’s total loans declined in 2009 by $61.6 million from the December 31, 2008 balances as real estate commercial and construction loans are generally not being made as a result of the economic downturn and the risk associated with these loans. Further reductions have also been the result of foreclosures and reclassifications to other real estate (ORE). The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations.

The Selected Financial Data table in Item 6 reflects the net amount of loans outstanding at December 31st for each year between 2005 and 2009. The Loan Distribution table which follows sets forth the amount and composition of the Company’s total loans outstanding in each category at the dates indicated.

Loan Distribution

(dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Agriculture	$38,444	$28,628	$26,347	$25,745	$24,803
Commercial	80,758	83,786	78,521	65,241	61,162
Real estate- commercial	228,678	252,018	207,590	208,102	173,449
Real estate- construction	22,990	65,004	81,914	105,449	111,130
Installment	62,324	65,390	52,898	43,789	36,501
	433,194	494,826	447,270	448,326	407,045

Deferred loan fees, net	(183)	(478)	(688)	(801)	(1,108)
Allowance for loan losses	(12,975)	(7,826)	(5,232)	(5,274)	(4,716)
	$420,036	$486,522	$441,350	$442,251	$401,221

Percentage of Total Loans
Agriculture	8.87%	5.79%	5.89%	5.74%	6.09%
Commercial	18.64%	16.93%	17.56%	14.55%	15.03%
Real estate- commercial	52.79%	50.93%	46.41%	46.42%	42.61%
Real estate- construction	5.31%	13.14%	18.31%	23.52%	27.30%
Installment	14.39%	13.21%	11.83%	9.77%	8.97%
	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, the net loan balances have increased $85 million, or 21%, from 2005 to 2008 then decreased by $62 million, or 12%, in 2009. The decline in loans for 2009 is commensurate with the downturn in the economy as property values continued to decline and the unemployment rate grew. In 2009 every loan category decreased except agriculture as the Company shifted its focus from the real estate market to agriculture loans.  Until 2009, the largest percentage of growth from 2005 to 2008 was in installment loans which grew by $29 million or 79%.  The largest dollar volume increase during that period was in commercial real estate which grew by $78.6 million or 45%.  Reflective of the current economy and the residential real estate markets, real estate construction loans decreased beginning in 2006.

Loan growth in the Company’s immediate market has been oriented toward loans secured by real estate, commercial loans, including Small Business Administration and other government guaranteed loans, as well as installment loans. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. During 2009 loans secured by real estate declined by $65 million, or 20.6%, and agriculture loans grew by $9.8 million, or 34.3%.  Commercial and installment loans decreased by $3 million, or 3.6%, and $3 million, or 4.7%, respectively.  Loans secured by real estate and commercial loans comprised 58.1% and 18.6%, respectively, of the Bank’s total loan portfolio at December 31, 2009.

The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence. Additionally, the Company has a Government Lending Division dedicated to the U.S. Small Business Administration (SBA) and the USDA Business and Industry (B&I) Guaranteed Loan Programs. The Company has consistently been recognized among the most active USDA Business and Industry (B&I) lenders in the nation.  The Company is also designated as an SBA Preferred Lender, which means it has the authority to underwrite and approve SBA loans locally. This recognition lends credence to the Company’s success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities.

The most significant shift in the loan portfolio mix over the past four years has been in loans secured by real estate construction, which decreased from 27.3% of total loans at the end of 2005 to 5.3% of total loans at the end of 2009. Real estate lending continues to be an important part of the Company’s portfolio even though this segment of loans has decreased since 2006 and is likely to continue to decrease in the future due to current economic conditions. Commercial loans have increased slightly at 18.6% of total loan balances at the end of 2009 compared to 15.3% at the end of 2005, and agricultural loans also increased during the same period to 8.9% of the total loan balances from 6.1%. The increase in the percentage of agricultural loans to total loans over the last year has been due to the conscious effort to grow other lending areas as the real estate market slowed. Agricultural borrowing relationships have remained consistent year after year and we have expanded this part of our business.  Installment loans have increased from 9% of the portfolio in 2005 to 14.4% of total loans at the end of 2009.

Another important aspect of the Company’s loan business is related to residential real estate loans which are generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Butte County for the past several years. As a result of the low mortgage rates in 2009, the Company originated and sold aggregate balances of approximately $66.5 million. While a majority of such loans were refinances, this represents a $33.5 million increase from the $31 million originated and sold in 2008.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement. Total outstanding commitments to extend credit were $111 million at December 31, 2009 as compared to $148 million at December 31, 2008. These commitments represented 26% and 30% of outstanding gross loans at December 31, 2009 and December 31, 2008, respectively. The Company’s standby letters of credit at December 31, 2009 were $4.4 million and $6.5 million at December 31, 2008, respectively, which represented approximately 3.8% and 4.4% of total commitments outstanding at the end of 2009 and 2008. It is not anticipated that all of these commitments or standby letters of credit will fund.

Approximately one half of the loans held by the Company have floating rates of interest tied to the Company’s base lending rate or to another market rate indicator so that they may be re-priced as interest rates change.  In periods of falling interest rates, especially when rates on floating rate loans decline, the Company has established interest rate floors under some of its loans so that no matter how far loan rates fall, it is guaranteed a minimum rate of return.

The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk:  they decline in value as interest rates rise. The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. The table in Note 16 to the consolidated financial statements in Item 8 shows that at December 31, 2009, the carrying amount of loans, i.e., their face value, is about $6.7 million or 1.6 % less than their fair value. At the end of 2008, the carrying amount of loans was about $1.1 million or .22% less than their fair value.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans outstanding as of December 31, 2009, which, based on remaining scheduled repayments of principal, are due within one year, after one year but less than five years, and in more than five years. (Non-accrual loans are intermixed within each category.)

(dollars in thousands)

	One year or less	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$24,426	$12,538	$1,480	$38,444	$—	$14,018
Commercial	19,306	12,751	48,701	80,758	16,815	44,637
Real estate - commercial	109,674	100,382	18,622	228,678	4,104	114,900
Real estate - construction	22,675	315	—	22,990	—	315
Installment	12,108	21,816	28,400	62,324	—	50,216

Total	$188,189	$147,802	$97,203	$433,194	$20,919	$224,086

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

From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment term, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is assigned and/or allocated, as discussed below, to cover the Company’s exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans is in addition to the loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in the table below.

As a multi-community, independent bank headquartered in and serving Butte County (with a smaller presence in each of Colusa, Sutter, Sacramento, Shasta, Tehama, and Yuba counties); the Company has mitigated its risk to any one segment of these Northern Sacramento Valley markets. The Company’s asset quality has been a strength for many years; but due to the current economic downturn, the level of non performing loans and assets and loan delinquency ratios have increased significantly. The Company is diligently working with borrowers that are having difficulty meeting their contractual obligations.

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

The Bank considers a loan or lease impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral less selling costs.

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

A loan may be restructured when Management determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be troubled debt restructured (TDR) when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. Once a loan has been restructured for a customer, the Bank generally considers the loan to be non-accrual for a minimum of six months. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and interest may again be accrued. The economic downturn has also contributed to the increase in TDRs. In 2009, Management worked with its customers to modify their loan or loan terms so that they could be current with their loan payments.

The following table provides information with respect to components of the Company’s non-performing assets at the date indicated. The Company has not had any loans 90 days past due and still accruing interest in any periods presented.

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Nonaccrual Loans:
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	2,218	395	—	1,502	—
Real Estate
Secured by Commercial/Professional Office	13,128	2,721	—	—	—
Properties Including Construction and Development	31,412	9,061	233	—	—
Secured by Residential Properties	4,238	2,708	20	780	—
Secured by Farmland	—	—	—	—	—
Consumer Loans	79	—	—	—	9
SUBTOTAL	51,075	14,885	253	2,282	9

Other Real Estate (ORE)	13,493	2,068	—	—	—
Total non-performing Assets	$64,568	$16,953	$253	$2,282	$9
Restructured Loans (1)	$22,593	$15,878	$—	$—	$—
Non-performing loans as % of total gross loans	11.76%	3.01%	0.06%	0.51%	0.00%
Non-performing assets as a % of total gross loans and other real estate	14.42%	3.41%	0.06%	0.51%	0.00%

(1) $15,870 and $4,471 of the restructured loans are on nonaccrual and are included in the nonaccrual loans above for the year ended 2009 and 2008, respectively.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leased and Other Nonperforming Assets:

Non-performing loans (defined as non-accrual loans and loans 90 days or more past due and still accruing interest) totaled $51,075,000 at December 31, 2009, an increase of $36,190,000 from $14,885,000 at December 31, 2008, primarily as a result of increasing problem loans in the Company’s real estate/development portfolio. Specific reserves on the non-performing loans of $4,045,000 have been recorded at December 31, 2009.  Nonperforming loans as a percentage of total loans were 11.8% at December 31, 2009 compared to 3.1% at December 31, 2008.

Non-performing assets, (non-performing loans and ORE) totaled $64,568,000 at December 31, 2009, an increase of $47,615,000 from $16,953,000 at December 31, 2008.  Non-performing assets as a percentage of total assets were 12% at December 31, 2009 compared to 2.9% at December 31, 2008.

Total non-performing loans consist of seventy-seven loans for a total of $51,075,000 that are on non-accrual and forty-five properties for a total of $13,493,000 classified as other real estate (ORE).  Other than the loans included as non-performing assets at December 31, 2009, the Company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at the current date.

Set forth below is a table of our significant non-performing loans with net exposures of $1,500,000 or more at December 31, 2009:

Significant Non-Performing Loans:

(in thousands)

		Loan Balance					Specific Reserve
		As of December 31,		Apprasial	Nonaccrual	Appraised	As of December 31,
Loan	Type	2008	2009	Date	Date	Value	2008	2009	Chargeoffs	Current Collateral
1	Commerical RE	$4,478	$4,326	Apr-09	Jan-09	$4,129	$—	$43	$152	28 Cottages
2	Development	4,167	3,839	Aug-09	Dec-09	2,592	—	1,400	—	21 finished lots & 29 paper lots
3	Development	2,072	1,977	Jan-10	Dec-09	2,070	—	—	500	14.88 acres of land
4 & 5	Development	8,331	6,601	Sep-09	Jun-09	7,614	150	—	882	148 finished lots, a 24.95 acre parcel and a 5 acre parcel
6	Development	2,281	2,239	Nov-09	Dec-09	2,592	—	—	—	18 hole golf course
7 & 8	Commerical RE	1,912	1,902	Sep-09	Dec-09	5,900	—	—	—	Hotel/inn
9	Development	1,960	1,614	Jan-10	Dec-09	1,700	—	—	346	4290 sq.ft home on 20 acres
10	Development	3,400	2,471	Oct-09	Dec-09	2,605	68	—	929	250 acres of land
11	Commerical RE	1,629	1,598	Mar-10	Dec-09	2,980	—	—	—	67,600 sq.ft. industrial office/warehouse building
12 & 13	Development	3,642	2,250	Dec-09	Dec-09	4,550	297	151	1,398	31 finished lots & 2 completed homes
14	Development	—	2,451	Sep-09	Dec-09	1,915	—	637	—	12 lot subdivision
		$33,872	$31,268				$515	$1,594	$4,207

Loan 1 is a government guaranteed loan under the United States Department of Agriculture (USDA) Business and Industry program with an 80% guarantee and maximum exposure to the Company of $743,000.  In October of 2008, the Bank received notice that our borrower had filed bankruptcy under Chapter 11.  It was at this time that the Bank stopped receiving payments. The Company is prevented from pursuing any additional legal action due to the pending bankruptcy.

The remainder of the non-performing loans consists primarily of twelve impaired single family home loans that total $3,623,000, twenty- seven impaired lot loans that total $8,933,000, seven commercial real estate loans that total $5,128,000, eight commercial/industrial loans that total $1,184,000, seven single family home loans secured with 2nd deeds of trust for $860,000, and two consumer loans that total $79,000. These loans are to borrowers who are located throughout Northern California from the Sacramento area to Redding.  The current appraised values provided the Company with adequate margins in some cases; however, the Bank has allocated a specific reserve that totals an additional $4,045,000 on these loans.

Other Real Estate

The largest of our ORE at December 31, 2009 is a commercial real estate loan for the construction of 50,396 sq. feet of industrial condos in Shingle Springs, California for $2,704,000.  The property was transferred to ORE on December 24, 2009. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an updated appraisal was received on December 1, 2009.  The appraisal demonstrated the continuing decline in the value of the underlying project.  The company charged off an additional $338,000 against the allowance for loan losses at the date of transfer and upon the receipt of the new appraisal. The December appraisal put the value at $3,005,000.  The property is currently in escrow for $2,775,000.

A single family residential loan for the construction of a home located at Shaver Lake, Ca. with a fair market value of $824,000 was included in ORE assets at December 31, 2009.  The property transferred to ORE on August 17, 2009.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the residence, an appraisal was received on October 6, 2009.  This appraisal estimated the value at $1,100,000.  With the decline in the appraised value, the Company charged-off $270,000 against ORE.  With an accepted offer of $880,000 in December 2009, the Company charged-off an additional $166,500 as of December 31, 2009.

Another development property with a fair market value of $809,000 at December 31, 2009 is included in our ORE assets.  This loan represents a 32% participation interest in a loan originated by another bank. The project consists of 46 lots of an original 49 lot subdivision located in Nevada County, California.  The borrower made the decision to “Deed in Lieu” the property back to the lead bank due to slow sales and the continued weak real estate market.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was ordered and received on December 15, 2009.  This appraisal reflected the downturn in real estate values and demonstrated the continuing decline in the value of the underlying project; consequently, the Company charged off an additional $666,277 in December 2009.  The appraisal for the entire project supported a value of $2,810,000 of which our 32% interest represents approximately $899,200.

A development loan with a fair market value of $950,000 at December 31, 2009 was included in ORE assets at December 31, 2009.  The property was transferred to ORE on March 2009.  The project consists of 46 finished lots.  To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an appraisal was ordered and subsequently received on August 18, 2009 with a value of $1,380.000.  The appraisal demonstrated the continuing decline in the value of the underlying project. The Company charged-off $972,000 upon receipt of the new appraisal. With an accepted offer of $950,000, in December 2009, the Company charged-off $292,000. The property subsequently sold in January 2010.

The last significant ORE at December 31, 2009 is a development loan to purchase 7.5 acres of property along the Sacramento River located in Anderson, California for $1,237,000.  The original plans were to develop a fishing lodge and restaurant.  The collateral for the loan consists of 7.5 acres plus six 20 acre parcels located in Red Bluff, California.  This loan was transferred to ORE in October 2009.  Due to the continued decline in real estate market, the Company ordered an updated appraisal to understand the potential loss exposure and properly value the collateral.  This appraisal valued the property at $1,380,000. In December, the Company charged-off an additional $3,335 against ORE.  No additional write-downs were recorded at December 2009.

The remainder of the non-performing assets includes twenty-five SFR lots that have a current value of $3,435,000 and are in ORE.  There are also ten single family homes that are included in ORE at a combined balance of $1,935,000.  The amounts included in ORE are supported by current appraisals received by the Company, all within the past 12 months. In addition, there are five commercial real estate properties that are included in ORE at December 31, 2009 at a combined balance of $1,599,000 supported by current appraisals.  When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised annually.  If values have declined, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE.

Restructured Loans

Restructured Loans

(dollars in thousands)

	As of December 31,
	2009			2008
	Accrual	Non Accrual	Unfunded	Accrual	Non Accrual	Unfunded
Agricultural	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	536	2,256	—
Real Estate
Secured by Commercial/Professional Office	—	4,386	—	—	—	—
Properties Including Construction and Development	6,723	10,147	424	10,666	2,042	—
Secured by Residential Properties	—	835	—	205	173	—
Secured by Farmland	—	—	—	—	—	—
Consumer Loans	—	502	—	—	—	—

Total Restructured Loans	$6,723	$15,870	$424	$11,407	$4,471	$—

Restructured loans as % of total gross loans	5.20%			3.21%

Restructured loans totaled $22,593,000 at December 31, 2009, an increase of $6,815,000 from the total at December 31, 2008.  A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and interest may again be accrued. No additional funds were lent to the borrowers of the restructured loans.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received subsequent to the charge-off. The following table summarizes the activity in the allowance for loan losses for the past five years.

Allowance for Loan Losses

(In thousands, except for percentages)

	As of December 31,
	2009	2008	2007	2006	2005
Balances:
Average loans outstanding during period	$473,777	$482,208	$456,818	$445,119	$382,659
Gross loans outstanding at end of period	$434,148	$494,826	$447,270	$448,326	$407,045

Allowance for Loan Losses:
Allowance for possible loan losses at beginning of period	$7,826	$5,232	$5,274	$4,716	$4,000
Adjustments	—	—	—	—	—
Provision charged to expense	23,057	3,742	(16)	638	724
Loans charge-offs
Agricultural	—	—	2	—	—
Commercial & industrial loans	1,936	71	13	42	—
Real estate	15,921	1,046	8	31	—
Consumer	205	41	3	9	9
Credit card loans	—	—	—	—	—
Total	18,062	1,158	26	82	9

Recoveries
Agricultural	—	—	—	—	—
Commercial	1	2	—	2	1
Real estate	112	5	—	—	—
Consumer	41	3	—	—	—
Credit card loans	—	—	—	—	—
Total	154	10	—	2	1
Net loan charge-offs	17,908	1,148	26	80	8
Allowance for loan losses at end of period	$12,975	$7,826	$5,232	$5,274	$4,716

Ratios:
Net loan charge-offs to average loans	3.78%	0.24%	0.01%	0.02%	0.00%
Allowance for loan losses to gross loans at end of period	2.99%	1.58%	1.17%	1.18%	1.16%
Allowance for loan losses to non-performing loans	25.40%	52.58%	2067.98%	231.11%	52400.00%
Net charge-offs to allowance for loan losses at end of period	138.02%	14.67%	0.50%	1.52%	0.17%
Net loan charge-offs to provision charged to operating expense	77.67%	30.68%	(162.50)%	12.54%	1.10%

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

Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio. The FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of the examination process. Management believes that our current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan losses is adequate as of December 31, 2009 to cover known and inherent risks in the loan portfolio. However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

Allocation of Loan Loss Allowance

(dollars in thousands)

	As of December 31,
	2009		2008		2007		2006		2005
		% Total (1)		% Total (1)		% Total (1)		% Total (1)		% Total (1)
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Agricultural	$81	0.62%	$94	1.16%	$313	5.89%	$219	5.74%	$200	6.09%
Commercial	1,837	14.16%	1,037	12.77%	631	16.13%	626	14.55%	1,123	15.03%
Real Estate	8,808	67.88%	6,511	80.19%	4,628	65.95%	4,172	69.94%	3,488	69.91%
Installment Loans	2,250	17.34%	477	5.88%	520	12.03%	876	9.77%	386	8.97%
TOTAL	$12,975	100.00%	$8,119	100.00%	$6,092	100.00%	$5,893	100.00%	$5,197	100.00%

(1) Represents percentage of loans in category to total loans.

At December 31, 2009, the Company’s allowance for loan losses was $13.0 million. The loan loss provision in 2009, 2008 and 2007 totaled $23,057,000, $3,742,000, $(16,000) respectively. From 2005 to 2008, net charge-offs averaged $316,000. The Company ended 2009 with net loan losses of $17,908,000, compared to net losses of $1,148,000 during 2008.  A total of $16.3 million in losses during 2009 were partial write downs or full charge-offs due to decreased appraised values.

Other Loan Portfolio Information

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 10 to the accompanying Consolidated Financial Statements.

Loan Sales and Servicing Rights:  The Company sells or brokers some of the loans it originates through the SBA and USDA B&I programs. The Company also originated loans throughout 2009 through FNMA; however, in January 2010, FNMA terminated the mortgage selling contract due to the Company not meeting the minimum total risk based capital of 10% required to participate in the program. Some of the loans are sold “servicing released” and the purchaser takes over the collection of the payments. However, some are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the

Company in the event the borrower does not perform according to the terms of the note. When loans are sold, a portion of the sale is attributed to the right to receive the fee for servicing and this value is recorded as a separate servicing asset. Servicing rights are amortized over the expected term of the related servicing income.  At December 31, 2009 and 2008, the amortized cost of these servicing assets was $3,463,000 and $2,004,000 respectively.

Investment Portfolio

The investment securities portfolio had a carrying value of $5.4 million at December 31, 2009. The Company classified its investments into two categories: “held-to-maturity”, and “available-for-sale”. The Company does not have any investments classified as trading. The held-to-maturity portfolio consists only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s creditworthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted under GAAP. Given the small and non complex nature of the portfolio, management does not rely heavily on these investments as a source of funds for growth in the loan portfolio.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $3,445,000 as of December 31, 2009 and $4,356,000 as of December 31, 2008.

The total investment portfolio decreased to $5.6 million as of December 31, 2009 from $7.1 million at December 31, 2008. The Company’s investment portfolio is composed primarily of: (1) U.S. Treasury and Agency issues for liquidity and pledging; and (2) state, county and municipal obligations which provide tax free income and pledging potential. The distribution of these groups within the overall portfolio remained relatively consistent.  The U.S. Treasury and Agency issues continue to be the largest portion of the total portfolio at 73%, down from 77% at the end of 2008. Municipal issues comprised 26% of total investments at the end of 2009, up from 19% at the end of 2008.

During its assessment of the investment portfolio for other-than-temporary impairment of investment securities, management considers many factors.  In cases where a security is of a type for which there is very little active trading, if any, management must consider other factors when conducting its evaluation.  As of December 31, 2008, the Company held one such security, a trust preferred security.  Although all scheduled interest payments had been received through December 31, 2008, management considered other factors and made certain assumptions in reaching its conclusion.  Such factors and assumptions included independent indications of the fair value of the security, adverse conditions related to the financial industry in general, the financial condition of the issuer, and certain assumptions regarding the impact of past events, current conditions and the likelihood of future events and the timing of cash flows, including any recoveries. After giving consideration to all the above factors, management concluded that an other-than-temporary impairment had occurred and recorded a $1,489,000 impairment charge through earnings on this trust preferred security with an original par value of $1,750,000. In January 2009 the security was sold at a $172,000 loss.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Federal funds sold comprise the remainder of the assets that are not invested in the securities portfolio or in the loan portfolio.  These overnight transactions are highly liquid and are returned to the Company the next day.  The Company sold $46.5 million and $36.6 million in Federal funds as of December 31, 2009 and December 31, 2008, respectively.

Investment Portfolio

(dollars in thousands)

	As of December 31,
	2009		2008		2007
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for sale
US Government Agencies & Corporations	$2,807	$2,938	$5,080	$5,094	$3,282	$3,287
State & political subdivisions	1,358	1,439	1,358	1,368	1,357	1,381
Total available for sale	4,165	4,377	6,438	6,462	4,639	4,668
Held to maturity
US Government Agencies & Corporations	1,229	1,243	373	377	1,596	1,602
Other securities	—	—	261	261	—	—
Total held to maturity	1,229	1,243	634	638	1,596	1,602
Total investment securities	$5,394	$5,620	$7,072	$7,100	$6,235	$6,270

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2009. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities

(dollars in thousands)

	As of December 31, 2009
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies & corporations	—		1,116	2.79%	1,821	5.29%	—		2,938	8.68%
State & political subdivisions	—		—		525		914	7.59%	1,439	7.59%
Total available for sale	—		1,116	2.79%	2,347	5.29%	914	7.59%	4,377	5.26%
Held to Maturity
US Government agencies & corporations	—		1,197	2.46%	46	6.00%	—		1,243	0.86%
Other securities	—		—		—		—		—
Total held to maturity	—		1,197	2.46%	46	6.00%	—		1,243	0.86%
Total investment securities	$—		$2,313	2.62%	$2,393	4.14%	$914	7.59%	$5,620	4.67%

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets. At December 31, 2009 these areas comprised 2.2% of total assets, as compared to 3.7% of total assets at December 31, 2008. The Company strives to maintain vault cash at a level consistent with the withdrawal needs of its customers. The vault cash amount for December 31, 2009 was $3.4 million.

The Company’s operating branches lie within the Federal Reserve Bank (FRB) of San Francisco’s responsibility area for check clearing activities, while the Company’s item processing activities are performed in Chico. As a result of the Federal Reserve Banks’ Check 21 services, the Company is taking advantage of quicker clearing times to offset time zone and geography challenges and improve availability. With traditional paper check clearing, all non-local and country items in the 12th District receive availability that is at least one day deferred. Under the programs currently available from the Federal Reserve Banks, many of these items receive immediate availability if received by the 1:00 a.m. Pacific time deadline. With file deposit deadlines starting as early as 5:00 p.m. through 9:00 a.m. Pacific time, image cash letters enable institutions on the West Coast to reduce the clearing time of many high value East Coast items by at least one business day, thereby increasing funds available for investment and reducing risk.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1,911,000 for the year ended December 31, 2009 as compared to $2,084,000 during 2008 and $2,108,000 during 2007. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2009			2008			2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$—	$—	$—	$—	$—	$—	$2,176	$—	$2,176
Buildings	3,454	435	3,019	3,454	305	3,149	12,927	2,069	10,858
Leasehold Improvements	2,467	1,520	947	2,469	1,161	1,308	2,485	849	1,636
Construction in progress	—	—	—	—	—	—	31	—	31
Furniture and Equipment	10,708	9,403	1,305	10,754	8,198	2,556	9,867	6,663	3,204
Total	$16,629	$11,358	$5,271	$16,677	$9,664	$7,013	$27,486	$9,581	$17,905

The net book value of the Company’s premises and equipment decreased by $1,742,000 during 2009 compared to a decrease of $10,892,000 during 2008, primarily due to a sale and lease back transaction for seven buildings in February 2008.  As a percentage of total assets, the Company’s premises and equipment was 1.0%, at the end of 2009, 1.2% at the end of 2008 and 3.1% at the end of 2007.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or, in other words, their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  The temporary increase in the insurance limit to $250,000 effective through December 31, 2013 should help mitigate any perceived risk on time deposits maturing prior to that date.  In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program.  Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  Certificates of deposits exceeding $100,000 represented 16% of average total deposits in 2009, 16.8% in 2008 and 14.7% in 2007.  While the total of these deposits has been stable over the past three years, the Company’s community-oriented deposit gathering activities in Butte, Colusa, Shasta, Sutter, Tehama, and Yuba counties have engendered a less volatile than usual base of depositor certificates over $100,000.

The Company’s total deposit volume decreased to $498 million at the end of 2009, as compared to $526 million at the end of 2008.  The mix of the core deposits (demand deposits, savings, NOW, and money market) changed from 2008 to 2009. Growth was achieved in NOW accounts of $6.5 million and time deposits of $11.3 million. Noninterest bearing demand deposits were down $7.6 million, savings deposit totals were down by $4.3 million, and money market account balances were down by $6.4 million. We expect deposit rates to be lower in 2010, and our focus will be to attract deposits at the lowest cost possible to fund our loans and maintain a reasonable net interest margin in 2010.

The scheduled maturity distribution of the Company’s time deposits, including IRA accounts, as of December 31, 2009 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2009
	Three months or less	Three to twelve months	One to three years	Over three years	Total
Time Deposits < $100,000	$28,056	$41,991	$2,055	$238	$72,340
Time Deposits > $100,000	22,433	48,962	3,054	536	74,985
TOTAL	$50,489	$90,953	$5,109	$774	$147,325

Notes Payable and Other Borrowings

The Company had no unsecured borrowing arrangements in 2009.  The Company previously had $15 million in unsecured borrowing arrangements with two of its correspondent banks to meet short-term liquidity needs. There were no borrowings outstanding under these arrangements at December 31, 2008.

On July 10, 2007, Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trust”), which is a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The proceeds from the Trust were used in 2008 to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption Community Valley Trust I was dissolved.

The following summarizes the debentures due to the Company’s subsidiary grantor trust at December 31, 2009 and 2008:

(Dollars in thousands)
Subordinated debentures due to Community Valley Bancorp Trust II with interest fixed and payable quarterly based on the 3-month LIBOR of 5.57% in effect at the closing date plus 1.57% for the first 5 years; then converting to a floating rate using 3-month LIBOR plus 1.57% for the remaining term, beginning July 10, 2007, due October 1, 2037	$8,248

The Company has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities issued by the subsidiary grantor trust. Interest expense recognized by the Company for the years ended December 31, 2009, 2008 and 2007 related to the junior subordinated debentures was $424,000, $566,000, and $1,024,000, respectively. A percentage of these junior subordinated debentures currently qualify as Tier 1 capital when determining regulatory risk-based capital ratios.

On April 28, 2006 the ESOP obtained financing through a $1.3 million unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of April 10, 2014. In November 2008 a change in terms was done on the ESOP note which increased the line back to $1,300,000 with a new maturity date of October 10, 2016.  At December 31, 2009, the interest rate was 5.75%.

A summary of the activity in this line of credit follows:

ESOP Note Payable

(dollars in thousands)

	2009	2008	2007

Balance at December 31	$1,122	$1,054	$1,092

Average amount outstanding	$1,159	$1,026	$1,150

Maximum amount outstanding at any month end	$1,234	$1,082	$1,215

Average interest rate for the year	5.75%	5.54%	8.08%

Other Note Payable

(dollars in thousands)

	2009	2008	2007

Balance at December 31	$—	$4,000	$—

Average amount outstanding	$3,700	$2,000	$—

Maximum amount outstanding at any month end	$4,000	$4,000	$—

Average interest rate for the year	7.16%	6.67%	—

At December 31, 2008 the Company’s note payable to Pacific Coast Bankers’ Bank (PCBB), bearing a variable interest rate indexed to the three month LIBOR plus 3.25% and collateralized by all of the outstanding shares of common stock of Butte Community Bank, had an outstanding balance of $4,000,000.  A total of $500,000 was repaid during 2009.  The remaining balance of $3,500,000, less the applied interest reserve held by PCBB of $187,000, was extinguished through a loan participation and debt conversion agreement (“Agreement”).  The Agreement was entered into by the Company, PCBB and certain accredited investors (“Investors”) who participated in the PCBB loan, to include certain directors of the Company.  The Investors purchased a $1,200,000 portion of the note from PCBB for $1,000,000 and PCBB and the Investors converted the debt into shares of the Company’s preferred stock on December 30, 2009.  The fair value of the preferred stock issued was equal to the Company’s carrying amount of the debt.

Capital Resources

At December 31, 2009, the Company had total shareholders’ equity of $16 million, comprised of $8.6 million in common stock, net of the unallocated ESOP shares, $3.3 million in preferred stock, $127,000 in accumulated other comprehensive income, and $3.9 million in retained earnings. Total shareholders’ equity at the end of 2008 was $40.1 million. The primary decrease in shareholders’ equity was from the net loss of $27.5 million in 2009.  Net income provided $9.2 million in capital in 2007 and 2008, of which $3.6 million or approximately 39% was distributed in dividends. The retention of earnings has been the Company’s main source of capital since 1990, however the Company issued $8.2 million in Subordinated Debentures in 2007 (used in 2008 to refund the 2002 Subordinated Debentures), the proceeds of which are considered Tier 1 capital for regulatory purposes, subject to certain restrictions, but long-term debt in accordance with GAAP. At our Company level, trust preferred securities can be treated as Tier 1 capital up to 25% of total Tier 1 capital, with the remainder treated as Tier 2 capital. At December 31, 2009 the Company included $4.4 million of the trust preferred securities in our Tier 1 capital for regulatory capital purposes compared to the entire $8.0 million at December 31, 2008. At December 31, 2009, $3.6 million of the trust preferred securities qualified for Tier 2 capital treatment.

The Company did not pay dividends in 2009. In 2008, the Company paid quarterly cash dividends totaling $1,148,000 or $.16 per share and $2,425,000 or $.32 per share in 2007, representing 41.9% and 37.5%, respectively, of those year’s earnings. The Company chose to suspend paying dividends in the fourth quarter of 2008 and throughout 2009.  Any future payment of dividends will be consistent with the general dividend policy. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

We will need to incur additional debt or equity financing in the future to meet our capital needs. We cannot guarantee that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our operations.

At December 31, 2009, the Company had a Tier 1 risk based capital ratio of 3.5%, a total capital to risk-weighted assets ratio of 6.2%, and a leverage ratio of 3.0%. The Company had a Tier 1 risk based capital ratio of 8.8%, a total capital to risk-weighted assets ratio of 10.0%, and a leverage ratio of 8.1% at December 31, 2008. Note 12 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2009 and 2008. At December 31, 2009, the Company and the Bank were considered under capitalized.  As a result of a regulatory examination in 2009, the Bank must obtain the prior written consent of its primary regulators before paying dividends and has agreed to increase its Leverage Ratio to 10%.  In addition, the Bank is to maintain other capital ratios above well capitalized thresholds.

In an effort to strengthen the Company’s operations and capital position and enable it to better withstand these continued adverse market conditions, the Company has developed capital initiatives which include improving asset quality through a combination of efforts to reduce the current concentration of classified assets, prudently manage credit risk exposures in the existing loan portfolio, tighten credit underwriting standards and limit asset growth, as the Company focuses on improving asset quality and implementing necessary efficiency and risk management initiatives, compliance with applicable laws and regulations, including, to the maximum possible extent, regulatory capital requirements and the requirements of regulatory enforcement actions, continue to make progress on the sale of OREO properties and loan workout solutions, continue to improve the net interest margin through prudent pricing and implement additional expense reduction actions.

Off-Balance Sheet Items and Contractual Obligations

The Company has certain ongoing commitments under operating leases. See Note 10 to the consolidated financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2008 commitments to extend credit and standby letters of credit were the Company’s only financial instruments with off-balance sheet risk. Loan commitments decreased to $111 million at December 31, 2009 from $148 million at December 31, 2008. Standby letters of credit decreased to $4.4 million from $6.5 million over the same period.  The commitments and standby letters of credit represent 27% of the total loans outstanding at year-end 2009 versus 31% at December 31, 2008.

The following chart summarizes certain contractual obligations of the Company as of December 31, 2009:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Subordinated debentures	$—	$—	$—	$8,248	$8,248
Operating lease obligations	2,094	3,028	3,510	14,358	22,990
Deferred compensation (1)	—	—	—	6,683	6,683
Supplemental retirement plans	127	264	281	1,125	1,797
Notes payable	—	—	—	1,122	1,122
Total contractual obligations	$2,221	$3,292	$3,791	$31,536	$40,840

(1) These amounts represent the accrued liabilities as of December 31, 2009 under the Company’s deferred compensation and supplemental retirement plans. See Note 15 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

Liquidity and Market Risk Management

Global financial markets recently have been, and continue to be, extremely unstable and unpredictable, and economic conditions have been weak and appear to be deteriorating. Continued, and potentially increased volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. This instability also could affect the prices at which the Company could make any such sales, which could adversely affect its earnings and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital.

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

Additionally, the Company has the ability to raise nonbrokered deposits through an online resource, sell investment securities, or sell loans if required for liquidity purposes. The Company is in the process of securing its access to the Federal Reserve Bank of San Francisco’s Discount Window for short term borrowing.

With the Company’s under-capitalized position, brokered deposits, unsecured lines of credit, and the Federal Home Loan Bank, are no longer resources for liquidity. To compensate for this, management expanded its use of a six month rolling liquidity surplus and deficit analysis so that changes in liquidity needs could be identified and addressed well in advance of any issues or shortfalls. In addition, the Asset Liability Committee meets monthly to discuss and identify potential crisis.

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

Modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under differing interest rate assumptions. The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting the simulation, namely stable, an upward shock of 100, 200, and 300 basis points, and a downward shock of 100, 200, and 300 basis points.  The Company’s policy is to limit the change in the Company’s net interest margin and economic value to plus or minus 10%, 20%, and 30% and 10%, 15%, and 20% respectively upon application of interest rate shocks of 100 bp, 200 bp, and 300 bp as compared to a base rate scenario. As of December 31, 2009, the Company had the following estimated net interest margin sensitivity profile:

	Immediate Change in Rate		Immediate Change in Rate		Immediate Change in Rate
	+100 bp	-100 bp	+200 bp	-200 bp	+300 bp	-300 bp
Net Interest Income Change	$401,000	$252,000	$965,000	$(36,000)	$1,716,000	$(137,000)

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company’s annual net interest income would likely increase by about $965,000, or approximately 4.89%. Likewise, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company’s net interest income would likely decrease by approximately $36,000, or  -.18%, over the next year.  Many of the Company’s loans have variable rates with minimum thresholds called floors that they can adjust to in a falling rate environment.  However, the floors that help to maintain a net interest margin spread in a falling rate environment create the lag in income in a raising rate environment as the loans will not reprice until the base rate plus the loans’ margin exceed the floor. The results for the Company’s December 31, 2009 balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

The amount of change is based on the profiles of each loan and deposit class, which include the rate, the likelihood of prepayment or repayment, whether its rate is fixed or floating, the maturity of the instrument, and the particular circumstances of the customer. The quantification of the change in economic value is somewhat apparent in Note 16, Fair Value of Financial Instruments, in the consolidated financial statements; however, such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.

Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share data)

2009 Quarter	1st	2nd	3rd	4th

Interest income	$7,170	$7,485	$7,079	$7,132
Net interest income	$5,079	$5,608	$5,650	$5,819
Net interest income after provision for loan losses	$1,979	$1,608	$(250)	$(4,238)

Net income (loss)	$100	$(2,500)	$(3,563)	$(21,545)

Net income (loss) per share, basic	$0.02	$(0.38)	$(0.55)	$(3.30)

Net income per share, diluted	$0.02	$—	$—	$—

Dividends declared	$—	$—	$—	$—

2008 Quarter	1st	2nd	3rd	4th

Interest income	$9,611	$9,298	$9,471	$8,935
Net interest income	$6,671	$6,716	$7,032	$6,531
Net interest income after provision for loan losses	$6,446	$6,266	$6,282	$4,781

Net income (loss)	$824	$1,043	$1,302	$(430)

Net income (loss) per share, basic	$0.11	$0.15	$0.20	$(0.07)

Net income per share, diluted	$0.11	$0.15	$0.20	$—

Dividends declared	$0.08	$0.04	$0.04	$—

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7a of Form 10-K is contained in the Liquidity and Market Risk Management section of Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements begin on page 65 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants for the year 2009.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company.  Internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act.  In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO).

Based on this evaluation, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

/s/ John F. Coger
John F. Coger
President, Chief Executive Officer

/s/ Barbara A. Crouse
Barbara A. Crouse
Senior Vice President, CFO

April 15, 2010

Item 9b. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           List of documents filed as part of this report

(1)           Financial Statements

The following financial statements and independent auditor’s reports are included in this Annual Report on Form 10-K immediately following.

I.	Report of Independent Registered Public Accounting Firm
II.	Consolidated Balance Sheet - December 31, 2009 and 2008
III.	Consolidated Statement of Operations - Years Ended December 31, 2009, 2008 and 2007
IV.	Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2009, 2008 and 2007
V.	Consolidated Statement of Cash Flows - Years Ended December 31, 2009, 2008 and 2007
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
(4.1)

Certificate of Determination of 6% Mandatory Convertible Cumulative Preferred Stock, Series A of Community Valley Bancorp filed with the State of California on December 23, 2009. Specimen of Company’s Preferred Stock Certificate Series A.

(4.2)

Certificate of Determination of 8% Cumulative Perpetual Preferred Stock, Series B of Community Valley Bancorp filed with the State of California on December 23, 2009, Specimen of Company’s Preferred Stock Certificate Series B.

(10.1)

Salary Continuation Agreement dated April 14, 1998, and Amendment to Salary Continuation Agreement dated January 10, 2002, for Keith C Robbins. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.1)(1)

Amendment to Salary Continuation Agreement of April 14, 1998 for Keith C Robbins dated January 1, 2004  Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

(10.1)(2)

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

(10.5)(1)

Amendment to Salary Continuation Agreement of April 14, 1998 for John F Coger dated January 1, 2004.  Previously filed as Exhibit 10.7.1 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 20, 2004.

(10.6)

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

(10.8)

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

(10.12)

2000 Stock Option Agreement for Gary B Strauss dated May 1, 2000. Previously filed as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(10.13)	2000 Stock Option Agreement for Barbara A Crouse dated December 24, 2002.
(10.14)

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

(10.17)

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

(b)  Reports on Form 8-K

On January 30, 2009 the Company issued a press release announcing earnings for the fourth quarter and year ending December 31, 2008.

On February 23, 2009 the Company announced the retirement of Charles J. Mathews from the Board of Directors of Community Valley Bancorp.

On April 30, 2009 the company issued a press release announcing the earnings for the first quarter of 2009.

On August 06, 2009 the Company issued a press release announcing the earnings for the second quarter of 2009.

On September 18, 2009 the Company issued a press release announcing the voluntary delisting from The NASDAQ Capital Market.

On November 16, 2009 the Company issued a press release announcing the earnings for the third quarter of 2009.

On December 31, 2009 the Company issued a press release announcing the issuance of Mandatory Convertible Cumulative Preferred Stock Series A and Cumulative Perpetual Preferred Stock Series B (“Preferred Stock Series B”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2010	COMMUNITY VALLEY BANCORP
a California corporation

	By	/s/ John F. Coger
John F. Coger
President and Chief Executive Officer

	By	/s/ Barbara A. Crouse
Barbara A. Crouse
Senior Vice President Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Robert Ching	Director	April 15, 2010
M. Robert Ching

/s/ John F. Coger	President, Chief Executive Officer and Director	April 15, 2010
John F. Coger

/s/Eugene B. Even	Director	April 15, 2010
Eugene B. Even

/s/ John D. Lanam	Director	April 15, 2010
John D. Lanam

/s/ Donald W. Leforce	Chairman of the Board	April 15, 2010
Donald W. Leforce

/s/ Ellis L. Matthews	Director	April 15, 2010
Ellis L. Matthews

/s/ Luther McLaughlin	Director and Vice Chairman	April 15, 2010
Luther McLaughlin

/s/ Robert L. Morgan	Director	April 15, 2010
Robert L. Morgan

/s/ Keith C. Robbins	Director	April 15, 2010
Keith C. Robbins

/s/ James S. Rickards	Director and Corporate Secretary	April 15, 2010
James S. Rickards

/s/ Gary B. Strauss	Director	April 15, 2010
Gary B. Strauss

/s/ Hubert Townshend	Director	April 15, 2010
Hubert Townshend

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008

AND FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community Valley Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of Community Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Valley Bancorp and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Community Valley Bancorp and subsidiaries will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary, Butte Community Bank (“the Bank”), to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  In addition, the Bank entered into an informal joint Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) that requires it to increase Tier 1 capital to an amount to equal or exceed 10% of adjusted average assets.  At December 31, 2009, the Company and the Bank are considered to be undercapitalized under the above regulatory guidelines, and, accordingly, may be subject to further adverse regulatory action.  In addition, management expects to receive a formal consent order (“Order”) from the FDIC and DFI as a result of its 2010 regulatory examination which will replace the Bank’s Memorandum of Understanding.  The Order is expected to include more stringent provisions to augment regulatory capital, to include a capital restoration plan acceptable to the regulators, and strengthen asset quality.  The Bank has suffered recurring asset deterioration and recorded a loss of $26,470,000 for the year ended December 31, 2009.  In management’s opinion, the Bank will not be allowed to operate for a full year from the balance sheet date without additional capital.  Failure to meet capital requirements and interim capital targets included in a capital restoration plan acceptable to the Bank’s regulators exposes the Bank to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and assumption of control of the Bank.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on many factors, to include achieving regulatory capital levels acceptable to the FDIC and DFI, improving asset quality and meeting future liquidity requirements.  Management’s plans in regard to these matters are described in Note 2.  The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

We were not required or engaged to examine the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP
Sacramento, California
April 15, 2010

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks	$12,119,000	$21,743,000
Federal funds sold	46,535,000	36,605,000
Total cash & cash equivalents	58,654,000	58,348,000

Interest-bearing deposits in banks	2,740,000	2,576,000
Loans held for sale at lower of cost or market	1,137,000	320,000
Investment securities
Available-for-sale, at fair value	4,377,000	6,462,000
Held-to-maturity, at cost	1,229,000	634,000
Loans, net of allowance for loan losses of $12,975,000 at December 31, 2009 and $ 7,826,000 at December 31, 2008	420,036,000	486,522,000
Premises and equipment, net	5,271,000	7,013,000
Other real estate	13,493,000	2,068,000
Bank owned life insurance	11,680,000	11,199,000
Accrued interest receivable and other assets	19,845,000	20,102,000
Total assets	$538,462,000	$595,244,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$77,340,000	$82,159,000
Interest bearing	420,823,000	444,326,000
Total deposits	498,163,000	526,485,000

ESOP and other notes payable	1,122,000	5,054,000
Junior subordinated debentures	8,248,000	8,248,000
Accrued interest payable and other liabilities	14,977,000	15,318,000
Total liabilities	522,510,000	555,105,000

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock - no par value; 10,000,000 shares authorized; issued and outstanding -345,647 shares at December 31, 2009 and none outstanding at December 31,2008	3,313,000	—
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding -6,699,603 shares at December 31, 2009 and 6,699,553 at December 31,2008	10,186,000	10,147,000
Unallocated ESOP shares 160,826 shares at December 31, 2009 and 124,207 shares at December 31, 2008 (at cost)	(1,582,000)	(1,438,000)
Retained earnings	3,908,000	31,416,000
Accumulated other comprehensive income, net of taxes	127,000	14,000

Total shareholders’ equity	15,952,000	40,139,000
Total liabilities and shareholders’ equity	$538,462,000	$595,244,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income:
Interest and fees on loans	$28,426,000	$35,849,000	$40,272,000
Interest on Federal funds sold	96,000	602,000	2,475,000
Interest on deposits in banks	74,000	389,000	182,000
Interest on investment securities:
Taxable	205,000	410,000	229,000
Exempt from Federal income tax	65,000	65,000	65,000
Total interest income	28,866,000	37,315,000	43,223,000

Interest expense:
Interest expense on deposits	5,920,000	9,595,000	12,771,000
Interest expense on junior subordinated debentures	424,000	566,000	1,024,000
Interest expense on notes payable	366,000	204,000	94,000
Total interest expense	6,710,000	10,365,000	13,889,000
Net interest income before provision for loan losses	22,156,000	26,950,000	29,334,000
Provision for loan losses	23,057,000	3,742,000	(16,000)
Net interest (loss) income after provision for loan losses	(901,000)	23,208,000	29,350,000

Non-interest income:
Service charges and fees	3,613,000	3,904,000	3,422,000
Sale of merchant processing portfolio	2,640,000	—	—
Gain on sale of loans	1,612,000	1,102,000	1,506,000
Loan servicing income	1,119,000	556,000	395,000
Loss on sale of investment security	(172,000)	—	—
Other	2,957,000	3,377,000	3,152,000
Total non-interest income	11,769,000	8,939,000	8,475,000

Non-interest expenses:
Salaries and employee benefits	12,645,000	14,585,000	15,630,000
Occupancy and equipment	5,300,000	5,425,000	4,221,000
Other real estate	6,641,000	92,000	30,000
FDIC assessments	1,582,000	313,000	75,000
Impairment recognized on investment security	—	1,489,000	—
Other	6,104,000	6,372,000	6,971,000
Total non-interest expenses	32,272,000	28,276,000	26,927,000

(Loss) income before provision for income taxes	(21,404,000)	3,871,000	10,898,000

Provision for income taxes	6,104,000	1,132,000	4,439,000

Net (loss) income	$(27,508,000)	$2,739,000	$6,459,000

Basic (loss) earnings per share	$(4.21)	$0.39	$0.87
Diluted earnings per share	$—	$0.39	$0.85

Cash dividends per share	$—	$0.16	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

	Preferred Stock		Common Stock		Unallocated	Retained	Accum- ulated Other Compre- hensive	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	ESOP shares	Earnings	Income	Equity	Income (Loss)
Balance, January 1, 2007	—	$—	7,394,664	$9,727,000	$(1,514,000)	$37,505,000	$9,000	$45,727,000

Comprehensive income
Net income						6,459,000		6,459,000	$6,459,000
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities							8,000	8,000	8,000
Total comprehensive income									$6,467,000

Exercise of stock options and related tax benefit			232,108	1,104,000				1,104,000
Amortization of stock compensation - ESOP shares				65,000	107,000			172,000

Cash dividends- $.32 per share						(2,425,000)		(2,425,000)

Stock based compensation expense				139,000				139,000

Repurchase and retirement of common stock			(18,864)	(125,000)		(85,000)		(210,000)
Balance, December 31, 2007	—	—	7,607,908	10,910,000	(1,407,000)	41,454,000	17,000	50,974,000

Comprehensive income
Net income						2,739,000		2,739,000	$2,739,000
Other comprehensive income:
Net change in unrealized gains on available-for-sale investment securities							(3,000)	(3,000)	(3,000)
Total comprehensive income									$2,736,000

Exercise of stock options and related tax benefit			103,651	654,000				654,000
Amortization of stock compensation— ESOP shares				(8,000)	90,000			82,000

Shares acquired or redeemed by ESOP					(121,000)			(121,000)
Cash dividends- $.16 per share						(1,148,000)		(1,148,000)

Stock based compensation expense				80,000				80,000
Repurchase and retirement of common stock			(1,012,006)	(1,489,000)		(11,629,000)		(13,118,000)
Balance, December 31, 2008	—	—	6,699,553	10,147,000	(1,438,000)	31,416,000	14,000	40,139,000

Comprehensive loss
Net loss						(27,508,000)		(27,508,000)	$(27,508,000)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities							113,000	113,000	113,000
Total comprehensive loss									$(27,395,000)

Exercise of stock options and related tax benefit			50	—				—
Amortization of stock compensation — ESOP shares				(16,000)	72,000			56,000

Shares acquired or redeemed by ESOP					(216,000)			(216,000)

Sale of stock - Preferred A	240,000	1,200,000						1,200,000
Sale of stock - Preferred B	105,647	2,113,000						2,113,000

Stock based compensation expense				55,000				55,000

Balance, December 31, 2009	345,647	$3,313,000	6,699,603	$10,186,000	$(1,582,000)	$3,908,000	$127,000	$15,952,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(27,508,000)	$2,739,000	$6,459,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	23,057,000	3,742,000	(16,000)
Decrease in deferred loan origination costs	(295,000)	(210,000)	(113,000)
Net loss on sale and write-down of other real estate	6,438,000	—	—
Loss recognized on sale of investment security	172,000	—	—
Depreciation, amortization, and accretion, net	1,910,000	2,081,000	2,100,000
Increase in cash surrender value of bank-owned life insurance, net	(421,000)	(564,000)	(383,000)
Non-cash compensation expense associated with the ESOP	56,000	82,000	172,000
Stock based compensation	55,000	80,000	139,000
Excess tax benefit from exercise of stock-based compensation awards	—	(166,000)	(428,000)
Impairment recognized on investment security	—	1,489,000	—
(Gain) loss on disposition of premises and equipment	(22,000)	(9,000)	28,000
Net (increase) decrease in loans held for sale	(817,000)	(320,000)	790,000
Increase in accrued interest receivable and other assets	(10,297,000)	(771,000)	(1,805,000)
Decrease (increase) in accrued interest payable and other liabilities	(341,000)	4,862,000	1,060,000
Provision for deferred income taxes and establishment of valuation allowance	10,292,000	(4,448,000)	(612,000)
Net cash provided by operating activities	2,279,000	8,587,000	7,391,000

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(996,000)	(1,750,000)	—
Purchase of available-for-sale investment securities	(1,000,000)	(6,007,000)	(3,437,000)
Proceeds from matured or called available-for-sale investment securities	3,000,000	4,000,000	2,000,000
Proceeds from sale of called available-for-sale investment securities	89,000	1,000,000	—
Proceeds from principal payments on available-for-sale investment securities	275,000	211,000	133,000
Proceeds from principal payments on held-to-maturity investment securities	144,000	223,000	175,000
Net decrease (increase) in interest-bearing deposits in banks	(164,000)	1,674,000	(1,972,000)
Net decrease (increase) in loans	22,587,000	(50,842,000)	1,030,000
Premiums paid for life insurance policies	(60,000)	(434,000)	(20,000)
Acquisition of other real estate	(371,000)	—
Proceeds from sale of other real estate	3,645,000	—	—
Purchases of premises and equipment	(182,000)	(900,000)	(4,712,000)
Proceeds from sale of premises and equipment	30,000	9,717,000	43,000
Net cash provided by (used in) investing activities	26,997,000	(43,108,000)	(6,760,000)

(Continued)

COMMUNITY VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(continued)

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$3,350,000	$(1,902,000)	$27,408,000
Net (decrease) increase in time deposits	(31,672,000)	27,396,000	(11,273,000)
Proceeds from notes payable	—	4,000,000	(124,000)
Repayment of notes payable	(500,000)	—	—
Proceeds from ESOP note payable	216,000	120,000	—
Repayments of ESOP note payable	(148,000)	(159,000)	—
Purchase of unallocated ESOP shares	(216,000)	(121,000)	—
Proceeds from exercise of stock options, including tax benefit	—	654,000	1,104,000
Payment of cash dividends	—	(1,757,000)	(2,408,000)
Repurchase and retirement of common stock	—	(13,118,000)	(210,000)
(Repayment) proceeds from issuance of junior subordinated debentures	—	(8,248,000)	8,248,000
Net cash (used in) provided by financing activities	(28,970,000)	6,865,000	22,745,000

Decrease (increase) in cash and cash equivalents	306,000	(27,656,000)	23,376,000

Cash and cash equivalents at beginning of year	58,348,000	86,004,000	62,628,000

Cash and cash equivalents at end of year	$58,654,000	$58,348,000	$86,004,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$7,009,000	$10,705,000	$13,940,000
Income taxes	$1,980,000	$5,830,000	$4,665,000

Non-cash investing activities:
Conversion of debt into preferred stock	$3,313,000	—	—
Real estate acquired through foreclosure	$21,137,000	$2,068,000	$—
Net change in unrealized gains on available-for-sale investment securities, net of tax	$113,000	$(3,000)	$8,000

Non-cash financing activities:
Release of unallocated ESOP shares	$72,000	$90,000	$107,000
Accrual of cash dividend declared	$—	$—	$609,000
Excess tax benefit from exercise of stock-based compensation awards	$—	$166,000	$428,000

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

Founded in 1990, the Bank is a state-chartered financial institution with fourteen branches in eleven cities including Anderson, Chico, Colusa, Corning, Magalia, Marysville, Oroville, Paradise, Redding, Red Bluff, and Yuba City and a loan production office in Citrus Heights. The Bank provides traditional deposit and lending services including commercial and construction loans, government guaranteed loans such as those available from the U.S. Department of Agriculture (USDA) and Small Business Administration (SBA), payroll services and investment services.

On July 10, 2007, Community Valley formed a wholly-owned subsidiary, Community Valley Bancorp Trust II (the “Trust”), which is a Delaware statutory business trust, for the purpose of issuing trust preferred securities. The proceeds from the Trust were used to redeem 100% of the trust preferred securities issued by the 2002 Community Valley Bancorp Trust I.  After redemption, Community Valley Trust I was dissolved (see Note 9).

On December 1, 2004, Community Valley formed a wholly-owned subsidiary, Butte Community Insurance Agency LLC for the purpose of providing insurance related services.

The deposits in the Bank are insured by the Federal Depository Insurance Corporation (“FDIC”) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2009.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2009 and 2008, the Company did not have any investment securities classified as trading and there were no transfers of securities between categories.

Gains or losses on the sale of investment securities are computed using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary and management does not intend to sell the security or it is more likely than not that management will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (IO) strip receivable and treated like an available-for-sale security. The servicing asset, net of any required valuation allowance, and IO strip receivable are included in accrued interest and other assets. At December 31, 2009 and 2008, IO strips were not significant.

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

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the IO strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset and IO strip are recognized as discussed above. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Company serviced SBA, RBS and FSA government guaranteed loans for others totaling $128,306,000 and $114,460,000 as of December 31, 2009 and 2008, respectively.

Mortgage Loans

The Company originates residential mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Company recognizing the servicing asset, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $ 70,434,000 and $9,308,000 as of December 31, 2009 and 2008, respectively.  In September 2007, the Company sold the servicing rights for this portfolio of loans and continued to originate and sell mortgage loans with servicing released through the remainder of 2007. In March 2008, the Company reentered the market and began servicing FNMA loans again. In January 2010, FNMA terminated the mortgage selling contract due to the Company not meeting the minimum total risk based capital ratio of 10% required to participate in the program.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $2,519,000 and $2,622,000 as of December 31, 2009 and 2008, respectively.

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

The methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating a general allowance for loan losses.

A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan agreement. Impairment on individually identified loans that are not collateral dependent is measured based on the present value of expected future cash flows discounted at each loan’s original effective interest rate. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

In estimating the general allowance of loan loses, the balance of the loan portfolio is grouped into segments that have common characteristics, such as loan type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned ratings (using regulatory definitions) of special mention, substandard and doubtful. Loans graded loss are generally charged off immediately.

For each general allowance portfolio segment, loss factors are applied to calculate the required allowance. These loss factors are based upon historical loss rates adjusted for qualitative factors representing other significant factors affecting the loan portfolio including economic factors, credit policy and underwriting, management and staff effectiveness, trends in delinquencies and losses, and concentrations.

The Company’s Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance for loan losses is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.

The allowance for loan losses at December 31, 2009 and 2008 reflects management’s estimate of possible losses in the portfolio.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected usage and applies the factor to the unused portion of undisbursed lines of credit. The allowance totaled $244,000 and $293,000 at December 31, 2009 and 2008, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

Other Real Estate

The Company’s investment in other real estate, all of which is related to real estate acquired in full or partial settlement of loan obligations, was $13,493,000 and $2,068,000 at December 31, 2009 and 2008, respectively.  In 2009 subsequent write-downs totaled $5,528,000. There were no subsequent write-downs to other real estate in 2008. In 2009, twenty properties were sold with carrying values totaling $3,643,000 and net gains were recognized totaling $50,000. There were no sales of other real estate in 2008. When property is acquired, any excess of the Company’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated costs to sell is charged to the allowance for loan losses. When appropriate, a valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.  Subsequent gains or losses on sales or write-downs resulting from further impairment are recorded in other income or expenses as incurred.

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

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for (benefit from) income taxes.

The Company accounts for income taxes using the liability or balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets (liabilities) are included in accrued interest receivable (payable) and other assets (liabilities).

The determination of the amount of deferred income tax assets which are more likely than not to be realized is dependent upon historical cumulative pre-tax losses and projections of future earnings which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it was determined that it is “more likely than not” that all of the deferred income tax assets as of December 31, 2009 will not be fully realized and therefore a valuation allowance was recorded.

The Company uses a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of operation.

(Loss) Earnings Per Share

Basic (loss) earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding the effect of unallocated shares of the Employee Stock Ownership Plan.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. However, diluted earnings per share are not presented when a loss occurs because the conversion of potential common stock is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income (loss). Unrealized gains or losses on the Company’s available-for-sale investment securities and IO strips are the principle source of other comprehensive income or loss. Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

Stock-Based Compensation

The Company issues stock options under one shareholder approved stock-based compensation plan, the Community Valley Bancorp 2000 Stock Option Plan.  The Plan does not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Under the Company’s 2000 stock option plan, 311,751 shares of common stock remain reserved for issuance to employees and directors. There are 127,092 shares that are available for future grants.

Management estimates the fair value of each option award as of the date of the grant using a Black-Sholes-Merton option pricing model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option.  The expected term of options granted is generally based on the historical experience behavior of full term options. The risk free interest rate for the expected term of the option is based on U.S. Treasury yield curve in effect at the time of the grant.  The expected dividend yield was determined based on the budgeted cash dividends of the Company at the time of the grant.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan. No options were granted during 2009 or 2008.

Impact of New Financial Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact this standard may have on the Company’s financial condition and results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited. Management is assessing the impact of this standard on the Company’s financial condition and results of operations.

Improvements to Financial Reporting of Interests in Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

2.             GOING CONCERN CONSIDERATIONS

The Company incurred a net loss of $27,508,000 for the year ended December 31, 2009 and reported net income of $2,739,000 and $6,459,000 for the years ended December 31, 2008 and 2007, respectively. The 2009 loss was primarily the result of significant increases in the provision for loan losses, increases in costs associated with foreclosed real estate and continued compression of the net interest margin caused by 2008 interest rate reductions, increased amounts of non-accrual loans and a decline in the amortization of net loan origination fees.  Furthermore, a valuation allowance provided against the Company’s deferred tax assets during the fourth quarter of 2009 has also negatively impacted the Company’s results. This severe net loss caused the Bank to be undercapitalized, has restricted our operations and has had a negative impact on our financial position and results of operations, including the adequacy of our liquidity and capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  The Company has determined that significant additional sources of liquidity and capital will be required for it to continue operations through 2010 and beyond. The Company has engaged a financial advisor to explore strategic alternatives to resolve the capital deficiency. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur.   As described in Note 12, Regulatory Matters, the Company and the Bank did not meet either the minimum regulatory capital requirements or the leverage ratio requirement of 10% outlined in the Bank’s Memorandum of Understanding.  As such, the Company and the Bank are considered undercapitalized at December 31, 2009, and, accordingly, may be subject to further adverse regulatory action.  In addition, management expects to receive a formal order (“Order”) from the FDIC and the DFI as a result of its 2010 regulatory examination which will replace the Bank’s Memorandum of Understanding.  The Order is expected to include more stringent provisions to augment regulatory capital, further strengthen and improve asset quality, enhance problem loan identification policies and procedures and reduce the level of classified assets.  At this time, management does not know what impact the Order will have on the Company’s business strategies.  The accompanying financial statements do not reflect the impact, if any, of these conditions. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital, improve asset quality and meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s primary focus is to strengthen the Company’s operations and capital position.  The Bank’s capital plan outlining its plans for attaining the required levels of regulatory capital are included in its quarterly report to the regulators as required under the Memorandum of Understanding.  Various strategic options are being evaluated and management continues to act upon both tactical and strategic alternatives to raise capital and restructure the Company’s balance sheet. The Company formed a Board appointed Capital Augmentation Committee (“Committee”) and has engaged a financial advisor to explore alternatives to assist the Company in resolving its capital deficiency issues.  In this regard, the Committee has been in extensive discussions with several parties regarding the possibility of a substantial equity investment or a possible sale of the Company.  In addition, management has analyzed the impact of selling certain of the Bank’s branches and restructuring certain components of the balance sheet that would require a less significant capital infusion and result in improvement to its capital ratios.

In response to the Memorandum of Understanding, management has also developed a plan for improving and sustaining bank earnings and improving the Bank’s overall risk profile.  In general, the plan includes, but is not limited to, the following:

•      Establishing guidelines to improve the Bank’s overall risk profile.

•      Evaluating capital management strategies, to include raising capital through a private common stock or preferred stock offering, limiting growth and selling or disposing of certain assets.  Management and the Board of Directors are currently evaluating these options and have goals to execute the necessary strategies to increase capital by the end of the second quarter of 2010.

•      Improving earnings performance by restructuring the balance sheet to increase earning assets while limiting growth.  Financial performance will be positively affected by reducing the level of nonperforming assets, controlling operating expenses, disposing of real estate acquired through foreclosure, and evaluating the Bank’s products and services offered to clients and the associated fee and pricing structures.

•      Diversification of the loan portfolio away from construction and land development and commercial real estate.  We have several experienced agricultural lenders with established relationships that go back many years.  We do not have a concentration in this area and are emphasizing the importance of looking outside the commercial real estate type of lending to improve our concentration ratios.

While considerable risks to the Company’s future financial performance exist, management believes the Company can effectively respond to these risks and carry on operations while it implements this strategic plan and pursues opportunities with respect to augmenting capital. If successfully implemented, The Company’s capital plan will address its near-term capital resources and liquidity needs. However, there can be no guarantee that any restructuring or recapitalization plan will be successfully implemented.

3.             INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2009 and 2008 consisted of the following:

	2009
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$2,807,000	$131,000	$—	$2,938,000
Obligations of states and political subdivisions	1,358,000	81,000	—	1,439,000
	$4,165,000	$212,000	$—	$4,377,000

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$5,080,000	$24,000	$(10,000)	$5,094,000
Obligations of states and political subdivisions	1,358,000	16,000	(6,000)	1,368,000
	$6,438,000	$40,000	$(16,000)	$6,462,000

Net unrealized gains on available-for-sale investment securities totaling $212,000 and $24,000 were recorded net of $85,000 and $10,000 in tax expenses, as accumulated other comprehensive income within shareholders’ equity at December 31, 2009 and 2008, respectively. There were no sales of available-for-sale investment securities for the years ended December 31, 2008 and 2007. There were no transfers of available-for-sale investment securities in the years ended December 31, 2009, 2008 and 2007.

During its assessment of the investment portfolio for other-than-temporary impairment of investment securities, management considers many factors.  In cases where a security is of a type for which there is very little active trading, if any, management must consider other factors when conducting its evaluation.  As of December 31, 2008, the Company held one such security, a trust preferred security.  Although all scheduled interest payments had been received through December 31, 2008, management considered other factors and made certain assumptions in reaching its conclusion.  Such factors and assumptions included independent indications of the fair value of the security, adverse conditions related to the financial industry in general, the financial condition of the issuer, and certain assumptions regarding the impact of past events, current conditions and the likelihood of future events and the timing of cash flows, including any recoveries. After giving consideration to all the above factors, management concluded that an other-than-temporary impairment had occurred and recorded a $1,489,000 impairment charge through earnings on this trust preferred security with an original par value of $1,750,000. The security was sold in January 2009 for gross proceeds of $89,000, and a loss of $172,000 was recorded. There were no other sales of available-for-sale investment securities for the year ended December 31. 2009.

	2009
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$1,229,000	$14,000	$—	$1,243,000

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$373,000	$4,000	$—	$377,000
Other securities	261,000	—	—	261,000
	$634,000	$4,000	$—	$638,000

There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2009, 2008 and 2007.

There were no investment securities with unrealized losses at December 31, 2009. Investment securities with unrealized losses at December 31, 2008 are summarized and classified according to the duration of the loss period as follows:

	2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Government agencies	$—	$—	$686,000	$(10,000)	$686,000	$(10,000)
Obligations of states and political subdivisions	657,000	(6,000)	—	—	657,000	(6,000)
	$657,000	$(6,000)	$686,000	$(10,000)	$1,343,000	$(16,000)

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$—	$—	$—	$—
After one year through five years	1,000,000	1,005,000	1,000,000	1,001,000
After five years through ten years	695,000	733,000	—	—
After ten years	663,000	707,000

	2,358,000	2,445,000	1,000,000	1,001,000

Investment securities not due at a single maturity date:
SBA loan pools	1,807,000	1,932,000	229,000	242,000

	$4,165,000	$4,377,000	$1,229,000	$1,243,000

Investment securities with amortized costs totaling $3,445,000 and $4,356,000 and fair values totaling $3,446,000 and $4,382,000 were pledged to secure public deposits and treasury, tax and loan accounts at December 31, 2009 and 2008, respectively.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2009	2008
Real estate:
Mortgage	$228,678,000	$252,018,000
Construction	22,990,000	65,004,000
Commercial	80,758,000	83,786,000
Agriculture	38,444,000	28,628,000
Installment	62,324,000	65,390,000

Total loans	433,194,000	494,826,000

Deferred loan fees, net	(183,000)	(478,000)
Allowance for loan losses	(12,975,000)	(7,826,000)

Total net loans	$420,036,000	$486,522,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$7,826,000	$5,232,000	$5,274,000
Provision charged/credited to operations	23,057,000	3,742,000	(16,000)
Losses charged to allowance	(18,062,000)	(1,158,000)	(26,000)
Recoveries	154,000	10,000	—

Balance, end of year	$12,975,000	$7,826,000	$5,232,000

At December 31, 2009 and 2008, impaired loans totaled $54,123,000 and $26,256,000, respectively.  Specific reserves recorded totaled $4,045,000 on impaired loans totaling $20,146,000 and specific reserves recorded totaled $1,156,000 on impaired loans totaling $8,800,000 at December 31, 2009 and 2008, respectively.  The remaining impaired loans did not require a specific reserve at December 31, 2009 or 2008.  The average recorded investment in impaired loans for the years ended December 31, 2009, 2008 and 2007 was $26,735,000, $5,355,000 and $110,000, respectively.  Interest recognized for cash payments received on impaired loans was not significant for the years ended December 31, 2009, 2008 and 2007, respectively.   At December 31, 2009, the Company had $424,000 committed to lend additional funds to borrowers whose loans were restructured.  At December 31, 2008, the Company was not committed to lend any additional funds to borrowers whose loans were restructured.

At December 31, 2009 and 2008, nonaccrual loans totaled $51,075,000 and $14,885,000, respectively.  Interest foregone on nonaccrual loans totaled $1,967,000 for the year ended December 31, 2009, $262,000 for 2008 and $10,000 for 2007.  There were no loans greater than ninety days past due still accruing interest at December 31, 2009, 2008 or 2007.

Salaries and employee benefits totaling $406,000, $852,000 and $1,189,000 have been deferred as loan origination costs for the years ended December 31, 2009, 2008 and 2007, respectively.

5.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2009	2008

Accrued interest receivable	$2,380,000	$3,838,000
Deferred tax assets, net	—	10,282,000
Loan servicing assets	3,463,000	2,004,000
Prepaid expenses	5,144,000	1,358,000
Income tax receivable	6,149,000	—
Other	2,709,000	2,620,000

	$19,845,000	$20,102,000

Originated servicing assets for Small Business Administration (SBA), Rural Business — Cooperative Service (RBS), Farm Services Agency (FSA) and residential mortgage loans totaling $1,459,000, $900,000 and $232,000 were recognized during the years ended December 31, 2009, 2008 and 2007, respectively.  Amortization of servicing assets totaled $590,000, $337,000 and $330,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  In the third quarter of 2007 the Company’s residential mortgage servicing assets were sold for a one time pre tax gain of $730,000. In March of 2008, the Company began servicing residential mortgage loans again.

6.             PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2009	2008

Buildings and improvements	$3,454,000	$3,454,000
Furniture, fixtures, and equipment	10,708,000	10,754,000
Leasehold Improvements	2,467,000	2,469,000

	16,629,000	16,677,000

Less accumulated depreciation and amortization	11,358,000	9,664,000

	$5,271,000	$7,013,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,916,000, $2,084,000 and $2,108,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

In February 2008, the Company sold and simultaneously entered into long-term operating lease agreements on seven of its properties with proceeds from the sale totaling $15,300,000 and a net gain of $5,592,000 which is being deferred and recognized over the 15 year term of the leases.  Gains recognized included in other non-interest income totaled $372,000 and $326,000 for the years ended December 31, 2009 and 2008, respectively.  Rent expense recognized on these leases was $1,204,000 and $1,156,000 for the years ended December 31, 2009 and 2008, respectfully.  Future minimum lease payments on the leases for the next five years are estimated to be $1,236,000 per year, see Note 10.

7.             INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2009	2008

Savings	$109,281,000	$107,129,000
Money market	25,571,000	33,058,000
NOW accounts	127,920,000	116,224,000
Individual retirement accounts	10,726,000	8,918,000
Time, $100,000 or more	74,985,000	101,222,000
Other time	72,340,000	77,775,000
	$420,823,000	$444,326,000

Aggregate annual maturities of time deposits at December 31, 2009 are as follows:

Year Ending December 31,

2010	$141,442,000
2011	2,748,000
2012	2,361,000
2013	748,000
2014	26,000

$147,325,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Savings	$1,005,000	$2,039,000	$3,567,000
Money market	288,000	531,000	631,000
NOW accounts	391,000	634,000	919,000
Individual retirement accounts	245,000	298,000	343,000
Time, $100,000 or more	2,213,000	3,407,000	3,729,000
Other time	1,778,000	2,686,000	3,582,000
	$5,920,000	$9,595,000	$12,771,000

8.             NOTES PAYABLE AND OTHER BORROWING ARRANGEMENTS

Employee Stock Ownership Plan (ESOP) Note

The ESOP obtained financing through a $1,300,000 unsecured line of credit from another financial institution with the Company acting as the guarantor (see Note 15). The note has a variable interest rate, based on an independent index, and a maturity date of October 16, 2016. The interest rate was 5.75% at December 31, 2009 and 2008. Balances on the line of credit totaled $1,122,000 and $1,054,000 at December 31, 2009 and 2008, respectively.

Pacific Coast Bankers’ Bank Note

At December 31, 2008 the Company’s note payable to Pacific Coast Bankers’ Bank (PCBB), bearing a variable interest rate indexed to the three month LIBOR plus 3.25% and collateralized by all of the outstanding shares of common stock of Butte Community Bank, had an outstanding balance of $4,000,000.  A total of $500,000 was repaid during 2009.  The remaining balance of $3,500,000, less the applied interest reserve held by PCBB of $187,000, was extinguished through a loan participation and debt conversion agreement (“Agreement”).  The Agreement was entered into by the Company, PCBB and certain accredited investors (“Investors”) who participated in the PCBB loan, to include certain directors of the Company.  The Investors purchased a $1,200,000 portion of the note from PCBB for $1,000,000 and PCBB and the Investors converted the debt into shares of the Company’s preferred stock on December 30, 2009.  The fair value of the preferred stock issued was equal to the Company’s carrying amount of the debt.  (See Note 11 for further discussion of the preferred stock.)

Short-term Borrowing Arrangements

The Company had a total of $15,000,000 in unsecured borrowing arrangements with two of its correspondent banks at December 31, 2008.  There were no amounts outstanding under these arrangements at that date.  These borrowing arrangements were suspended by the correspondent banks during 2009.  In February 2010, the Bank was approved for discount window access by the Federal Reserve Bank of San Francisco (FRB).  The Bank is currently in the process of pledging the required collateral for this borrowing arrangement.

9.                                      JUNIOR SUBORDINATED DEBENTURES

Community Valley Bancorp Trust I and II (CVB Trust I and II) are Delaware statutory business trusts formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2009, the Company included $4,389,000 of the trust preferred securities in its Tier 1 capital for regulatory capital purposes compared to the full amount of $8,000,000 at December 31, 2008. At December 31, 2009, $3,611,000 of the trust preferred securities qualified for Tier 2 capital treatment.

In December 2002, the Company issued to CVB Trust I Subordinated Debentures due December 31, 2032. Simultaneously, CVB Trust I issued 8,000 floating rate trust preferred securities, with liquidation values of $1,000 per security, for gross proceeds of $8,000,000. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures are redeemable by the Company, subject to certain requirements.  On January 7, 2008, the Company, having met all of the redemption requirements, redeemed 100% of the Trust I Subordinated Debentures primarily through utilizing the proceeds from the issuance of the July 2007 Trust II Subordinated Debentures and dissolved CVB Trust I.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security. Interest rates on the trust preferred securities and Subordinated Debentures are the same and are computed on a 360-day basis. The stated interest rate for the initial five year term of 7.14% was calculated on the closing date of the transaction, July 10, 2007, using the three-month London Interbank Offered Rate (LIBOR) plus 1.57%.  At the end of the initial five year period the rate will convert to a floating rate using the three-month LIBOR plus 1.57% for the remaining term.

Interest expense recognized by the Company for the years ended December 31, 2009, 2008 and 2007 related to the subordinated debentures was $424,000, $566,000 and $1,024,000, respectively. There was no deferred interest payments at December 31, 2009, 2008 or 2007.

In the first quarter of 2010, the Company elected to defer regularly scheduled interest payments on its outstanding $8,000,000 of junior subordinated notes relating to its trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest. In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

10.          COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch offices under noncancellable operating leases. These leases expire on various dates through 2023 and have various renewal options ranging from five to fifteen years. In February 2008, the Company sold and simultaneously entered into long-term operating lease arrangements on seven of its properties (see Note 5). Rental payments include minimum rentals, plus adjustments for changing price indexes. Future minimum lease payments and sublease rental income are as follows:

Year Ending December 31,	Minimum Lease Payments	Minimum Sublease Rental Income

2010	$2,094,000	$375,000
2011	2,030,000	265,000
2012	1,899,000	162,000
2013	1,760,000	77,000
2014	1,750,000	44,000
Thereafter	14,358,000	120,000

	$23,891,000	$1,043,000

Rental expense included in occupancy and equipment expense totaled $2,256,000, $2,211,000 and $1,027,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Sublease income netted against the occupancy expense totaled $377,000, $373,000 and $321,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2009	2008

Commitments to extend credit	$110,890,000	$147,614,000
Standby letters of credit	$4,387,000	$6,482,000

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2009 and 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Commercial loan commitments and standby letters of credit represent approximately 23% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. Agricultural loan commitments represent approximately 20% of total commitments and are generally secured by crop assignments, accounts receivable and farm equipment and have variable interest rates. Real estate loan commitments represent approximately 20% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. The majority of real estate commitments also have variable interest rates. Personal lines of credit and home equity lines of credit represent the remaining 37% of total commitments and are generally unsecured or secured by residential real estate and have both variable and fixed interest rates.

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

In addition, the Company’s real estate mortgage and construction loans represent approximately 58% and 64% of outstanding loans at December 31, 2009 and 2008, respectively. Management has been reducing concentration levels in these loan types to assist with mitigating concentration risk. Collateral values associated with this lending concentration vary significantly based on the general level of interest rates and both local and regional economic conditions. A continued substantial decline in the performance of the economy in general or a continued decline in real estate values in the Company’s primary market areas, in particular, continue to have an adverse impact on the collectibility of these loans.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Those insured financial institutions have elected to participate in the FDIC sponsored Transaction Account Guarantee program. Under that program, through December 31, 2010, all noninterest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2009.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

11.          SHAREHOLDERS’ EQUITY

Preferred Stock

On December 30, 2009, the Company, pursuant to a loan participation and debt conversion agreement (“Agreement”) converted $3,313,000 in outstanding debt into shareholders’ equity by issuing Community Valley Bancorp preferred stock in a private placement transaction.  The $3,313,000 outstanding debt of the Company was the net balance of the principal amount of a loan from Pacific Coast Bankers’ Bank (“PCBB”) to the Company that was collateralized by all of the outstanding common stock of the Company’s bank subsidiary, Butte Community Bank.  As part of the transaction, $1,200,000 of the $3,313,000 loan from PCBB was participated by PCBB to certain accredited investors, including certain directors of the Company.  The participated debt of $1,200,000 was then converted into 240,000 shares of 6% Mandatory

Convertible Cumulative Preferred Stock Series A (“Preferred Stock Series A”).  The remaining $2,113,000 of $3,313,000 debt was converted into 105,647 shares of 8% Cumulative Perpetual Preferred Stock Series B (“Preferred Stock Series B”) that was issued to PCBB.

Both Preferred Stock Series A and Preferred Stock Series B are voting and have voting rights of one vote per share and have the same voting rights as common shares. In addition, the Preferred Stock Series A, with a liquidation value of $5 per share and cumulative dividends at 6% per annum, are mandatorily and optionally convertible into common stock at a conversion ratio of $2 per common share, subject to adjustment. The Preferred Stock Series B, with a liquidation value of $20 per share and cumulative dividends at 8% per annum, are perpetual in life and are optionally convertible into common stock at a conversion ratio of $2.50 per common share, subject to adjustment. As part of the debt conversion, all of the outstanding shares of common stock of Butte Community Bank held as collateral for the $3,313,000 debt were released to the Company. The Company has the option to redeem the outstanding shares of Preferred Stock Series A and Preferred Stock Series B at a premium of $0.25 and $2.00 per share, respectively, subject to approval of the FRB.

Stock Repurchase Plan

In March 2008, the Company announced an offer to purchase up to 1,000,000 shares of its common stock at a purchase price of $13.00.  Based on the final count by the depositary for the tender offer, shareholders properly tendered 1,572,907 shares of its common stock. On May 5, 2008 the Board of Directors elected to not exercise its oversubscription privileges in the tender offer to purchase more than 1,000,000 properly tendered shares and purchased a total of 999,939 shares for $12,999,000 at $13.00 per share representing a pro-rata share of the tendered shares of 63.38%.

In 2007 the Board of Directors approved a plan to repurchase up to $6,000,000 of the outstanding common stock of the Company. Stock repurchases were made from time to time on the open market or through privately negotiated transactions. The timing of purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time by action of the Board of Directors. During 2009 no shares were repurchased. During 2008, 12,067 shares were repurchased for $119,000 at an average price of $9.84 per share.  During 2007, 18,864 shares were repurchased for $210,000 at an average price of $11.15 per share.

Stock-Based Compensation

Stock option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Incentive Options

Options outstanding, beginning of year	247,035	$9.61	289,710	$8.48	438,196	$7.35

Options granted	—		—		1,000	13.95
Options exercised	(50)	4.71	(19,636)	4.69	(138,332)	2.59
Options cancelled	(33,098)	10.68	(23,039)	13.17	(11,154)	10.70

Options outstanding, end of year	213,887	9.45	247,035	9.61	289,710	8.48

Options exercisable, end of year	201,687	9.03	213,699	8.78	229,240	8.28

Non-Qualified Options

Options outstanding, beginning of year	103,196	4.44	187,211	4.44	280,987	4.44

Options exercised	—		(84,015)	4.71	(93,776)	3.39
Options cancelled	(5,332)	9.66	—		—

Options outstanding, end of year	97,864	4.92	103,196	5.17	187,211	4.93

Options exercisable, end of year	97,064	4.85	101,596	5.04	183,743	4.83

A summary of options outstanding at December 31, 2009 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2009	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2009	Number of Options Expected to Vest December 31, 2009
Incentive Options
$4.54 - $7.12	124,077	1.83 years	124,077	124,077
$7.13 - $12.36	7,478	3.63 years	7,478	7,478
$12.37 - $13.99	45,332	4.71 years	44,732	45,320
$14.00 - $17.80	37,000	5.95 years	25,400	36,768
	213,887		201,687	213,643

Non-qualified Options
$4.71	95,460	0.33 years	95,460	95,460
$13.25	2,404	5.18 years	1,604	2,388
	97,864		97,064	97,848

The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $6.02.  There were no options granted during 2009 or 2008.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2009. There was no aggregate intrinsic value of options outstanding and no intrinsic value for options vested or expected to vest for the year ended December 31, 2009.  There was no intrinsic value for options exercised for the years ended December 31, 2009 and 2008. The intrinsic value of options exercised for the year ended December 31, 2007 totaled $1,663,000. The total fair value of the options that vested during the years ended December 31, 2009, 2008 and 2007 totaled $30,000, $109,000 and $535,000, respectively.

The compensation cost charged against income for stock options was $55,000, $80,000, and $139,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no income tax benefits recognized for the year ended December 31, 2009. Income tax benefits recognized for the years ended December 31, 2008 and 2007 totaled $166,000 and $428,000, respectively. Management’s estimate of expected forfeitures for the remaining non-vested options is approximately 2% and compensation costs are recognized only for those equity awards expected to vest.

At December 31, 2009, the total compensation cost related to non-vested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $39,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

Cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) are classified as a cash flow from financing activities in the consolidated statement of cash flows. There were no excess tax benefits for the year ended December 31, 2009. These excess tax benefits for the years ended December 31, 2008 and 2007 totaled $166,000 and $428,000, respectively.

(Loss) Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations is as follows:

For the Year Ended	Net Income	Weighted Average Number of Shares Outstanding	Per Share Amount

December 31, 2009

Basic and diluted loss per share	$(27,508,000)	6,537,983	$(4.21)

December 31, 2008

Basic earnings per share	$2,739,000	6,940,876	$0.39

Effect of dilutive stock options		67,962

Diluted earnings per share	$2,739,000	7,008,838	$0.39

December 31, 2007

Basic earnings per share	$6,459,000	7,416,874	$0.87

Effect of dilutive stock options		195,085

Diluted earnings per share	$6,459,000	7,611,959	$0.85

Stock options totaling 122,000 were excluded from the computation of diluted earnings per share for the year ended December 31, 2008 due to the stock options being considered anti-dilutive.

12.          REGULATORY MATTERS

Regulatory Agreements

Effective April 21, 2009, in connection with the Bank’s regularly scheduled 2009 FDIC examination, the Bank entered into a Memorandum of Understanding (Memorandum) with the FDIC and the California DFI. The Memorandum covers actions to be taken by the Board of Directors and management including retaining qualified management, improving asset quality by reducing classified assets by collection or charge-off, maintaining an adequate loan loss allowance, reducing the aggregate amount of credit outstanding for borrowers of non-owner occupied commercial real estate and construction land development loans, improving the Bank’s overall risk profile, increasing the Bank’s Tier 1 to average assets capital ratio to equal or exceed 10% and not paying cash dividends without the prior written consent of the FDIC and DFI.  As of December 31, 2009, the Bank’s Tier 1 capital to average assets ratio was 4.1%.

Effective July 30, 2009, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (FRB) to not declare or pay any dividends, make any payments of principal or interest on trust preferred securities, or make any other capital distributions without the prior written approval of the FRB; to not incur, increase or renew any exiting debt or guarantee any debt without the prior written approval of the FRB; to comply with certain notice provisions in the case of any new director or senior executive officer; and to comply with any legal restrictions regarding indemnification and severance payments to institution-affiliated parties without written approval from the FRB and concurrence from the FDIC.

While management believes that progress has been made in addressing many of the requirements set forth in the Memorandums of Understanding, it is also management’s opinion that full compliance has not yet been achieved.

As a result of the regularly scheduled and recently concluded 2010 joint FDIC and DFI examination of the Bank, management expects to receive a formal order (“Order”) from the FDIC and the DFI which will replace the Bank’s Memorandum discussed above.  The Order is expected to include more stringent provisions to augment regulatory capital, strengthen and improve asset quality, enhance problem loan identification policies and procedures including identification of impaired loans and troubled debt restructured loans, reduce the level of classified assets and request regulatory approval prior to paying any cash dividends. At this time, management does not know what impact the Order will have on the Company’s business strategies.

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Accordingly, the regulators have required the Bank to increase its Tier 1 to average assets capital ratio to equal or exceed 10% under the Memorandum of Understanding.   The Company and the Bank are considered to be undercapitalized at December 31, 2009 under these regulatory guidelines.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  At December 31, 2009, the Bank is considered undercapitalized under the prompt corrective capital regulations and will be required to file a capital restoration plan and is automatically subject to among other things, restrictions on dividends, restrictions on access to the Federal Reserve’s discount window, restrictions on asset growth, and being prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of the FDIC.

In an effort to strengthen the Company’s operations and capital position and enable it to better withstand these continued adverse market conditions, the Company has developed capital initiatives which include the following components:

•      Improving asset quality through a combination of efforts to reduce the current balance of classified assets.

•      Prudently managing credit risk exposures in the existing loan portfolio and tightening credit underwriting standards.

•      Prudent reduction in the asset size of the Bank commensurate with its liquidity and capital requirements as the Company focuses on improving asset quality and implementing necessary efficiency and risk management initiatives.

•      Continuing to make progress on sale of OREO properties and loan workout solutions.

•      Continuing to improve the net interest margin through prudent pricing while considering liquidity, interest rate and credit risk.

•      Additional expense reduction actions.

•      Retaining investment bankers to assist in the identification of additional capital sources and alternatives inclusive of a strategic combination.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

December 31, 2009

Company:
Total capital (to risk-weighted assets)	$29,560,000	6.2%	$38,378,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$16,555,000	3.5%	$19,189,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$16,555,000	3.0%	$23,197,000	4.0%	n/a	n/a

Bank:
Total capital (to risk- weighted assets)	$28,815,000	6.0%	$38,297,000	8.0%	$47,871,000	10.0%
Tier 1 capital (to risk-weighted assets)	$22,742,000	4.8%	$19,148,000	4.0%	$28,723,000	6.0%
Tier 1 capital (to average assets)	$22,742,000	4.1%	$23,082,000	4.0%	$28,852,000	5.0%

December 31, 2008

Company:
Total capital (to risk-weighted assets)	$53,668,000	10.0%	$42,390,000	8.0%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$48,139,000	8.8%	$21,195,000	4.0%	n/a	n/a
Tier 1 capital (to average assets)	$48,139,000	8.1%	$23,608,000	4.0%	n/a	n/a

Bank:
Total capital (to risk- weighted assets)	$54,822,000	10.4%	$42,348,000	8.0%	$52,935,000	10.0%
Tier 1 capital (to risk-weighted assets)	$48,187,000	9.1%	$21,174,000	4.0%	$31,761,000	6.0%
Tier 1 capital (to average assets)	$48,187,000	8.2%	$23,611,000	4.0%	$29,568,000	5.0%

Dividend Restrictions

The holders of Common Stock of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available for the payment of dividends, as provided in the California General Corporation Law. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. The Company is currently required to obtain the prior approval of the Federal Reserve Board to make capital distributions to its shareholders.

Dividends from the Bank to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank’s retained earnings or the bank’s net income for the latest three fiscal years, less dividends previously paid during that period. Under the Memorandums of Understanding discussed above, the Bank must obtain approval to pay cash dividends to the company from the FDIC and the California Department of Financial Institutions (DFI) and the Company must obtain approval from the Federal Reserve Bank (FRB).

13.          OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Alternative investment fees	$423,000	$545,000	$354,000
Merchant card processing fees	86,000	409,000	403,000
Earnings from cash surrender value of bank owned life insurance	421,000	564,000	383,000
Gain on sale of mortgage servicing assets	—	22,000	730,000
Payroll services	393,000	352,000	207,000
Insurance sales	273,000	233,000	207,000
Sale-leaseback gains	372,000	326,000	—
Other	989,000	926,000	868,000

	$2,957,000	$3,377,000	$3,152,000

Other expenses consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Professional fees	$1,440,000	$1,161,000	$1,516,000
Telephone and postage	662,000	659,000	594,000
Stationery and supplies	512,000	747,000	828,000
Advertising and promotion	923,000	1,136,000	763,000
Director fees and retirement accrual	413,000	508,000	482,000
Other	2,154,000	2,161,000	2,788,000

	$6,104,000	$6,372,000	$6,971,000

14.          INCOME TAXES

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Federal	State	Total
2009

Current	$(4,190,000)	$2,000	$(4,188,000)
Deferred	(2,374,000)	(2,577,000)	(4,951,000)
Establishment of valuation allowance	10,108,000	5,135,000	15,243,000

Provision for income taxes	$3,544,000	$2,560,000	$6,104,000

2008

Current	$4,323,000	$1,257,000	$5,580,000
Deferred	(3,277,000)	(1,171,000)	(4,448,000)

Provision for income taxes	$1,046,000	$86,000	$1,132,000

2007

Current	$3,735,000	$1,316,000	$5,051,000
Deferred	(470,000)	(142,000)	(612,000)

Provision for income taxes	$3,265,000	$1,174,000	$4,439,000

Deferred tax assets (liabilities) are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$5,938,000	$3,686,000
Deferred compensation	3,549,000	3,387,000
Accrued Compensation	88,000	—
Future benefit of state tax deduction	1,000	447,000
Premises and equipment	1,100,000	794,000
Stock based compensation	24,000	24,000
Sale/leaseback	2,195,000	2,414,000
Other Real Estate	2,877,000	—
Net operating loss carryovers	1,254,000	—
Credit carryovers	63,000	—
Impairment of investment security	—	683,000
Other	211,000	48,000

Total deferred tax assets before valuation allowance	17,300,000	11,483,000
Valuation allowance	(15,243,000)	—
Total deferred tax assets	2,057,000	11,483,000

Deferred tax liabilities:
Future liability of state deferred tax assets	(1,746,000)	(895,000)
Accrual to cash - deferred loan costs	(55,000)	(40,000)
Prepaid expenses	(256,000)	(256,000)
Unrealized loss on available-for-sale investment securities	(85,000)	(10,000)
Other	—	—

Total deferred tax liabilities	(2,142,000)	(1,201,000)

Net deferred tax (liabilities) assets	$(85,000)	$10,282,000

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Net deferred tax liabilities totaled $85,000, after recognition of a valuation allowance against its net deferred tax assets, at December 31, 2009.  Net deferred tax assets totaled $10.3 million as of December 31, 2008. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

For the three year period ended December 31, 2009, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. The Company’s cumulative pretax loss position was caused by the negative impact resulting from the weak housing and credit market conditions, which deteriorated dramatically during 2009. As a result, management assessed the need for a valuation allowance and determined that it is “more likely than not” that the Company will not be able to realize the benefit of its deferred tax assets. Accordingly, management established a $15,243,000 valuation allowance against the Company’s deferred tax assets at December 31, 2009. Management will continue to evaluate the potential realizability of its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences are as follows:

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax (benefit) expense, at statutory rate	$(7,277,000)	34.0	$1,355,000	35.0	$3,814,000	35.0
State franchise (benefit) tax, net of Federal tax effect	(1,664,000)	7.8	56,000	1.4	763,000	7.0
Tax-exempt income from life insurance policies	(143,000)	0.7	(197,000)	(5.1)	(134,000)	(1.2)
Valuation allowance	15,243,000	(71.2)
Other	(55,000)	0.2	(82,000)	(2.1)	(4,000)	(0.0)

	$6,104,000	(28.5)	$1,132,000	29.2	$4,439,000	40.8

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2005, and by state and local taxing authorities for years ended before December 31, 2004.  Management determined the unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company were not significant at December 31, 2009.

15.          RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including Directors and executive officers. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2009:

Balance, January 1, 2009	$4,291,000

Disbursements	6,524,000
Amounts repaid	(3,072,000)

Balance, December 31, 2009	$7,743,000

Undisbursed commitments to related parties, December 31, 2009	$550,000

The Company engages a related party for certain construction projects related to the Company’s buildings.  Total fees paid to this related party for construction activities for the years ended December 31, 2009, 2008 and 2007 were $11,000, $36,000, and $624,000, respectively.

16.          EMPLOYEE BENEFIT PLANS

Salary Continuation and Retirement Plans

Salary continuation plans are in place for sixteen key executives. In addition, a retirement plan is in place for members of the Board of Directors. Under these plans, the directors and executives, or designated beneficiaries, will receive monthly payments for five to twenty years after retirement or death. These benefits are substantially equivalent to those available under insurance policies purchased by the Company on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until their expected retirement dates. The expense recognized under these plans for the years ended December 31, 2009, 2008 and 2007 totaled $830,000, $711,000, and $944,000, respectively.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $11,680,000 and $11,199,000 at December 31, 2009 and 2008, respectively. Income earned on these policies, net of expenses, totaled $421,000, $564,000 and $383,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

There were no employer contributions for the years ended December 31, 2009, 2008 or 2007.

Employee Stock Ownership Plan

Under the Butte Community Bank Employee Stock Ownership Plan (“ESOP”), employees who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age eighteen are eligible to participate. The ESOP has funded purchases of the Bank’s common stock through a line of credit from another financial institution (see Note 7). The line of credit is repaid from discretionary contributions to the ESOP determined by the Bank’s Board of Directors. Annual contributions are limited on a participant-by-participant basis to the lesser of $30,000 or twenty-five percent of the participant’s compensation for the year. Employee contributions are not permitted.

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

During 2009 and 2008 the ESOP purchased 51,929 and 16,903 shares of the Company’s common stock at a cost of $216,000 and $121,000 using the proceeds from the line of credit to the ESOP.  During 2007, the ESOP did not purchase any shares of the Company’s stock.  Interest expense of $67,000, $59,000 and $94,000 was recognized in connection with the line of credit during the years ended December 31, 2009, 2008 and 2007, respectively.

Compensation expense of $56,000, $82,000 and $172,000 was recognized for the years ended December 31, 2009, 2008 and 2007.

Allocated and unallocated ESOP shares at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Allocated shares	342,136	335,810	316,524
Unallocated Shares	160,826	124,207	126,590

Total ESOP Shares	502,962	460,017	443,114

Fair value of unallocated shares	$231,000	$528,000	$1,276,000

17.          FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$12,119,000	$12,119,000	$21,743,000	$21,743,000
Federal Funds sold and other	46,535,000	46,535,000	36,605,000	36,605,000
Interest-bearing deposits in banks	2,740,000	2,742,000	2,576,000	2,595,000
Loans held for sale	1,137,000	1,137,000	320,000	320,000
Investment securities	5,606,000	5,620,000	7,096,000	7,100,000
Loans, net	420,036,000	427,689,000	486,522,000	487,578,000
Other investments	985,000	985,000	1,096,000	1,096,000
Accrued interest receivable	2,380,000	2,380,000	3,838,000	3,838,000
Cash surrender value of Bank owned life insurance policies	11,680,000	11,680,000	11,199,000	11,199,000
Loan servicing assets	3,463,000	3,463,000	2,004,000	2,004,000

Financial liabilities:
Deposits	$498,163,000	$500,337,000	$526,485,000	$527,720,000
Notes payable	1,122,000	1,122,000	5,054,000	5,054,000
Junior subordinated debentures	8,248,000	6,787,000	8,248,000	9,205,000
Accrued interest payable	346,000	346,000	645,000	645,000

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2009 and 2008:

Cash and cash equivalents: Cash and cash equivalents include cash and due from banks, Federal funds sold and certain short-term interest-bearing deposits in banks and the carrying amount is estimated to be fair value.

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

Loan servicing assets: The fair value of loan servicing assets is determined by an independent third party. The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of underlying asset being serviced.

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

Level 3 – Model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect the Bank’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques included management judgment and estimation which may be significant.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2009 and 2008.

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

December 31, 2009
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment securities avaiable-for-sale	$4,377	$—	$4,377	$—

December 31, 2008
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment securities avaiable-for-sale	$6,462	$—	$6,462	$—

Fair values for investment securities are based on quoted market prices for similar instruments in active markets.

Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	December 31, 2009				Total Losses
		Quoted Prices in	Other	Significant	For the Twelve
		Active Markets for	Observable	Unobservable	Months Ended
		Identical Assets	Inputs	Inputs	December 31,
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	2009
Impaired loans	$37,962	$—	$34,548	$3,414	$13,473
Real estate owned	13,493	—	13,493	—	—
Total assets measured at fair value on a non-recurring basis	$51,455	$—	$48,041	$3,414	$13,473

	December 31, 2008				Total Losses
		Quoted Prices in	Other	Significant	For the Twelve
		Active Markets for	Observable	Unobservable	Months Ended
		Identical Assets	Inputs	Inputs	December 31,
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	2008
Impaired loans	$8,390	$—	$7,952	$437	$1,466
Real estate owned	2,068	—	2,068	—	—
Total assets measured at fair value on a non-recurring basis	$10,458	$—	$10,020	$437	$1,466

Impaired Loans — Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $37,962,000, with a specific reserve of $4,045,000. When the fair value of the collateral is based on a current appraisal value which uses observable data, the Company records the impaired loans as Level 2.  Otherwise, the Company records the impaired loans as Level 3.

At December 31, 2008, impaired loans carried at fair value had a carrying amount of $8,390,000,  with a specific reserve of $1,165,000.

Real Estate Owned — The fair value of real estate owned is based primarily on the values obtained through current property appraisals which use observable data.

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2009 and 2008

	2009	2008

ASSETS

Cash and cash equivalents	$737,000	$205,000
Investment in bank subsidiary	23,215,000	49,297,000
Investment in non-bank subsidiary	694,000	659,000
Other assets	676,000	3,428,000

Total assets	$25,322,000	$53,589,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Note payable	$1,122,000	$5,054,000
Junior subordinated debentures	8,248,000	8,248,000
Other liabilities	—	148,000

Total liabilities	9,370,000	13,450,000

Shareholders’ equity:
Preferred stock	3,313,000	—
Common stock	10,186,000	10,147,000
Unallocated ESOP shares	(1,582,000)	(1,438,000)
Retained earnings	3,908,000	31,416,000
Accumulated other comprehensive income, net of taxes	127,000	14,000

Total shareholders’ equity	15,952,000	40,139,000

Total liabilities and shareholders’ equity	$25,322,000	$53,589,000

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Dividends declared by bank subsidiary	$225,000	$11,238,000	$4,251,000

Expenses:
Professional fees	679,000	518,000	367,000
Interest expense	790,000	770,000	1,118,000
Other expenses	231,000	282,000	380,000

Total expenses	1,700,000	1,570,000	1,865,000

(Loss) income before equity in undistributed (loss) income of subsidiaries	(1,475,000)	9,668,000	2,386,000

Equity in undistributed (loss) income of subsidiaries	(26,659,000)	(7,578,000)	3,335,000

(Loss) income before income tax benefit	(28,134,000)	2,090,000	5,721,000

Income tax benefit	626,000	649,000	738,000

Net (loss) income	$(27,508,000)	$2,739,000	$6,459,000

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(27,508,000)	$2,739,000	$6,459,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed net income of subsidiaries	26,659,000	7,578,000	(3,335,000)
Stock-based compensation	55,000	80,000	139,000
Decrease (increase) in other assets	2,622,000	129,000	(678,000)
(Decrease) increase in other liabilities	(148,000)	(58,000)	146,000
Net cash provided by operating activities	1,680,000	10,468,000	2,731,000

Cash flows from investing activities:
Investment in Butte Community Bank	(500,000)	(3,960,000)	—
Net cash used in investing activities	(500,000)	(3,960,000)	—

Cash flows from financing activities:
Proceeds from notes payable	216,000	4,120,000	—
Repayment of notes payable	(648,000)	(159,000)	(124,000)
Proceeds from issuance of junior subordinated debentures	—	(8,248,000)	8,248,000
Purchase of unallocated ESOP shares	(216,000)	(121,000)	—
Proceeds from exercise of stock options, including tax benefit	—	654,000	1,104,000
Payment of cash dividends	—	(1,757,000)	(2,408,000)
Repurchase of common stock	—	(13,118,000)	(210,000)
Net cash (used in) provided by financing activities	(648,000)	(18,629,000)	6,610,000

Increase (decrease) in cash and cash equivalents	532,000	(12,121,000)	9,341,000

Cash and cash equivalents at beginning of year	205,000	12,326,000	2,985,000

Cash and cash equivalents at end of year	$737,000	$205,000	$12,326,000