Form 10-Q
period 2010-03-31
COMMUNITY VALLEY BANCORP
filed 2010-05-17
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

No par value Common Stock – 6,699,603 shares outstanding at May 14, 2010.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$13,782	$12,119
Federal funds sold	45,330	46,535
Total cash & cash equivalents	59,112	58,654

Interest-bearing deposits in banks	2,542	2,740
Investment securities (fair value of $4,433 at March 31, 2010, and $5,620 at December 31, 2009)	4,422	5,606
Loans held for sale at lower of cost or market value	—	1,137
Loans, less allowance for loan losses of $14,979 at March 31, 2010 and $12,975 at December 31, 2009	411,131	420,036
Premises and equipment, net	4,632	5,271
Other real estate	10,021	13,493
Bank owned life insurance	11,791	11,680
Accrued interest receivable and other assets	18,537	19,845
Total assets	$522,188	$538,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$66,808	$77,340
Interest bearing	419,405	420,823
Total deposits	486,213	498,163

ESOP note payable	1,084	1,122
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	15,209	14,977
Total liabilities	510,754	522,510

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock - no par value; 10,000,000 shares authorized; issued and outstanding -345,647 shares at March 31, 2010 and December 31,2009	3,313	3,313
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,699,603 shares at March 31, 2010 and December 31, 2009	10,174	10,186
Unallocated ESOP shares - 154,593 shares at March 31, 2010 and 160,826 shares at December 31, 2009 (at cost)	(1,553)	(1,582)
(Accumulated deficit) retained earnings	(632)	3,908
Accumulated other comprehensive income, net	132	127
Total shareholders’ equity	11,434	15,952
Total liabilities and shareholders’ equity	$522,188	$538,462

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except per share data)

	For the three months ended March 31,
	2010	2009

Interest income:
Interest and fees on loans	$5,481	$7,047
Interest on Federal funds sold	27	28
Interest on deposits in banks	12	24
Interest on investment securities:
Taxable	30	55
Exempt from Federal income tax	16	16
Total interest income	5,566	7,170

Interest expense:
Interest expense on deposits	918	1,870
Interest expense on junior subordinated debentures	290	143
Interest expense on notes payable	26	78
Total interest expense	1,234	2,091
Net interest income before provision for loan losses	4,332	5,079
Provision for loan losses	5,289	3,100
Net interest (loss) income after provision for loan losses	(957)	1,979

Non-interest income:
Sale of merchant processing portfolio	—	2,640
Loss on sale of investment security	—	(172)
Other income	1,908	2,359
Total non-interest income	1,908	4,827

Non-interest expenses:
Salaries and employee benefits	2,993	3,399
Occupancy	697	705
Furniture and equipment	486	649
Other real estate	1,390	61
Federal Deposit Insurance Corporation (FDIC) assessments	344	333
Other expense	1,827	1,627
Total non-interest expense	7,737	6,774

(Loss) income before benefit from income taxes	(6,786)	32

Benefit from income taxes	(2,307)	(68)

Net (loss) income	(4,479)	100
Dividends on preferred stock	(61)
Net (loss) income available to common shareholders	$(4,540)	$100

Basic (loss) earnings per share	$(0.68)	$0.02
Diluted earnings per share		0.02

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

 (In thousands, except number of shares)

	Preferred Stock		Common Stock		Unallocated	Retained Earnings (Accumulated	Accumu- lated Other Compre- hensive	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	ESOP shares	Deficit)	Income	Equity	Loss
Balance, January 1, 2009	—	$—	6,699,553	$10,147	$(1,438)	$31,416	$14	$40,139

Comprehensive loss
Net loss						(27,508)		(27,508)	$(27,508)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities							113	113	113
Total comprehensive loss									$(27,395)

Exercise of stock options and related tax benefit			50	—				—
Amortization of stock compensation-ESOP shares				(16)	72			56
Shares acquired or redeemed by ESOP					(216)			(216)
Sale of Stock - Preferred A	240,000	1,200						1,200
Sale of Stock - Preferred B	105,647	2,113						2,113
Stock-based compensation expense				55				55
Balance, December 31, 2009	345,647	3,313	6,699,603	10,186	(1,582)	3,908	127	15,952

Comprehensive loss
Net loss						(4,479)		(4,479)	$(4,479)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities							5	5	5
Total comprehensive loss									$(4,474)

Amortization of stock compensation-ESOP shares				(20)	29			9
Preferred stock cumulative dividends- $.08 per share						(61)		(61)
Stock-based compensation expense				8				8
Balance, March 31, 2010	345,647	$3,313	6,699,603	$10,174	$(1,553)	$(632)	$132	$11,434

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,479)	$100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	5,289	3,100
Decrease in deferred loan origination fees	(35)	(141)
Depreciation and amortization, net	342	490
(Loss) gain on disposition of Bank premises and equipment	306	(14)
Loss on write-down of other real estate	969	564
Gain on sale of other real estate	(69)	—
Net decrease (increase) in loans held for sale	1,137	(2,098)
Increase in cash surrender value of bank-owned life insurance, net	(110)	(111)
Non-cash compensation expense associated with the ESOP	9	19
Stock based compensation	8	16
Loss on sale of investment security	—	172
Decrease in accrued interest receivable and other assets	1,304	1,066
Increase (decrease) in accrued interest payable and other liabilities	171	(345)
Net cash provided by operating activities	4,842	2,818

Cash flows from investing activities:
Increase in interest-bearing deposits in banks	198	693
Proceeds from matured or called available-for-sale investment securities	1,000	2,000
Proceeds from principal payments on available-for-sale investment securities	158	54
Proceeds from matured or called held-to-maturity investment securities	1,000	88
Proceeds from principal payments on held-to-maturity investment securities	35	76
Purchase of available-for-sale investment securities	(1,000)	(1,000)
Purchase of held-to-maturity investment securities	—	(996)
Purchases of premises and equipment	(12)	(105)
Proceeds from sale of premises and equipment	3	20
Proceeds from sale of other real estate	4,322	176
Premiums paid for life insurance policies	(1)	—
Net decrease in loans	1,901	1,564
Net cash provided by investing activities	7,604	2,570

Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	(438)	(4,908)
Net (decrease) increase in time deposits	(11,512)	13,807
Repayment of ESOP note payable	(38)	(39)
Proceeds from ESOP note payable	—	217
Purchase of ESOP shares	—	(217)
Proceeds from exercise of stock options	—	1
Net cash (used in) provided by financing activities	(11,988)	8,861

Increase in cash and cash equivalents	458	14,249

Cash and cash equivalents at beginning of year	58,654	58,348

Cash and cash equivalents at end of period	$59,112	$72,597

See Notes to Unaudited Condensed Consolidated Financial Statements

Community Valley Bancorp

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Community Valley Bancorp and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements are not included herein, however the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (which consist solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2009 Annual Report to Shareholders on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company also has a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three-month period ended March 31, 2010 may not necessarily be indicative of the operating results for the full year 2010.

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

2. REGULATORY MATTERS

Effective May 11, 2010, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI.  The FDIC and DFI in the Consent Order, which supersedes the Memorandum of Understanding (MOU) that was entered into between the Bank and the FDIC and DFI in April 2009, order certain actions to be taken by the Bank including among others:

•                  Having and retaining qualified management;

•                  Obtaining an independent study of the management and personnel structure of the Bank within 180 days of the date of the Order to determine whether the Bank is staffed by qualified individuals commensurate with its size and risk profile to ensure the safe and profitable operation of the Bank;

•                  Within 90 days of the date of the Order, increasing and maintaining the Bank’s Tier 1 capital to a level such that its leverage ratio is at least 10% and its total risk-based capital is at least 13%;

•                  Not paying cash dividends or making any other payments to its shareholder without the prior written consent of the FDIC and DFI;

•                  Reducing or eliminating certain classified assets within 180 days of the date of the Order;

•                  Within 30 days of the date of the Order, revising or developing, adopting and implementing a comprehensive policy for determining the adequacy of the allowance for loan losses, and increasing and maintaining its allowance for loan losses to be compliant with such comprehensive policy;

•                  With certain exceptions, not extending any additional credit to or for the benefit of any borrower who has a loan that has been charged off or classified;

•                  Within 90 days of the date of the Order, revising or developing, adopting and implementing written lending and collection policies to provide effective guidance and control over the Bank’s lending function as satisfactory to the FDIC and DFI;

•                  Within 90 days of the date of the Order, revising or developing, adopting and implementing a written plan for systematically reducing its concentration of construction and land loans to be compliant with banking laws and bank regulatory agency guidance;

•                  Within 90 days of the date of the Order, revising or developing, adopting and implementing a written liquidity and funds management policy that adequately addresses liquidity needs and appropriately reduces its reliance on non-core funding sources as satisfactory to the FDIC and DFI;

•                  Within 30 days of the date of the Order, revising or developing, adopting and implementing a written plan addressing retention of profits, reducing overhead expenses, and setting forth a comprehensive budget for 2010 as satisfactory to the FDIC and DFI;

•                  Within 180 days of the date of the Order, revising or developing, adopting and implementing a written three year strategic plan as satisfactory to the FDIC and DFI;

•                  Not establishing any new branches or other offices of the Bank without the prior consent of the FDIC and DFI;

•                  Complying with the banking laws and regulations on brokered deposits, and within 60 days of the date of the Order, submiting to the FDIC and DFI a written plan for eliminating its reliance on brokered deposits; and

•                  Within 30 days of the end of each quarter following the date of the Order, furnish written progress reports to the FDIC and DFI.

As of March 31, 2010, the Bank’s Tier 1 capital to average assets ratio was 3.5% and total risk-based capital ratio was 5.2%.

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

While management believes that progress has been made in addressing certain of the requirements set forth in the Consent Order and Memorandum of Understanding, the Board of Directors and management are committed to putting the necessary resources and plans in place to become fully compliant within the timelines as set forth above.

Regulatory Capital Guidelines

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.  Regulations also include additional capital categories for all depository institutions under the regulatory framework for prompt corrective action which establish a framework of supervisory actions for insured depository institutions that are not adequately capitalized.  For those depository institutions that fail to meet these minimum capital requirements, certain mandatory, and possibly additional discretionary, actions by regulators are initiated that can have a direct material effect on the Bank.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Prompt Corrective Action

Under the Supervisory Prompt Correction Action Directive received from the FDIC on May 3, 2010, the Bank is required to file a capital restoration plan and is subject to among other things, recapitalization of the Bank, refraining from accepting, renewing or rolling over any brokered deposits; restricting the interest rates that the Bank pays on deposits to comply with rate restrictions in certain FDIC Rules and Regulations; ensuring that average total assets during any calendar quarter do not exceed average total assets during the preceding calendar quarter; refraining from making any capital distributions or dividend payments to its parent or paying any bonuses or increased compensation to any director or officer of the Bank without prior written approval from the FDIC; retaining qualified senior executive officers; restrictions on access to the Federal Reserve’s discount window; and being prohibited from opening new branches and from relocating, selling or disposing of any existing branches without the approval of the FDIC.

Under the prompt corrective action guidelines, a depository institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.  The Bank’s total capital to risk-weighted assets ratio dropped below 6.0% as of March 31, 2010, therefore, the Bank is considered “significantly undercapitalized” for purposes of the prompt correction action regulations.

Certain minimum ratios under the provisions of the prompt corrective action guidelines and the actual capital ratios of the Company and the Bank at March 31, 2010, are set forth in the table below:

	Requirements for the Bank Under the Prompt Corrective Action Provisions to be:
	Adequately Capitalized	Well Capitalized	Bank	Company
Tier 1 leverage capital ratio	4.0%	5.0%	3.5%	2.0%
Tier 1 risk-based capital ratio	4.0%	6.0%	4.0%	2.2%
Total risk-based capital ratio	8.0%	10.0%	5.2%	5.4%

Under the Consent Order discussed above, the Bank is required to raise its Tier 1 leverage capital ratio to 10% and its risk based capital ratio to 13% which are higher than the level for being categorized as “Well Capitalized.”

3. GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond. We estimate that to increase the Bank’s leverage ratio to 10%, we will need at least $33,900,000 of new Tier 1 capital. Additional losses in subsequent quarters will increase the capital needs necessary to meet the requirement. We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. As described above under “Regulatory Matters” in Note 2, the Company and the Bank did not meet either the minimum regulatory capital requirements or the leverage ratio requirement of 10% outlined in the Memorandum of Understanding and the Consent Order signed May 11, 2010 which superseded the Memorandum of Understanding. As such, the Company is considered undercapitalized and the Bank has been categorized as significantly undercapitalized under the Prompt Corrective Action Directive received on May 3, 2010.  The accompanying financial statements do not reflect the impact of the conditions included in the Consent Order and Prompt Corrective Action Directive discussed above. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital, improve asset quality and meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.

While considerable risks to the Company’s future financial performance exist, management believes the Company is capable of responding to these risks and carrying on operations while it implements its strategic plan and pursues opportunities with respect to augmenting capital. If successfully implemented, the Company’s capital plan will address its near-term capital resources and liquidity needs. However, there can be no guarantee that any restructuring or recapitalization plan will be successfully implemented.

4. ALLOWANCE FOR LOAN LOSSES

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

The Company’s Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance for loan losses is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted. The allowance for loan losses at March 31, 2010 and 2009 reflects management’s estimate of possible losses in the portfolio.

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2010	2009

Balance, beginning of year	$12,975,000	$7,826,000
Provision charged/credited to operations	5,289,000	3,152,000
Losses charged to allowance	(3,530,000)	(2,282,000)
Recoveries	245,000	1,000

Balance, end of year	$14,979,000	$8,697,000

At March 31, 2010 and December 31, 2009, impaired loans totaled $63,254,000 and $54,123,000, respectively. Specific reserves recorded totaled $3,751,000 on impaired loans totaling $23,392,000 at March 31, 2010 and specific reserves recorded totaled $4,045,000 on impaired loans totaling $20,146,000 at December 31, 2009. The remaining impaired loans did not require a specific reserve at March 31, 2010 or December 31, 2009. Interest recognized for cash payments received on impaired loans was $90,000 for the quarter ending March 31, 2010 and was not significant for the quarter ending March 31, 2009. At March 31, 2010 and December 31, 2009, the Company had $424,000 committed to lend additional funds to borrowers whose loans were restructured.

At March 31, 2010 and December 31, 2009, nonaccrual loans totaled $57,457,000 and $51,075,000, respectively. Interest foregone on nonaccrual loans totaled $917,000 and $340,000 for the quarters ended March, 31, 2010 and 2009, respectively. There were no loans greater than ninety days past due still accruing interest at March 31, 2010 and December 31, 2009. Interest recognized for cash payments received on nonaccrual loans was not significant for the quarters ended March 31, 2010 and 2009.

5. (LOSS) EARNINGS PER SHARE COMPUTATION

Basic (loss) earnings per share are computed by dividing net (loss) income available to common shareholders by the weighted average common shares outstanding for the period (6,538,777 shares for the three month period ended March 31, 2010 and 6,557,505 shares for the three month period ended March 31, 2009). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period plus the dilutive effect of options (zero shares for the three month periods ended March 31, 2010 and 2009).  As of March 31, 2009, 325,381 outstanding stock options were “out of the money”; that is, the option price was higher than the market price so these shares were not used in the calculation of earnings per share as they are considered antidilutive.  In addition, diluted earnings per share are not presented when a loss occurs because the conversion of potential common stock is anti-dilutive.

6. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is reported in addition to net (loss) income for all periods presented. Comprehensive (loss) income is made up of net (loss) income plus other comprehensive income or loss. The Company’s only source of comprehensive income or loss is changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Comprehensive loss was $(4,474,000) for the three month period ended March 31, 2010 compared to comprehensive income of $178,000 for the same period in 2009.

7. STOCK - BASED COMPENSATION

The Company issues stock options under one stock-based compensation plan, the Community Valley Bancorp 2000 Stock Option Plan. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Under the Company’s 2000 stock option plan, 259,981 shares of common stock remain reserved for issuance to employees and directors. There are 178,862 additional shares available for future grants.

Stock option activity for the interim 2010 period is summarized below:

2010	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	311,751	$4.25	2.3 years	$—
Cancelled/Expired	(51,770)	$3.75
Outstanding at March 31	259,981	$8.68	2.5 years	$—
Options vested or expected to vest at March 31	254,781	$8.51	2.4 years	$—
Exercisable at March 31	251,781	$8.40	2.4 years	$—

8. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $95,570,000 and $110,890,000 and stand-by letters of credit of $4,136,000 and $4,387,000 at March 31, 2010 and December 31, 2009, respectively.

Of the loan commitments outstanding at March 31, 2010, $16,727,000 are real estate construction loan commitments that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

At March 31, 2010, the Company had $424,000, which is included in the outstanding commitments, committed to lend additional funds to borrowers whose loans were restructured.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2010 and December 31, 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

9.  INCOME TAXES

The Company files its income tax returns on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision (benefit) for income taxes.

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. The Company only recognizes tax positions that meet the more likely than not recognition threshold that the tax position will be sustained in a tax examination.

A comprehensive model is used for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

If Management determines, based on available evidence at the time, that it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized, then a valuation allowance against the deferred tax asset is established. In evaluating the likelihood of realizing the benefit of the deferred tax asset, Management estimates future taxable income based on Management’s business plans and ongoing tax planning strategies against which the deferred tax asset may be applied. This process involves significant judgment about assumptions that are subject to revision from period to period based on changes in tax laws or variances between the Company’s projected operating performance and the Company’s actual results and other factors. A valuation allowance for deferred tax assets is established through an expense recorded in the statement of operations.

For the three years ended December 31, 2009, 2008 and 2007, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company’s deferred tax assets may not be realizable in the future. The cumulative pretax loss position was caused primarily by the significant amount of loan loss provision and other real estate expense taken in 2009. As a result of these losses and the losses recognized in the current quarter, a valuation allowance was recorded on substantially all of the Company’s net deferred tax assets at March 31, 2010 and December 31, 2009. Due to continued deteriorating market conditions, the Company has determined that there is not sufficient additional positive evidence to support the realization of its net deferred tax assets. However, a current tax receivable can be realized from the carryback of the 2010 projected net operating loss. Net operating loss carrybacks for the year ending December 31, 2010 are limited to the $4.1 million in taxes paid for the 2008 tax year.

The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will continue to monitor all available evidence related to the Company’s ability to utilize its net deferred tax assets. The Company’s income tax expense in future periods will be increased or reduced to the extent of offsetting increases or decreases to the Company’s net deferred tax asset valuation allowance.

10.  NOTE PAYABLE AND OTHER BORROWING ARRANGEMENTS

The ESOP obtained financing through a $1,300,000 unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of October 16, 2016. The interest rate was 5.75% at March 31, 2010. The balance on the line of credit totaled $1,084,000 and $1,122,000 at March 31, 2010 and December 31, 2009, respectively.

To meet unanticipated funding requirements, the Bank obtained a line of credit with the Federal Reserve Bank of San Francisco (FRB), with a borrowing capacity of $9,665,000 at May 4, 2010. This line is collateralized by agriculture loans and commercial real estate loans with a carrying value of $22,210,000.

11. INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

Available for Sale

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$2,648	$118	$—	$2,766
Obligations of states and political subdivisions	1,358	104	—	1,462
	$4,006	$222	$—	$4,228

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$2,807	$131	$—	$2,938
Obligations of states and political subdivisions	1,358	81	—	1,439
	$4,165	$212	$—	$4,377

Net unrealized gains on available-for-sale investment securities totaling $222,000 and $212,000 were recorded, net of $90,000 and $85,000 in tax expenses, as accumulated other comprehensive income within shareholders’ equity for 2010 and 2009, respectively. There were no sales or transfers of available-for-sale investment securities for the periods ended March 31, 2010 and 2009.

The amortized cost and estimated fair value of held-to-maturity investment securities at March 31, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

Held to Maturity

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$194	$11	$—	$205

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$1,229	$14	$—	$1,243

There were no sales or transfers of held-to-maturity investment securities for the periods ended March 31, 2010 and 2009.

There were no investment securities with unrealized losses at March 31, 2010 and December 31, 2009.

Investment securities with amortized costs totaling $2,358,000 and $3,445,000 and fair values totaling $2,459,000 and $3,446,000 were pledged to secure public deposits and treasury, tax and loan accounts at March 31, 2010 and December 31, 2009, respectively.

12. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$13,782	$13,782	$12,119	$12,119
Federal Funds sold	45,330	45,330	46,535	46,535
Interest-bearing deposits in banks	2,542	2,549	2,740	2,742
Loans held for sale	—	—	1,137	1,137
Investment securities	4,422	4,433	5,606	5,620
Loans	411,131	419,835	420,036	426,724
Other investments	960	960	985	985
Accrued interest receivable	1,846	1,846	2,380	2,380
Cash surrender value of Bank owned life insurance policies	11,791	11,791	11,680	11,680
Loan servicing assets	3,377	3,377	3,463	3,463

Financial liabilities:
Deposits	$486,213	$486,648	$498,163	$500,337
Note payable	1,084	1,084	1,122	1,122
Junior subordinated debentures	8,248	6,900	8,248	6,787
Accrued interest payable	423	423	346	346

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2010 and December 31, 2009:

Cash and cash equivalents: Cash and cash equivalents include cash and due from banks and Federal funds sold where the carrying amount is estimated to be fair value.

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

Note payable: The ESOP note payable reprice is based upon an independent index. The carrying amount of the note payable approximates its fair value.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2010 and December 31, 2009.

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

March 31, 2010
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$4,228	$—	$4,228	$—

December 31, 2009
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$4,377	$—	$4,377	$—

Fair values for investment securities are based on quoted market prices for similar instruments in active markets.

Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	March 31, 2010				Total Losses
		Quoted Prices in	Other	Significant	For the Three
		Active Markets for	Observable	Unobservable	Months Ended
		Identical Assets	Inputs	Inputs	March 31,
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	2010
Impaired loans	$44,693	$—	$27,379	$17,314	$10,480
Real estate owned	10,021	—	10,021	—	969
Total assets measured at fair value on a non-recurring basis	$54,714	$—	$37,400	$17,314	$11,449

	December 31, 2009				Total Losses
		Quoted Prices in	Other	Significant	For the Twelve
		Active Markets for	Observable	Unobservable	Months Ended
		Identical Assets	Inputs	Inputs	December 31,
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	2009
Impaired loans	$37,962	$—	$34,548	$3,414	$13,473
Real estate owned	13,493	—	13,493	—	5,528
Total assets measured at fair value on a non-recurring basis	$51,455	$—	$48,041	$3,414	$19,001

Impaired Loans — Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $44,693,000 which included a specific reserve of $3,751,000. At December 31, 2009, impaired loans carried at fair value had a carrying amount of $37,962,000, which included a specific reserve of $4,045,000. Impaired loans are measured at an observable market price, if available, or at the fair value of the loans collateral, if the loan is collateral dependent. The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, the Company classifies the fair value of the impaired loans as a nonrecurring valuation within level 2 of the valuation hierarchy. When the Company measures impairment using anything but an observable market price or a current appraised value, such loans would be classified within level 3 of the valuation hierarchy.

Real Estate Owned — The fair value of real estate owned is based primarily on the values obtained through current property appraisals which use observable data.

13. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. This standard amends the derecognition accounting and disclosure guidance included in previously issued standards. This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810. This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale. This standard did not have an impact on the Company’s financial condition, results of operations, cash flows or disclosures.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166. This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. This standard did not have an impact on the Company’s financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 12: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company”) management’s discussion and analysis of the significant changes in balance sheet accounts between March 31, 2010 and December 31, 2009 and income and expense accounts for the three month periods ended March 31, 2010 and 2009. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Company owns 100% of the issued and outstanding common shares of Butte Community Bank (the “Bank”). The Bank was incorporated and commenced business in Paradise and Oroville, California in 1990. The Bank operates fourteen full service offices within its service areas of Butte, Sutter, Yuba, Tehama, Shasta, and Colusa Counties. Butte Community Bank’s primary business is serving the commercial banking needs of small to mid-sized businesses and consumers within those counties. Butte Community Bank accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, secured real estate, and other installment and term loans and offers other customary banking services.

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

Consent Order

Effective May 11, 2010, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI.  The FDIC and DFI in the Consent Order, which supersedes the Memorandum of Understanding (MOU) that was entered into between the Bank and the FDIC and DFI in April 2009, order certain actions to be taken by the Bank including among others:

•                  Having and retaining qualified management;

•                  Obtaining an independent study of the management and personnel structure of the Bank within 180 days of the date of the Order to determine whether the Bank is staffed by qualified individuals commensurate with its size and risk profile to ensure the safe and profitable operation of the Bank;

•                  Within 90 days of the date of the Order, increasing and maintaining the Bank’s Tier 1 capital to a level such that its leverage ratio is at least 10% and its total risk-based capital is at least 13%;

•                  Not paying cash dividends or making any other payments to its shareholder without the prior written consent of the FDIC and DFI;

•                  Reducing or eliminating certain classified assets within 180 days of the date of the Order;

•                  Within 30 days of the date of the Order, revising or developing, adopting and implementing a comprehensive policy for determining the adequacy of the allowance for loan losses, and increasing and maintaining its allowance for loan losses to be compliant with such comprehensive policy;

•                  With certain exceptions, not extending any additional credit to or for the benefit of any borrower who has a loan that has been charged off or classified;

•                  Within 90 days of the date of the Order, revising or developing, adopting and implementing written lending and collection policies to provide effective guidance and control over the Bank’s lending function as satisfactory to the FDIC and DFI;

•                  Within 90 days of the date of the Order, revising or developing, adopting and implementing a written plan for systematically reducing its concentration of construction and land loans to be compliant with banking laws and bank regulatory agency guidance;

•                  Within 90 days of the date of the Order, revising or developing, adopting and implementing a written liquidity and funds management policy that adequately addresses liquidity needs and appropriately reduces its reliance on non-core funding sources as satisfactory to the FDIC and DFI;

•                  Within 30 days of the date of the Order, revising or developing, adopting and implementing a written plan addressing retention of profits, reducing overhead expenses, and setting forth a comprehensive budget for 2010 as satisfactory to the FDIC and DFI;

•                  Within 180 days of the date of the Order, revising or developing, adopting and implementing a written three year strategic plan as satisfactory to the FDIC and DFI;

•                  Not establishing any new branches or other offices of the Bank without the prior consent of the FDIC and DFI;

•                  Complying with the banking laws and regulations on brokered deposits, and within 60 days of the date of the Order, submiting to the FDIC and DFI a written plan for eliminating its reliance on brokered deposits; and

•                  Within 30 days of the end of each quarter following the date of the Order, furnish written progress reports to the FDIC and DFI.

As of March 31, 2010, the Bank’s Tier 1 capital to average assets ratio was 3.5% and total risk-based capital ratio was 5.2%.

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

While management believes that progress has been made in addressing certain of the requirements set forth in the Consent Order and Memorandum of Understanding, the Board of Directors and management are committed to putting the necessary resources and plans in place to become fully compliant within the timelines as set forth above.

Regulatory Capital Guidelines

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. Regulations also include additional capital categories for all depository institutions under the regulatory framework for prompt corrective action which establish a framework of supervisory actions for insured depository institutions that are not adequately capitalized.  For those depository institutions that fail to meet these minimum capital requirements, certain mandatory, and possibly additional discretionary, actions by regulators are initiated that can have a direct material effect on the Bank. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Prompt Corrective Action

Under the Supervisory Prompt Correction Action Directive received from the FDIC on May 3, 2010, the Bank is required to file a capital restoration plan and is subject to among other things, recapitalization of the Bank, refraining from accepting, renewing or rolling over any brokered deposit; restricting the interest rates that the Bank pays on deposits to comply with rate restrictions in certain FDIC Rules and Regulations; ensuring that average total assets during any calendar quarter do not exceed average total assets during the preceding calendar quarter; refraining from making any capital distributions or dividend payments to its parent or paying any bonuses or increased compensation to any director or officer of the Bank without prior written approval from the FDIC; retaining qualified senior executive officers; restrictions on access to the Federal Reserve’s discount window; and being prohibited from opening new branches and from relocating, selling or disposing of any existing branches without the approval of the FDIC.

Under the prompt corrective action guidelines, a depository institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.  The Bank’s total capital to risk-weighted assets ratio dropped below 6.0% as of March 31, 2010, therefore, the Bank is considered “significantly undercapitalized” for purposes of the prompt correction action regulations.

Certain minimum ratios under the provisions of the prompt corrective action guidelines and the actual capital ratios of the Company and the Bank at March 31, 2010, are set forth in the table below:

	Requirements for the Bank Under the Prompt Corrective Action Provisions to be:
	Adequately Capitalized	Well Capitalized	Bank	Company
Tier 1 leverage capital ratio	4.0%	5.0%	3.5%	2.0%
Tier 1 risk-based capital ratio	4.0%	6.0%	4.0%	2.2%
Total risk-based capital ratio	8.0%	10.0%	5.2%	5.4%

Under the Consent Order discussed above, the Bank is required to raise its Tier 1 leverage capital ratio to 10% and its risk based capital ratio to 13% which are higher than the level for being categorized as “Well Capitalized.”

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.   We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond.  We estimate that to increase the Bank’s leverage ratio to 10%, we will need at least $33,900,000 of new Tier 1 capital. Additional losses in subsequent quarters will increase the capital needs necessary to meet the requirement. We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. As described above under “Consent Order,” “Regulatory Capital Guidelines” and “Prompt Corrective Action”, the Company and the Bank did not meet either the minimum regulatory capital requirements or the leverage ratio requirement of 10% outlined in the Memorandum of Understanding and the Consent Order signed May 11, 2010 which superseded the Memorandum of Understanding. As such, the Company is considered undercapitalized and the Bank has been categorized as significantly undercapitalized under the Prompt Corrective Action Directive received on May 3, 2010. The accompanying financial statements do not reflect the impact of the conditions included in the Consent Order and Prompt Corrective Action Directive discussed above. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital, improve asset quality and meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.

While considerable risks to the Company’s future financial performance exist, management believes the Company is capable of responding to these risks and carrying on operations while it implements its strategic plan and pursues opportunities with respect to augmenting capital. If successfully implemented, the Company’s capital plan will address its near-term capital resources and liquidity needs. However, there can be no guarantee that any restructuring or recapitalization plan will be successfully implemented.

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 1 of the consolidated financial statements in the Company’s 2009 Annual Report to Shareholders on Form 10-K and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Community Valley Bancorp’s annual consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

Allowance for Loan Losses (ALL)

The allowance for loan losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting:  (1) ASC 450 which requires that losses be accrued when they are probable of occurring and estimable and (2) ASC 310 which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Additional factors that are evaluated include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and non-accrual loans, criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the ASC 450 portion of the ALL based on the segmentation of its portfolio. The Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. The primary method used in estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors, over a rolling twelve month period. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

For individually impaired loans, the Company follows the guidance in ASC 310 on the acceptable methods to measure impairment. Specifically, when a loan is impaired, the Company measures impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, the Company considers all available information reflecting past events and current conditions, including the effect of existing environmental factors.

Loan Sales and Servicing

The Company originates government guaranteed loans and mortgage loans that may be sold in the secondary market.  The amount of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial fair value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at March 31, 2010.  These prepayment and discount rates are based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

Stock-Based Compensation

Compensation cost is recognized for all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model.  Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information related to stock-based compensation.

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and management has the ability and intent to hold the security to a forecasted recovery of cost, only the portion of the impairment loss representing credit exposure would be recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive loss.  If management intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its forecasted cost, the entire impairment loss would be recognized as a charge to earnings.

Revenue Recognition

The Company’s primary sources of revenue are net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and fee income, which includes fees earned on deposit services, income from sales and servicing of SBA loans, electronic-based cash management services, and mortgage brokerage fee income. Interest income is recorded on an accrual basis. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of net deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

If Management determines, based on available evidence at the time, that it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized, then a valuation allowance against the deferred tax asset is established. In evaluating the likelihood of realizing the benefit of the deferred tax asset, Management estimates future taxable income based on Management’s business plans and ongoing tax planning strategies against which the deferred tax asset may be applied. This process involves significant judgment about assumptions that are subject to revision from period to period based on changes in tax laws or variances between the Company’s projected operating performance and the Company’s actual results and other factors. A valuation allowance for deferred tax assets is established through an expense recorded in the statement of operations.

The Company recognizes only tax positions that meet the more likely than not recognition threshold that the tax position would be sustained in a tax examination were recognized or continue to be recognized.

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

Fair Value

Management utilizes a hierarchical disclosure framework associated with the level of observable pricing scenarios for measuring assets and liabilities at fair value. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of the observable pricing scenario. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of asset or liability, whether the asset or liability is new to the market and not yet established and the characteristics specific to the transaction.

Overview

The Company recorded a net loss of $(4,479,000) for the quarter ended March 31, 2010, compared to net income of $100,000 reported for the same period of 2009. Basic (loss) earnings per share available to common shareholders for the first quarter of 2010 were ($0.68), compared to the $0.02 recorded in the first quarter of 2009. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the first quarter of 2010 were (127.90)% and (3.49)%, respectively, as compared to 1.00% and .07%, respectively, for the same period in 2009. The primary reasons for the loss for the first quarter ended March 31, 2010 are the increase in the level of the provision for loan losses, increase in other real estate expenses, and a decline in net interest income and non interest income.  This was partially mitigated by the decrease in non interest expense and the recognition of an increased income tax benefit in the current quarter.

We experienced a compression of the net interest margin of 13 basis points as yields on earning assets decreased 65 basis points while rates paid on interest bearing liabilities decreased 64 basis points. The compression is a direct result of increased nonaccrual loans at March 31, 2010 compared to the same period in 2009.

Total assets of the Company decreased by $16,274,000 or 3.0% from $538,462,000 at December 31, 2009 to $522,188,000 at March 31, 2010. Net loans decreased to $411,131,000, down $8,905,000 or 2.1% from December 31, 2009. Deposit balances at March 31, 2010 decreased to $486,213,000, down $11,950,000 or 2.4% from December 31, 2009.   Premises and equipment decreased to $4,632,000, down $639,000 or 12.1%. Other real estate decreased to $10,021,000, down $3,472,000 or 25.7% as a result of the Company’s diligent efforts to sell these properties.  Shareholders’ equity decreased to $11,434,000, down $4,518,000 from year end 2009.

Table One below provides a summary of the components of net (loss) income for the periods indicated:

Table One:  Components of Net (Loss) Income

	Three months ended March 31,
(In thousands, except percentages)	2010	2009

Net interest income	$4,332	$5,079
Provision for loan losses	(5,289)	(3,100)
Non-interest income	1,908	4,827
Non-interest expense	(7,737)	(6,774)
Benefit for income taxes	2,307	68

Net (loss) income	$(4,479)	$100

Average total assets (in millions)	$520.6	$594.3
Net (loss) income (annualized) as a percentage of average total assets	(3.49)%	0.07%

During these difficult economic times, management has been working diligently to improve asset quality, reduce the concentration in real estate construction and development loans, increase and preserve capital and liquidity, and reduce expenses. The Company successfully reduced real estate construction and development loans by $34,717,000 from March 31, 2009. In addition, the Company continues to reduce expenses with recommendations from employees, management, and the Board of Directors. In 2010, the Company will continue to freeze salaries for the second year, reduce employee benefits effective April 1, 2010, suspend directors fees effective March 1, 2010, along with additional reductions in operating expenses such as office supply costs, travel, advertising and promotion. Further, the Company has plans to eliminate Saturday banking for several Offices. These Offices either have nominal customer transactions on Saturday or have another branch within a close proximity. This will allow for reduced branch costs while increasing productivity.

Management continues to proactively manage credit quality and continues to work with its borrowers in addressing work out strategies and loan collections.

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. Attracting and retaining customer deposits remains our primary source of liquidity. The Bank will continue to participate in the FDIC voluntary Transaction Account Guarantee (“TAG”) program which is available through December 31, 2010. Under this program, noninterest bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage. The coverage under the TAG program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance protection.

Since December 31, 2008, the Company has been successful in its strategic plan to deleverage the balance sheet. Loans have decreased by $61,632,000 or 12.5% from December 31, 2008 to December 31, 2009 and continued to decrease by $6,936,000 or 1.6% from December 31, 2009 to March 31, 2010. Deposits have decreased by $28,322,000 or 5.37% from December 31, 2008 to December 31, 2009 and continued to decrease by $11,950,000 or 2.4% from December 31, 2009 to March 31, 2010.

As of March 31, 2010, the Company’s and the Bank’s total risk-based capital ratios were less than 6.0%, and therefore, the Bank was categorized as “significantly undercapitalized” under the federal prompt corrective action regulatory guidelines. In addition, the Bank’s Tier 1 leverage capital ratio of 3.5% remains less than the minimum of 10% required by the terms of the Consent Order described previously. The primary focus of the Company is to strengthen its capital position by dedicating substantial efforts to raising additional capital. The Company’s Capital Augmentation Committee is working vigorously with an investment banking firm to assist in raising capital. While considerable risks to the Company’s future financial performance exist, management believes the Company can effectively respond to these risks and carry on operations while it implements its strategic plan and pursues opportunities with respect to augmenting capital. If successfully implemented, the Company’s capital plan will address its near-term capital resources and liquidity

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 3.66% for the three month period ended March 31, 2010 which was down 13 basis points from 3.79% for the three month period ended March 31, 2009.  Net interest income decreased $747,000 (14.71%) for the first quarter of 2010 compared to the same period in 2009.  The primary reason for this decrease was the compression of the net interest margin due to the increase in nonaccrual loans which was partially mitigated by decreased interest expense.

Table Two, Analysis of Net Interest Margin, sets forth the average daily balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities.  Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments. The net interest margin is also adversely impacted by the significant level of nonaccrual loans during the quarter ended March 31, 2010.

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three month period ended March 31, 2010 compared to March 31, 2009 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended March 31, 2010 decreased by $1,566,000 from $7,047,000 at March 31, 2009 to $5,481,000.  The average balance of loans decreased from $490,644,000 to $427,526,000 and the interest rate earned decreased from 5.82% to 5.20%.  Table Three shows the $1,566,000 decrease in interest income from loans was actually the result of a $906,000 decrease in interest income from the lower balance of loans and a $660,000 decrease from the decrease in yields earned in the first quarter of 2010 compared to the same period in 2009.

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

Table Two:  Analysis of Net Interest Margin

	2010			2009
Three months ended March 31, (In thousands, except percentages)	Avg Balance	Interest	Avg Yield (5)	Avg Balance	Interest	Avg Yield (5)
Assets
Earning assets:
Loans (1)(2)	$427,526	$5,481	5.20%	$490,644	$7,047	5.82%
Taxable investment securities	3,048	30	3.99%	5,529	55	4.05%
Tax-exempt investment securities (3)	1,441	16	4.50%	1,370	16	4.75%
Federal funds sold	45,178	27	0.24%	45,566	28	0.25%
Interest bearing deposits in banks	2,641	12	1.84%	2,389	24	4.09%
Total earning assets	479,834	5,566	4.70%	545,498	7,170	5.35%
Cash & due from banks	12,881			16,541
Other assets	27,875			32,220
Average total assets	$520,590			$594,259

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$153,062	$123	0.33%	$152,259	$205	0.55%
Savings	114,753	163	0.58%	108,167	296	1.11%
Time deposits	151,682	632	1.69%	196,006	1,369	2.84%
Other borrowings	9,346	316	13.71%	13,367	221	6.72%
Total interest bearing liabilities	428,843	1,234	1.17%	469,799	2,091	1.81%
Demand deposits	72,184			73,518
Other liabilities	4,730			10,405
Total liabilities	505,790			553,722
Shareholders’ equity	14,833			40,537
Average liabilities and equity	$520,590			$594,259

Net interest income & margin (4)		$4,332	3.66%		$5,079	3.79%

(1) Loan interest includes loan fees of $220,000 and $272,000 during the three months ended March 31, 2010 and March 31, 2009, respectively.

(2)  Average non-accrual loan balances of $60.78 million and $17.48 million for the three months ended March 31, 2010 and March 31, 2009, respectively, are included in total average loans for purposes of calculating average earning assets. Average interest foregone on non-accrual loans totaled $807,000 and $241,000, respectively. Refer to Revenue Recognition under Critical Accounting Policies.

(3) Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(4) Net interest margin is computed by dividing net interest income by total average earning assets.

(5) Average yield is calculated based on actual days in period (90 for March 31, 2010 and 90 for March 31, 2009).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.  On a quarter over quarter basis for the period ending March 31, 2010, net interest income has decreased $747,000 from the same time period in 2009.  Interest income from earning assets has decreased by $1,604,000. Changes in the volume of earning assets, primarily loans, have resulted in a decrease in interest income of $927,000 while interest income has decreased by $677,000 from changes in rates.  Interest expense for the first quarter of 2010 was $857,000 less than the same period in 2009.  Decreases in the volume of interest bearing liabilities have resulted in a decrease of interest expense of $358,000.  Decreases in average rates paid on all deposit products have resulted in an interest expense decrease of $499,000.

The average balances of interest bearing liabilities of $428,843,000 were $40,956 (8.71%) less in the first quarter of 2010 versus the same quarter in 2009.  As interest bearing liability balances decreased, rates paid on these liabilities also decreased by 64 basis points on a quarter over quarter basis.  As a result of both the decrease in interest rates and the volume and mix of interest bearing liabilities, interest expense was $857,000 (40.1%) lower in the first quarter of 2010 versus the same period in 2009.

As a result of the above, the Company’s net interest margin declined 13 basis points to 3.66% for the three months ended March 31, 2010 from 3.79% for the same period in the prior year.

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended March 31, 2010 over 2009 (In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$(906)	$(660)	$(1,566)
Taxable investment securities	(25)	—	(25)
Tax exempt investment securities (1)	1	(1)	—
Federal funds sold	—	(1)	(1)
Interest bearing deposits in banks	3	(15)	(12)
Total	(927)	(677)	(1,604)

Interest-bearing liabilities:
NOW and MMDA deposits	1	(83)	(82)
Savings deposits	18	(151)	(133)
Time deposits	(310)	(427)	(737)
Other borrowings	(67)	162	95
Total	(358)	(499)	(857)
Interest differential	$(569)	$(178)	$(747)

(1) Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(2) The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated:

Table Four:  Components of Non-interest Income

	Three months ended March 31,		Change
	2010	2009	$	%
	(In thousands)
Sale of merchant processing portfolio	$—	$2,640	$(2,640)	(100.00)%
Loss on sale of investment security	—	(172)	172	(100.00)%
Service charges on deposit accounts	771	916	(145)	(15.83)%
Loan servicing fees	108	140	(32)	(22.86)%
Fees - alternative investment sales	140	109	31	28.44%
Merchant fee income	—	86	(86)	(100.00)%
Gain on the sale of loans	146	503	(357)	(70.97)%
Other	743	605	138	22.81%
Total non-interest income	$1,908	$4,827	$(2,919)	(358.41)%

The primary reason for the decrease in non-interest income is from the one time gain on the sale of the merchant processing portfolio of $2,640,000 in March 2009.  Non-interest income decreased $279,000 from March 31, 2009 excluding the one time gain on the sale of the merchant processing portfolio. The gain on the sale of loans into the secondary market decreased compared to the first quarter of 2009 as there were fewer loans originated to sell during this period by our government lending division. Service charges on deposit accounts also decreased as consumers are managing their accounts more efficiently in order to avoid service charges and fees.

Non-interest Expense

Table Five below provides a summary of the components of non-interest expense for the periods indicated:

Table Five:  Components of Non-interest Expense

	Three months ended March 31,		Change
	2010	2009	$	%
	(In thousands)
Salaries and employee benefits	$2,993	$3,399	$(406)	(11.94)%
Occupancy	697	705	(8)	(1.13)%
Furniture and equipment	486	649	(163)	(25.12)%
Loss on disposal of Bank premises and equipment	306	—	306	0.00%
Professional fees	367	317	50	15.77%
Telephone and postage	173	177	(4)	(2.26)%
Stationery and supply costs	122	139	(17)	12.23%
Director fees and retirement	81	82	(1)	(1.22)%
Advertising and promotion	264	334	(70)	(20.96)%
FDIC assessments	344	333	11	3.30%
Other real estate expense	1,390	61	1,329	2178.69%
Other	514	578	(64)	11.07%
Total non-interest expense	$7,737	$6,774	$962	2139.26%

The primary reasons for the increase in non-interest expense is the increase in other real estate expenses due to write-downs of $969,000 and management expenses of $421,000, and loss on the disposal of Bank premises and equipment which was due to the closing of the Churn Creek, Redding Office when it was consolidated with the Hilltop, Redding Office.  This was partially mitigated by the reduction in salaries and employee benefits largely due to lower full time equivalent employees, salary freezes, and reduced employee benefits.

Provision for Loan Losses

The Company provided $5,289,000 for loan losses in the first quarter of 2010 compared to $3,100,000 in the first quarter of 2009.  Net loan charge-offs for the first quarter of 2010 and 2009 were $3,285,000 and $2,281,000, respectively. Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Income Taxes

The benefit for income taxes for the first quarter of 2010 was $2,307,000 as compared to the tax benefit for income taxes of $68,000 for the same period in 2009.  The effective benefit rate for state and federal income taxes was 34% for the three months ended March 31, 2010 compared to an effective tax rate of 216.7% for the same period in 2009.  The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated ‘Enterprise Zones’.

For the three years ended December 31, 2009, 2008 and 2007, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize the Company’s deferred tax assets in the future. The cumulative pretax loss position was caused primarily by the significant amount of loan loss provision and other real estate expense taken in 2009. As a result of these losses and the losses in the current quarter, a valuation allowance was recorded at March 31, 2010 and December 31, 2009. Due to continued deteriorating market conditions, the Company has determined that there is not sufficient additional positive evidence to support the realization of its net deferred tax assets. However, a current tax receivable that can be realized from the carryback of the 2010 projected net operating loss. Net operating loss carrybacks for the year ending December 31, 2010 are limited to the $4.1 million in taxes paid for the 2008 tax year.

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

Balance Sheet Analysis

The Company’s total assets were $522,188,000 at March 31, 2010, down $16,274,000 (3.02%) from $538,462,000 at December 31, 2009.  On a year over year basis, the average balance of total assets for the three months ended March 31, 2010 was $520,590,000, which represents a decrease of $73,669,000 (12.39%) from $594,259,000 during the three months ended March 31, 2009.

Loans

The Company concentrates its lending activities in the following areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.

Loan balances have declined in the current quarter mainly in agriculture loans as these loans tend to be seasonal with higher volumes during the fourth quarter. Reductions in real estate construction loans have been the result of repayments, foreclosures and reclassification to other real estate (ORE).  Decreases in loan balances from December 31, 2009 consist of agriculture loans of $4,807,000 or 12.5%, real estate construction loans of $1,950,000 or 8.5%, and consumer loans of $336,000 or ..5%. The reduction of real estate construction loans is consistent with the plan to reduce our dependency on real estate related lending and further diversify the loan portfolio to mitigate risk. Table Six below summarizes the composition of the loan portfolio as of March 31, 2010 and December 31, 2009.

Table Six: Loan Portfolio Composition

(In thousands)	March 31, 2010	% of Total Loans	December 31, 2009	% of Total Loans
Commercial	$80,493	18.88%	$80,758	18.64%
Real estate:
Mortgage	229,099	53.75%	228,678	52.79%
Construction	21,040	4.94%	22,990	5.31%
Agriculture	33,637	7.89%	38,444	8.87%
Consumer	61,988	14.54%	62,324	14.39%
Total loans	426,258		433,194
Allowance for loan losses	(14,979)		(12,975)
Deferred loan fees, net	(148)		(183)
Total net loans	$411,131		$420,036

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

In May 2010, agriculture loans and commercial real estate loans with principal balances totaling $22,210,000 were pledged as collateral to the Federal Reserve Bank of San Francisco (FRB). The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB. The Bank pledges loans as collateral for the Bank’s borrowings in accordance with the Bank’s agreement with the FRB.

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through a credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies.  Additionally, the Company contracts with an outside loan review consultant to semiannually review the existing loan portfolio.  Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical.  Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.  With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, underlying trends in economic and business cycles influence credit quality.  The Company’s business is concentrated in the Butte, Sutter and Shasta County areas. The economy of these three counties is diversified with professional services, manufacturing, agriculture and real estate investment and construction.  The real estate element has been impacted by the continuing economic downturn with construction activity slowing dramatically beginning in the later part of 2008. Other sectors of the local economy are reasonably stable with agriculture being affected the least.

Special emphasis on community development and lending is placed within the communities in which the Company has offices (Chico, Paradise, Magalia, Oroville, Yuba City, Red Bluff, Marysville, Colusa, Corning, Redding and Anderson).

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

In management’s judgment, a concentration exists in loans secured by real estate, which represented approximately 58.8% of the Company’s loan portfolio at March 31, 2010, which has increased slightly from the 58.1% concentration level at December 31, 2009.  Management believes the concentration has more than the normal risk of collectability due to the substantial decline in the economy in general and the continuing decline in real estate values in the Company’s primary market areas. As the Company has been impacted by the slowdown in the economy, we have increased the provision for loan losses which has adversely affected the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards follow strict regulatory guidelines; however, there is no assurance that losses will not continue to occur under the current economic circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  Although the lending officers followed these strict conservative underwriting standards at loan origination, the downturn in the current economy, with the rising unemployment rate and the decline in real estate values, has had an impact on the ability of some of our borrowers to service their debt.   The Company does not participate in any sub-prime lending activities nor is it exposed to sub-prime lending in its investment portfolio.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Seven below sets forth nonaccrual loans as of March 31, 2010 and December 31, 2009.   There were no loans past due 90 days or more and still accruing interest at March 31, 2010 or December 31, 2009.

Table Seven:  Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets:

Non-performing Assets

(in thousands)

	March 31, 2010	December 31, 2009
Nonaccrual Loans:
Commercial	$11,893	$2,218
Real estate	44,035	48,778
Consumer and other	1,529	79
SUBTOTAL	57,457	51,075

Other Real Estate (ORE)	10,021	13,493
Total non-performing Assets	$67,478	$64,568
Restructured Loans (1)	$27,831	$22,593

(1) $22,055 and $15,870 of the restructured loans are on nonaccrual and are included in the nonaccrual loans above at March 31, 2010 and December 31, 2009, respectively.

Non-performing loans (defined as non-accrual loans and loans 90 days or more past due and still accruing interest) totaled $57,457,000 at March 31, 2010, an increase of $6,382,000 from $51,075,000 at December 31, 2009 primarily as a result of increasing problem loans in the Company’s real estate/development portfolio and commercial loan portfolios.  Specific reserves on the non-performing loans of $3,205,000 have been recorded at March 31, 2010 compared to $4,045,000 at December 31, 2009.  Nonperforming loans as a percentage of total loans were 13.95% at March 31, 2010 compared to 12.16% at December 31, 2009.

Non-performing assets, (non-performing loans and ORE) totaled $67,478,000 at March 31, 2010, an increase of $2,910,000 from $64,568,000 at December 31, 2009.  Non-performing assets as a percentage of total assets were 12.9% at March 31, 2010 compared to 12.0% at December 31, 2009.

Total non-performing assets consist of 103 loans for a total of $57,457,000 classified as impaired and on non-accrual and thirty-nine properties for a total of $10,021,000 classified as other real estate (ORE) at March 31, 2010 compared to total non-performing assets of $13,493,000 at December 31, 2009.  Other than the loans included as non-performing assets at March 31, 2010, the Company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at the current date.

Set forth below is a table of our significant non-performing assets:

Significant Non-Performing Loans:

(in thousands)

		Loan Balance		Apprasial	Nonaccrual	Appraised	Specific Reserve
Loan	Type	12/31/2009	3/31/2010	Date	Date	Value	12/31/2009	3/31/2010	Chargeoffs	Current Collateral
1	Commerical RE	$4,326	$4,326	Apr-10	Jan-09	$3,900	$43	$—	$153	28 Cottages
2	Development	3,839	3,782	Aug-09	Dec-09	2,592	1,400	1,400	—	21 finished lots & 29 paper lots
3	Development	1,977	1,953	Jan-10	Dec-09	2,070	—	—	513	14.88 acres of land
4 & 5	Development	6,601	6,249	Apr-10	Jun-09	7,614	—	—	1,234	148 finished lots, a 24.95 acre parcel and a 5 acre parcel
6	Development	2,239	2,239	Nov-09	Dec-09	2,592	—	—	—	Golf course
7 & 8	Commerical RE	1,902	1,878	Apr-10	Dec-09	5,900	—	73	—	Hotel/inn
9	Development	1,614	1,592	Jan-10	Dec-09	1,700	—	—	347	4290 sq.ft home on 20 acres
10	Development	2,471	1,955	Oct-09	Dec-09	2,605	—	—	1,415	250 acres of land
11	Commerical RE	1,598	1,590	Mar-10	Dec-09	2,980	—	—	—	67,600 sq.ft. industrial office/warehouse building
12 & 13	Development	2,250	2,104	Dec-09	Dec-09	4,550	151	—	1,514	31 finished lots & 2 completed homes
14	Development	2,451	2,418	Sep-09	Dec-09	1,915	637	957	—	12 lot subdivision
		$31,268	$30,086				$2,231	$2,430	$5,176

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

The remainder of the non-performing loans consists primarily of eleven impaired single family home loans that total $4,224,000,  forty-one impaired lot loans that total $13,245,000, eleven commercial real estate loans that total $6,523,000, ten commercial/industrial loans that total $1,823,000, one agricultural line of credit that totals $28,000, twelve single family home loans secured with 2nd deeds of trust for $1,320,000, and three consumer loans that total $208,000. These loans are to borrowers who are located throughout Northern California from the Sacramento area to Redding.  After appropriate write downs, the current appraised values provide the Company with adequate margins in most cases; however, the Bank has allocated a specific reserve that totals an additional $775,000 on these loans.

Other Real Estate

The largest of our ORE at March 31, 2010 is a commercial real estate property for the construction of 50,396 sq. feet of industrial condos in Shingle Springs, California carried at $2,608,000.  The property was transferred to ORE on December 24, 2009. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an updated appraisal was received on December 1, 2009 and showed a value of $3,005,000.  The Company charged off an additional $96,000 to ORE expense on March 30, 2010.  The property is currently in escrow for $2,775,000 and is scheduled to close in June 2009.

Another significant ORE at March 31, 2010 is a 7.5 acre development property along the Sacramento River located in Anderson, California carried at $1,071,000. The original plans were to develop a fishing lodge and restaurant.  The collateral for the loan consists of 7.5 acres plus six 20 acre parcels located in Red Bluff, California. This loan was transferred to ORE in October 2009. Due to the continued decline in real estate market, the Company ordered an updated appraisal to understand the potential loss exposure and properly value the collateral.  In February 2010, a new appraisal valued the property at $1,190,000 and the Company charged-off an additional $165,900 against ORE expense.

The remainder of other real estate includes twenty-three SFR lots that have a current value of $3,170,000, eleven single family homes at a combined balance of $2,580,000, and three commercial real estate properties that total $592,000.  These amounts included in ORE are supported by current appraisals received by the Company, all within the past 12 months. When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the

Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised at least annually.  If values have dropped, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE. Over $5,600,000 in sales of ORE is scheduled to close in the next 60 days.

Restructured Loans

(in thousands)

	March 31, 2010			December 31, 2009
	Accrual	Non Accrual	Unfunded	Accrual	Non Accrual	Unfunded
Agricultural	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	—	—
Real Estate
Secured by Commercial/Professional Office	—	4,651	—	—	4,386	—
Properties Including Construction and Development	5,776	15,916	424	6,723	10,147	424
Secured by Residential Properties	—	1,033	—	—	835	—
Secured by Farmland	—	—	—	—	—	—
Consumer Loans	—	455	—	—	502	—

Total Restructured Loans	$5,776	$22,055	$424	$6,723	$15,870	$424

Restructured loans as % of total gross loans	6.53%			5.20%

Restructured loans totaled $27,831,000 at March 31, 2010, an increase of $5,238,000 from the total at December 31, 2009. A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be a troubled debt restructure when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. If the restructured terms are reasonable based on the current market and the borrower has made their payments as contractually required for six months, the loan is reviewed and interest may again be accrued. No additional funds were lent to the borrowers of the restructured loans.

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

Qualitative factors include the impact of the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Northern Sacramento Valley.  The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, loan concentrations, trends in delinquencies and charge-offs, and the rate of portfolio growth are other qualitative factors that are considered.

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the DFI review the allowance for loan losses as an integral part of the examination process.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of March 31, 2010 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.  The allowance for loan losses totaled $14,979,000 or 3.51% of total loans at March 31, 2010 and $8,697,000 or 1.80% at December 31, 2009.  Net charge-offs for the quarter ended March 31, 2010 were $3,285,000. The Company has a separate reserve for unfunded loan commitments of $261,000 as of March 31, 2010 and $244,000 as of December 31, 2009 that is included in other liabilities on the balance sheet.

Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Eight: Allowance for Loan Losses

	Three Months Ended March 31,
(In thousands, except for percentages)	2010	2009

Average loans outstanding	$427,526	$490,644

Allowance for possible loan losses at beginning of period	$12,975	$7,826

Loans charged off:
Commercial	(223)	(50)
Real estate	(2,846)	(2,228)
Consumer	(461)	(4)
Total	(3,530)	(2,282)
Recoveries of loans previously charged off:
Commercial	12	—
Real estate	206	—
Consumer	27	1
Total	245	1
Net loan charge offs	(3,285)	(2,281)

Additions to allowance charged to operating expenses	5,289	3,152

Allowance for loan losses at end of period	$14,979	$8,697

Ratio of net charge-offs to average loans outstanding	0.83%	0.46%
Provision for possible loan losses to average loans outstanding	1.24%	0.63%
Allowance for loan losses to loans net of deferred fees at end of period	3.51%	1.80%

It is the policy of management to maintain the allowance for loan losses at a level adequate for known and inherent risks in the portfolio.  Based on information currently available to analyze inherent credit risk, including economic factors, overall credit quality, historical delinquencies and a history of actual charge-offs, management believes that the provision for loan losses and the allowance are adequate.  The Company generally makes monthly allocations to the allowance for loan losses.  The budgeted allocation is based on estimates of loss risk and loan growth.  Adjustments may be made based on differences from estimated loan growth, the types of loans constituting this growth, changes in risk ratings within the portfolio, recognition of loan impairment and general economic conditions.  However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

Deposits

At March 31, 2010, total deposits were $486,213,000 representing a decrease of $11,950,000 (2.4%) over the December 31, 2009 balance of $498,163,000. We have experienced a decrease in the level of our non-interest bearing demand deposits in the first three months of 2010, down $10,532,000. Interest bearing checking and money market accounts increased $2,435,000 to $155,926,000 and savings accounts increased $7,705,000 to $116,986,000 during the first quarter. Certificate of deposit balances decreased by $11,558,000 to $146,493,000 at March 13, 2010. Brokered deposits totaled $3,862,000 and $17,633,000 at March 31, 2010 and December 31, 2009, respectively.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts and qualifying NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Participating institutions are currently assessed a 10 basis point surcharge on the additional insured deposits.

Capital Resources

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Accordingly, the regulators have required the Bank to increase its Tier 1 to average assets capital ratio to equal or exceed 10% and its risk based capital ratio to 13% under the Consent Order.   The Company and the Bank are considered to be significantly undercapitalized at March 31, 2010 under these regulatory guidelines.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  At March 31, 2010, the Bank is considered significantly undercapitalized under the prompt corrective capital regulations and will be required to file a capital restoration plan and is automatically subject to among other things, restrictions on dividends, restrictions on access to the Federal Reserve’s discount window, restrictions on asset growth, and being prohibited from opening new branches, or engaging in new lines of business without the approval of the FDIC.

In an effort to strengthen the Company’s operations and capital position and enable it to better withstand these continued adverse market conditions, the Capital Augmentation Committee has been working diligently to raise additional capital and identify additional capital sources and alternatives inclusive of a strategic combination.

At March 31, 2010, shareholders’ equity was $11,434,000 representing a decrease of $4,518,000 over the December 31, 2009 balance of $15,952,000.

Table Nine below lists the Company’s and the Bank’s capital ratios at March 31, 2010 and December 31, 2009, as well as the minimum ratios required under regulatory definitions of capital adequacy and requirements for the Bank included in the Consent Order.

Table Nine: Capital Ratios

Capital to Risk-Adjusted Assets	At March 31, 2010	At December 31, 2009	Minimum Regulatory Requirement	Required Under the Consent Order

Company
Leverage ratio	2.0%	3.0%	4.0%

Tier 1 Risk-Based Capital	2.2%	3.5%	4.0%

Total Risk-Based Capital	5.4%	6.2%	8.0%

Bank
Leverage ratio	3.5%	4.0%	4.0%	10.0%

Tier 1 Risk-Based Capital	4.0%	4.7%	4.0%	—

Total Risk-Based Capital	5.2%	5.9%	8.0%	13.0%

Management is currently adjusting its capital plan in order to conform to these requirements through restructuring of the balance sheet and the addition of new capital in the form of common stock.  In addition, an amendment to the Company bylaws to allow issuance of preferred stock was approved by the shareholders at the annual meeting that was held June 4, 2009. The Company is considering various transactions that might enhance its capital position.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared monthly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against eight interest rate scenarios.  These scenarios include a 100, 200, 300 and 400 basis point rising rate forecast, a flat rate forecast and a 100, 200 and 300 basis point falling rate forecast which take place within a one year time frame.

The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  The Company’s net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from balances as of the date indicated.

Table Ten below summarizes the effect on net interest income (NII) of a ±200 basis point change in interest rates as measured against a constant rate (no change) scenario.  The results shown in Table Ten for the two periods fall within the parameters of the Bank’s policy for interest rate risk.

Table Ten:  Interest Rate Risk Simulation of Net Interest as of March 31, 2010 and December 31, 2009

(In thousands)	$ Change in NII from Current 12 Month Horizon March 31, 2010	$ Change in NII from Current 12 Month Horizon December 31, 2009
Variation from a constant rate scenario
+200bp	$852	$965
- 200bp	$(357)	$(36)

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

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients.  Both assets and liabilities contribute to the Company’s liquidity position.  The line of credit with the Federal Reserve Bank, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity.  The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs.

The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale.  On March 31, 2010, consolidated liquid assets totaled $59,112,000 or 11.3% of total assets compared to $58,654,000 or 10.9% of total assets on December 31, 2009.  In addition to liquid assets, the Bank has a line of credit with the Discount Window at the Federal Reserve Bank of San Francisco, on which the current borrowing capacity is $9,665,000.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of March 31, 2010 and December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at March 31, 2010 and December 31, 2009 were approximately $99,706,000 and $115,277,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 24.1% and 27.4%, respectively. Of the loan commitments outstanding at March 31, 2010, $16,727,000 are real estate construction loan commitments  that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Not Applicable

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the nine months ended March 31, 2010, no shares of common stock were repurchased under the share repurchase program. There is approximately $5,671,796 remaining that may yet be purchased under the plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

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

COMMUNITY VALLEY BANCORP

May 17, 2010	By:	/s/ John F. Coger

John F. Coger

President, Chief Executive Officer

May 17, 2010	By:	/s/ Barbara A. Crouse

Barbara A. Crouse

Senior Vice President, CFO