Form 10-Q
period 2010-06-30
COMMUNITY VALLEY BANCORP
filed 2010-08-05
CIK 1170833

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

No par value Common Stock — 6,699,603 shares outstanding at July 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$12,034	$12,119
Excess Balance Agreement/Federal Reserve Bank	32,748	—
Federal funds sold	215	46,535
Total cash & cash equivalents	44,997	58,654

Interest-bearing deposits in banks	1,895	2,740
Investment securities (fair value of $4,334 at June 30, 2010, and $5,620 at December 31, 2009)	4,324	5,606
Loans held for sale at lower of cost or market value	—	1,137
Loans, less allowance for loan losses of $15,745 at June 30, 2010 and $12,975 at December 31, 2009	404,538	420,036
Premises and equipment, net	4,546	5,271
Other real estate	11,211	13,493
Bank owned life insurance	11,713	11,680
Accrued interest receivable and other assets	16,319	19,845
Total assets	$499,543	$538,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$67,284	$77,340
Interest bearing	403,031	420,823
Total deposits	470,315	498,163

ESOP note payable	1,046	1,122
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	9,153	14,977
Total liabilities	488,762	522,510

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock - no par value; 10,000,000 shares authorized; issued and outstanding -345,647 shares at June 30, 2010 and December 31,2009	3,313	3,313
Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 6,699,603 shares at June 30, 2010 and December 31, 2009	10,160	10,186
Unallocated ESOP shares - 147,215 shares at June 30, 2010 and 160,826 shares at December 31, 2009 (at cost)	(1,527)	(1,582)
(Accumulated deficit) retained earnings	(1,292)	3,908
Accumulated other comprehensive income, net	127	127
Total shareholders’ equity	10,781	15,952
Total liabilities and shareholders’ equity	$499,543	$538,462

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$5,621	$7,363	$11,102	$14,410
Interest on Federal funds sold/Excess balance agreement (FRB)	23	23	50	51
Interest on deposits in banks	10	19	22	43
Interest on investment securities:
Taxable	27	64	57	119
Exempt from Federal income tax	16	16	32	32
Total interest income	5,697	7,485	11,263	14,655

Interest expense:
Interest expense on deposits	820	1,653	1,738	3,523
Interest expense on junior subordinated debentures	147	143	437	286
Interest expense on notes payable	26	81	52	159
Total interest expense	993	1,877	2,227	3,968
Net interest income before provision for loan losses	4,704	5,608	9,036	10,687
Provision for loan losses	4,943	4,000	10,232	7,100
Net interest (loss) income after provision for loan losses	(239)	1,608	(1,196)	3,587

Non-interest income:
Sale of merchant processing portfolio	—	—	—	2,640
Loss on sale of investment security	—	—	—	(172)
Retirement benefit derecognition	6,333	—	6,333	—
Other income	1,224	2,670	3,132	5,029
Total non-interest income	7,557	2,670	9,465	7,497

Non-interest expenses:
Salaries and employee benefits	2,805	3,165	5,798	6,564
Occupancy	634	681	1,331	1,386
Furniture and equipment	428	639	914	1,288
Other real estate	1,019	733	2,409	1,357
Federal Deposit Insurance Corporation (FDIC) assessments	761	955	1,105	1,048
Other expense	1,388	1,885	3,215	3,189
Total non-interest expense	7,035	8,058	14,772	14,832

Income (loss) before provision (benefit) for income taxes	283	(3,780)	(6,503)	(3,748)

Provision (benefit) for income taxes	883	(1,280)	(1,424)	(1,348)

Net loss	(600)	(2,500)	(5,079)	(2,400)
Dividends on preferred stock	(60)	—	(121)	—
Net loss available to common shareholders	$(660)	$(2,500)	$(5,200)	$(2,400)

Basic and diluted loss per share	$(0.09)	$(0.38)	$(0.78)	$(0.37)

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED  STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY  (Unaudited)

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Unallocated	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	ESOP shares	Deficit)	Income	Equity	Loss
Balance, January 1, 2009	—	$—	6,699,553	$10,147	$(1,438)	$31,416	$14	$40,139

Comprehensive loss
Net loss						(27,508)		(27,508)	$(27,508)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities							113	113	113
Total comprehensive loss									$(27,395)

Exercise of stock options and related tax benefit			50	—				—
Amortization of stock compensation-ESOP shares				(16)	72			56
Shares acquired or redeemed by ESOP					(216)			(216)
Sale of Stock - Preferred A	240,000	1,200						1,200
Sale of Stock - Preferred B	105,647	2,113						2,113
Stock-based compensation expense				55				55
Balance, December 31, 2009	345,647	3,313	6,699,603	10,186	(1,582)	3,908	127	15,952

Comprehensive loss
Net loss						(5,079)		(5,079)	$(5,079)
Other comprehensive income
Net change in unrealized gains on available-for-sale investment securities							—	—	—
Total comprehensive loss									$(5,079)

Amortization of stock compensation-ESOP shares				(40)	55			15
Preferred stock cumulative dividends- $.08 per share						(121)		(121)
Stock-based compensation expense				14				14
Balance, June 30, 2010	345,647	$3,313	6,699,603	$10,160	$(1,527)	$(1,292)	$127	$10,781

See Notes to Unaudited Condensed Consolidated Financial Statements

COMMUNITY VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,079)	$(2,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	10,232	7,100
Decrease in deferred loan origination fees	(82)	(255)
Depreciation and amortization, net	637	994
Loss (gain) on disposition of Bank premises and equipment	305	(14)
Loss on write-down of other real estate	1,603	1,798
Loss on sale of other real estate	156	—
Net decrease (increase) in loans held for sale	1,137	(901)
Increase in cash surrender value of bank-owned life insurance, net	(122)	(217)
Non-cash compensation expense associated with the ESOP	15	33
Stock based compensation	14	31
Loss on sale of investment security	—	172
Decrease (increase) in accrued interest receivable and other assets	3,526	(2,454)
(Decrease) increase in accrued interest payable and other liabilities	(5,945)	1,322
Provision for deferred income taxes	—	(992)
Net cash provided by operating activities	6,397	4,217

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits in banks	845	(857)
Proceeds from matured or called available-for-sale investment securities	1,000	3,000
Proceeds from principal payments on available-for-sale investment securities	226	154
Proceeds from matured or called held-to-maturity investment securities	1,000	88
Proceeds from principal payments on held-to-maturity investment securities	55	92
Purchase of available-for-sale investment securities	(1,000)	(1,000)
Purchase of held-to-maturity investment securities	—	(996)
Purchases of premises and equipment	(221)	(142)
Proceeds from sale of premises and equipment	4	20
Proceeds from sale of other real estate	6,427	1,265
Premiums paid for life insurance policies	89	(39)
Net (increase) decrease in loans	(555)	3,820
Net cash provided by investing activities	7,870	5,405

Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	(16,017)	(7,191)
Net decrease in time deposits	(11,831)	(4,749)
Repayment of note payable	—	(500)
Repayment of ESOP note payable	(76)	(75)
Proceeds from ESOP note payable	—	216
Purchase of ESOP shares	—	(216)
Proceeds from exercise of stock options	—	1
Net cash used in financing activities	(27,924)	(12,514)

Decrease in cash and cash equivalents	(13,657)	(2,892)

Cash and cash equivalents at beginning of year	58,654	58,348

Cash and cash equivalents at end of period	$44,997	$55,456

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Butte Community Bank (the “Bank”) and BCB Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The Company also has a wholly-owned unconsolidated subsidiary, Community Valley Bancorp Trust II (the “Trust”), a Delaware statutory business trust, formed for the sole purpose of issuing trust preferred securities. The results of operations for the three month and six month periods ended June 30, 2010 may not necessarily be indicative of the operating results for the full year 2010.

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

As of June 30, 2010, the Bank’s Tier 1 capital to average assets ratio was 3.6% and total risk-based capital ratio was 5.4%.

Effective July 23, 2010 the Company entered into a Formal Agreement (“Agreement”) with the Federal Reserve Bank of San Francisco (FRB) which supersedes the Memorandum of Understanding (MOU) that was entered into between the Company and the FRB in July 2009. The Agreement stipulates that the Company not declare or pay any dividends, make any payments of principal or interest on trust preferred securities, or make any other capital distributions without the prior written approval of the FRB; to not incur, increase or renew any exiting debt or guarantee any debt without the prior written approval of the FRB; to comply with certain notice provisions in the case of any new director or senior executive officer; and to comply with any legal restrictions regarding indemnification and severance payments to institution-affiliated parties without written approval from the FRB and concurrence from the FDIC.

While management believes that progress has been made in addressing certain of the requirements set forth in the Consent Order and Formal Agreement, the Board of Directors and management are committed to putting the necessary resources and plans in place to become fully compliant within the timelines as set forth above. As stated by the Order, the Bank has complied with those items requiring immediate action including:

•                  Not paying cash dividends or making any other payment to its shareholders;

•                  With certain exceptions, not extending any additional credit to or for the benefit of any borrower who has a loan that has been charged off or classified;

•                  Not establishing any new branches or other offices of the Bank;

To further comply with the Order, the Bank has:

•                  Revised, adopted and implemented a comprehensive policy for determining the adequacy of the allowance for loan losses, and increasing and maintaining its allowance for loan losses to be compliant with such comprehensive policy;

•                  Developed and implemented a written plan addressing profits, expenses, and setting forth a comprehensive budget for 2010; and

•                  Submitted quarterly progress reports to the FDIC, DFI and FRB.

In addition, management is specifically focusing its efforts in the following areas:

•                  Increasing and strengthening our capital position. The Company has engaged Cappello Capital Corp. of Santa Monica, California to be its financial advisor in connection with its recapitalization. We intend to raise additional capital through a planned capital raise in the third and fourth quarter of 2010.

•                  Managing and improving asset quality. The economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. Management continues to work with borrowers on repayment strategies and loan collections. In addition, the Company is working with Cappello Capital Corp. to identify investors interested in purchasing our non performing assets.

•                  Decreasing concentrations in our loan portfolio. We have effectively limited any new commercial real estate lending and we are decreasing the existing level of these loans through the normal sale of the related real estate collateral by borrowers.

Regulatory Capital Guidelines

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.  Regulations also include additional capital categories for all depository institutions under the regulatory framework for prompt corrective action which establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized.  For depository institutions that fail to meet these minimum capital requirements, certain mandatory, and possibly additional discretionary, actions by regulators are initiated that can have a direct material effect on the Bank.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Prompt Corrective Action

Under the Supervisory Prompt Correction Action Directive received from the FDIC on May 3, 2010, the Bank filed a capital restoration plan on May 28, 2010, and is subject to among other things, recapitalization of the Bank, refraining from accepting, renewing or rolling over any brokered deposits; restricting the interest rates that the Bank pays on deposits to comply with rate restrictions in certain FDIC Rules and Regulations; ensuring that average total assets during any calendar quarter do not exceed average total assets during the preceding calendar quarter; refraining from making any capital distributions or dividend payments to its parent or paying any bonuses or increased compensation to any director or officer of the Bank without prior written approval from the FDIC; retaining qualified senior executive officers; restrictions on access to the Federal Reserve’s discount window; and being prohibited from opening new branches and from relocating, selling or disposing of any existing branches without the approval of the FDIC.

Under the prompt corrective action guidelines, a depository institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.  The Bank’s total capital to risk-weighted assets ratio of 5.4% dropped below 6.0% as of June 30, 2010, therefore, the Bank is considered “significantly undercapitalized” for purposes of the prompt correction action regulations.

Certain minimum ratios under the provisions of the prompt corrective action guidelines and the actual capital ratios of the Company and the Bank at June 30, 2010, are set forth in the table below:

	Requirements for the Bank Under the Prompt Corrective Action Provisions to be:
	Well Capitalized	Adequately Capitalized	Under Capitalized	Significantly Under Capitalized	Bank	Company
Tier 1 leverage capital ratio	> 5.0%	> 4.0%	< 4.0%	< 3.0%	3.6%	1.9%
Tier 1 risk-based capital ratio	> 6.0%	> 4.0%	< 4.0%	< 3.0%	4.1%	2.1%
Total risk-based capital ratio	> 10.0%	> 8.0%	< 8.0%	< 6.0%	5.4%	5.4%

Under the Consent Order discussed above, the Bank is required to raise its Tier 1 leverage capital ratio to 10% and its total risk-based capital ratio to 13% which are significantly higher than the level for being categorized as “Well Capitalized.”

3. GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond.  As of June 30, 2010, we estimate that to increase the Bank’s leverage ratio to 10%, we will need at least $32,850,000 of new Tier 1 capital. Additional losses in subsequent quarters will increase the capital needs necessary to meet the requirement. We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. As described above under “Regulatory Matters” in Note 2, the Company and the Bank did not meet either the minimum regulatory capital requirements or the leverage ratio requirement of 10% outlined in the Consent Order signed May 11, 2010 which superseded the Memorandum of Understanding. As such, the Company is considered undercapitalized and the Bank has been categorized as significantly undercapitalized under the Prompt Corrective Action Directive received on May 3, 2010.  The accompanying financial statements do not reflect the impact of the conditions included in the Consent Order and Prompt Corrective Action Directive discussed above. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital, improve asset quality and meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance for loan losses is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted. The allowance for loan losses at June 30, 2010 and 2009 reflects management’s estimate of possible losses in the portfolio.

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance, beginning of year	$14,979	$8,729	$12,975	$7,910
Provision charged to operations	4,943	4,000	10,232	7,100
Losses charged to allowance	(4,192)	(3,512)	(7,722)	(5,794)
Recoveries	15	1	260	2

Balance, end of period	$15,745	$9,218	$15,745	$9,218

At June 30, 2010 and December 31, 2009, impaired loans totaled $71,094,000 and $54,123,000, respectively. Specific reserves recorded totaled $2,377,000 on impaired loans totaling $9,873,000 at June 30, 2010 and specific reserves recorded totaled $4,045,000 on impaired loans totaling $20,146,000 at December 31, 2009. The remaining impaired loans did not require a specific reserve at June 30, 2010 or December 31, 2009. Interest recognized for cash payments received on impaired loans was $113,000 and $203,000 for the three and six months ended June 30, 2010, respectively. The amount of interest recognized for cash payments received was not significant for the same periods ended June 30, 2009. At June 30, 2010 and December 31, 2009, the Company had $424,000 committed to lend additional funds to borrowers whose loans were restructured.

At June 30, 2010 and December 31, 2009, nonaccrual loans totaled $66,839,000 and $51,075,000, respectively. Interest foregone on nonaccrual loans totaled $888,000 and $405,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,805,000 and $745,000 for the six months ended June 30, 2010 and 2009, respectively. There were no loans greater than ninety days past due still accruing interest at June 30, 2010 and December 31, 2009. Interest recognized for cash payments received on nonaccrual loans was not significant for the three and six months ended June 30, 2010 and 2009.

5. (LOSS) EARNINGS PER SHARE COMPUTATION

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period (6,545,610 and 6,542,212 shares for the three and six month periods ended June 30, 2010 and 6,527,737 and 6,542,539 shares for the three and six month periods ended June 30, 2009). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised using the treasury stock method. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period plus the dilutive effect of options.  As of June 30, 2010, 156,521 outstanding stock options were “out of the money” compared to 314,186 at June 30, 2009; that is, the option price was higher than the market price so these shares would not be used in the calculation of diluted earnings per share as they are considered antidilutive.  In addition, diluted earnings per share are not presented when a loss occurs because the conversion of potential common stock is anti-dilutive. Therefore, there was no dilutive effect of options and basic and dilutive earnings per share were the same for all periods presented.

6. COMPREHENSIVE LOSS

Comprehensive loss is reported in addition to net loss for all periods presented. Comprehensive loss is made up of net loss plus other comprehensive income or loss. The Company’s only source of comprehensive income or loss is changes in unrealized gains or losses, net of taxes, on available-for-sale securities, adjusted for the effect of realized gains or losses on available-for-sale securities, net of taxes. Comprehensive loss was $(605,000) and $(5,079,000) for the three and six month periods ended June 30, 2010 compared to comprehensive loss of $(2,514,000) and $(2,336,000) for the same periods in 2009, respectively.

7. STOCK - BASED COMPENSATION

The Company issues stock options under one stock-based compensation plan, the Community Valley Bancorp 2000 Stock Option Plan. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Under the Company’s 2000 stock option plan, 164,521 shares of common stock remain reserved for issuance to employees and directors. There are 274,322 additional shares available for future grants.

Stock option activity for the interim 2010 period is summarized below:

2010	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	311,751	$8.02	2.3 years	$—
Cancelled/Expired	(147,230)	$4.72
Outstanding at June 30	164,521	$10.59	3.7 years	$—
Options vested or expected to vest at June 30	161,231	$10.59	3.6 years	$—
Exercisable at June 30	156,521	$10.59	3.5 years	$—

8. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $78,067,000 and $110,890,000 and stand-by letters of credit of $4,545,000 and $4,387,000 at June 30, 2010 and December 31, 2009, respectively.

Of the loan commitments outstanding at June 30, 2010, $11,142,000 are real estate construction loan commitments that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

At June 30, 2010, the Company had $424,000, which is included in the outstanding commitments, committed to lend additional funds to borrowers whose loans were restructured.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to these stand-by letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2010 and December 31, 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

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

For the three years ended December 31, 2009, 2008 and 2007, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company’s deferred tax assets may not be realizable in the future. The cumulative pretax loss position was caused primarily by the significant amount of loan loss provision and other real estate expense taken in 2009. As a result of these losses and the losses recognized in the current quarter, a valuation allowance was recorded on substantially all of the Company’s net deferred tax assets at June 30, 2010 and December 31, 2009. Due to continued deteriorating market conditions, the Company has determined that there is not sufficient additional positive evidence to support the realization of its net deferred tax assets. However, a current tax receivable can be realized from the carryback of the 2010 projected net operating loss. Net operating loss carrybacks for the year ending December 31, 2010 are limited to the $3.9 million in taxes paid for the 2008 tax year net of $258,000 alternative minimum tax.

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

10.  NOTE PAYABLE AND OTHER BORROWING ARRANGEMENTS

The ESOP obtained financing through a $1,300,000 unsecured line of credit from another financial institution with the Company acting as the guarantor. The note has a variable interest rate, based on an independent index, and a maturity date of October 16, 2016. The interest rate was 5.75% at June 30, 2010. The balance on the line of credit totaled $1,046,000 and $1,122,000 at June 30, 2010 and December 31, 2009, respectively.

To meet unanticipated funding requirements, the Bank obtained a line of credit with the Federal Reserve Bank of San Francisco (FRB) in 2010, with a borrowing capacity of $9,971,000 at June 30, 2010. This line is collateralized by agriculture loans and commercial real estate loans with a carrying value of $22,360,000. There were no outstanding borrowings at June 30, 2010.

11. INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

Available for Sale

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$2,581	$112	$—	$2,693
Obligations of states and political subdivisions	1,358	99	—	1,457
	$3,939	$211	$—	$4,150

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$2,807	$131	$—	$2,938
Obligations of states and political subdivisions	1,358	81	—	1,439
	$4,165	$212	$—	$4,377

Net unrealized gains on available-for-sale investment securities totaling $211,000 and $212,000 were recorded, net of $84,000 and $85,000 in tax expenses, as accumulated other comprehensive income within shareholders’ equity for 2010 and 2009, respectively. There were no sales or transfers of available-for-sale investment securities for the periods ended June 30, 2010 and 2009.

The amortized cost and estimated fair value of held-to-maturity investment securities at June 30, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

Held to Maturity

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$174	$10	$—	$184

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$1,229	$14	$—	$1,243

There were no sales or transfers of held-to-maturity investment securities for the periods ended June 30, 2010 and 2009.

There were no investment securities with unrealized losses at June 30, 2010 and December 31, 2009.

Investment securities with amortized costs totaling $2,358,000 and $3,445,000 and fair values totaling $2,459,000 and $3,446,000 were pledged to secure public deposits and treasury, tax and loan accounts at June 30, 2010 and December 31, 2009, respectively.

12. FAIR VALUE MEASUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$12,034	$12,034	$12,119	$12,119
Excess balance agreement/Federal Reserve Bank	32,748	32,748	—	—
Federal funds sold	215	215	46,535	46,535
Interest-bearing deposits in banks	1,895	1,893	2,740	2,742
Loans held for sale	—	—	1,137	1,137
Investment securities	4,324	4,334	5,606	5,620
Loans	404,538	413,832	420,036	426,724
Other investments	947	947	985	985
Accrued interest receivable	1,689	1,689	2,380	2,380
Cash surrender value of Bank owned life insurance policies	11,713	11,713	11,680	11,680
Loan servicing assets	2,548	2,548	3,463	3,463

Financial liabilities:
Deposits	$470,315	$471,426	$498,163	$500,337
Note payable	1,046	1,046	1,122	1,122
Junior subordinated debentures	8,248	6,971	8,248	6,787
Accrued interest payable	560	560	346	346

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2010 and December 31, 2009:

Cash and cash equivalents: Cash and cash equivalents include cash and due from banks, Excess balance agreement with the Federal Reserve Bank and Federal funds sold where the carrying amount is estimated to be fair value.

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

Accrued interest payable:  The carrying value of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit: Commitments to extend credit are primarily for variable rate loans and standby letters of credit. The fair value of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2010 and December 31, 2009.

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	June 30, 2010
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$4,150	$—	$4,150	$—

	December 31, 2009
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$4,377	$—	$4,377	$—

Fair values for investment securities are based on quoted market prices for similar instruments in active markets.

Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	June 30, 2010				Total Losses
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Six Months Ended June 30, 2010
Impaired loans	$38,594	$—	$38,060	$534	$5,676
Other real estate	11,211	—	11,211	—	1,661
Total assets measured at fair value on a non-recurring basis	$49,805	$—	$49,271	$534	$7,337

	December 31, 2009				Total Losses
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Twelve Months Ended December 31, 2009
Impaired loans	$37,962	$—	$34,548	$3,414	$13,473
Other real estate	13,493	—	13,493	—	5,528
Total assets measured at fair value on a non-recurring basis	$51,455	$—	$48,041	$3,414	$19,001

Impaired Loans — Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $38,594,000 which included a specific reserve of $2,377,000.  At December 31, 2009, impaired loans carried at fair value had a carrying amount of $37,962,000, which included a specific reserve of $4,045,000. Impaired loans are measured at an observable market price, if available, or at the fair value of the loan’s collateral, if the loan is collateral dependent. The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, the Company classifies the fair value of the impaired loans as a nonrecurring valuation within level 2 of the valuation hierarchy.  When the Company measures impairment using anything but an observable market price or a current appraised value, such loans would be classified within level 3 of the valuation hierarchy.  The impact on income from impaired loans for the six months ending June 30, 2010 was $5,676,000.  These losses represent losses only for the loans identified as impaired and carried at fair value at June 30, 2010.

Other Real Estate— The fair value of other real estate is based primarily on the values obtained through current property appraisals which use observable data.

13.  RETIREMENT BENEFIT PLAN

Salary continuation plans had been previously established for sixteen current and former key executives of the Company. In addition, retirement plans had been established for members of the Board of Directors. Under these plans, the directors and executives, or designated beneficiaries, would receive monthly payments for five to twenty years after retirement or death. The estimated present value of these future benefits was being accrued over the period from the effective date of each plan until the participant’s expected retirement date. The expense recognized under these plans totaled $195,000 and $391,000 for the six month periods ended June 30, 2010 and 2009, respectively.

Effective June 29, 2010, thirteen of the executives and the entire Board of Directors signed agreements relinquishing rights to these salary continuation, deferred compensation and director retirement benefits.  Non-interest income of $6,333,000 was recognized as a result of the derecognition of the retirement benefit liability.

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $11,713,000 and $11,680,000 at June 30, 2010 and December 31, 2009, respectively.  These policies remain in effect with the Bank continuing as the beneficiary of the policies.

14.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. This standard, adopted by the Company on January 1, 2010, amends the derecognition accounting and disclosure guidance included in previously issued standards. This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810. This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale. This new accounting standard has specifically impacted how we account for the sale and transfer of the guaranteed portion of the Company’s Small Business Administration (“SBA”) loans. The terms of the sale of the government guaranteed portion of SBA loans require the Company to refund the premium to the purchaser if the SBA loan is repaid within 90 days of the transfer. Under the new accounting guidance, the obligation to refund the premium means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the 90-day period that the premium refund obligation exists. As a result, the transfer must be accounted for as a secured borrowing during the 90 period after the date of transfer. After the 90-day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a “participating interest,” the transfer of the guaranteed portion can be accounted for as a sale if all of the other conditions for sale accounting have been met.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166. This update, adopted by the Company on January 1, 2010, reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. This new accounting standard has specifically impacted how we account for transfers of the guaranteed portion of the Company’s Small Business Administration (“SBA”) loans. The terms of the sale of the government guaranteed portion of SBA loans require the Company to refund the premium to the purchaser if the SBA loan is repaid within 90 days of the transfer. Under the new accounting guidance, the obligation to refund the premium means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the 90-day period that the premium refund obligation exists. As a result, the transfer must be accounted for as a secured borrowing during the 90 period after the date of transfer. After the 90-day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a “participating interest,” the transfer of the guaranteed portion can be accounted for as a sale if all of the other conditions for sale accounting have been met.

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

Loan Modifications

In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COMMUNITY VALLEY BANCORP

The following is Community Valley Bancorp’s (the “Company’s”) management’s discussion and analysis of the significant changes in balance sheet accounts between June 30, 2010 and December 31, 2009 and income and expense accounts for the three and six month periods ended June 30, 2010 and 2009. The discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

•                  Complying with the banking laws and regulations on brokered deposits, and within 60 days of the date of the Order, submitting to the FDIC and DFI a written plan for eliminating its reliance on brokered deposits; and

•                  Within 30 days of the end of each quarter following the date of the Order, furnish written progress reports to the FDIC and DFI.

As of June 30, 2010, the Bank’s Tier 1 capital to average assets ratio was 3.6% and total risk-based capital ratio was 5.4%.

Effective July 23, 2010 the Company entered into a Formal Agreement (“Agreement”) with the Federal Reserve Bank of San Francisco (FRB) which supersedes the Memorandum of Understanding (MOU) that was entered into between the Company and the FRB in July 2009. The Agreement stipulates that the Company not declare or pay any dividends, make any payments of principal or interest on trust preferred securities, or make any other capital distributions without the prior written approval of the FRB; to not incur, increase or renew any existing debt or guarantee any debt without the prior written approval of the FRB; to comply with certain notice provisions in the case of any new director or senior executive officer; and to comply with any legal restrictions regarding indemnification and severance payments to institution-affiliated parties without written approval from the FRB and concurrence from the FDIC.

While management believes that progress has been made in addressing certain of the requirements set forth in the Consent Order and Formal Agreement, the Board of Directors and management are committed to putting the necessary resources and plans in place to become fully compliant within the timelines as set forth above. As stated by the Order, the Bank has complied with those items requiring immediate action including:

•                  Not paying cash dividends or making any other payment to its shareholders;

•                  With certain exceptions, not extending any additional credit to or for the benefit of any borrower who has a loan that has been charged off or classified;

•                  Not establishing any new branches or other offices of the Bank;

To further comply with the Order, the Bank has:

•                  Revised, adopted and implemented a comprehensive policy for determining the adequacy of the allowance for loan losses, and increasing and maintaining its allowance for loan losses to be compliant with such comprehensive policy;

•                  Developed and implemented a written plan addressing profits, expenses, and setting forth a comprehensive budget for 2010; and

•                  Submitted quarterly progress reports to the FDIC, DFI and FRB.

In addition, management is specifically focusing its efforts in the following areas:

•                  Increasing and strengthening our capital position. The Company has engaged Cappello Capital Corp. of Santa Monica, California to be its financial advisor in connection with its recapitalization. We intend to raise additional capital through a planned capital raise in the third and fourth quarter of 2010.

•                  Managing and improving asset quality. The economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. Management continues to work with borrowers on repayment strategies and loan collections. In addition, the Company is working with Cappello Capital Corp. to identify investors interested in purchasing our non performing assets.

•                  Decreasing concentrations in our loan portfolio. We have effectively limited any new commercial real estate lending and we are decreasing the existing level of these loans through the normal sale of the related real estate collateral by borrowers.

Regulatory Capital Guidelines

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. Regulations also include additional capital categories for all depository institutions under the regulatory framework for prompt corrective action which establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized.  For depository institutions that fail to meet these minimum capital requirements, certain mandatory, and possibly additional discretionary, actions by regulators are initiated that can have a direct material effect on the Bank. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Prompt Corrective Action

Under the Supervisory Prompt Correction Action Directive received from the FDIC on May 3, 2010, the Bank filed a capital restoration plan on May 28, 2010, and is subject to among other things, recapitalization of the Bank, refraining from accepting, renewing or rolling over any brokered deposit; restricting the interest rates that the Bank pays on deposits to comply with rate restrictions in certain FDIC Rules and Regulations; ensuring that average total assets during any calendar quarter do not exceed average total assets during the preceding calendar quarter; refraining from making any capital distributions or dividend payments to its parent or paying any bonuses or increased compensation to any director or officer of the Bank without prior written approval from the FDIC; retaining qualified senior executive officers; restrictions on access to the Federal Reserve’s discount window; and being prohibited from opening new branches and from relocating, selling or disposing of any existing branches without the approval of the FDIC.

Under the prompt corrective action guidelines, a depository institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.  The Bank’s total capital to risk-weighted assets ratio dropped below 6.0% as of June 30, 2010, therefore, the Bank is considered “significantly undercapitalized” for purposes of the prompt correction action regulations.

Certain minimum ratios under the provisions of the prompt corrective action guidelines and the actual capital ratios of the Company and the Bank at June 30, 2010, are set forth in the table below:

	Requirements for the Bank Under the Prompt Corrective Action Provisions to be:
	Well Capitalized	Adequately Capitalized	Under Capitalized	Significantly Under Capitalized	Bank	Company
Tier 1 leverage capital ratio	> 5.0%	> 4.0%	< 4.0%	< 3.0%	3.6%	1.9%
Tier 1 risk-based capital ratio	> 6.0%	> 4.0%	< 4.0%	< 3.0%	4.1%	2.1%
Total risk-based capital ratio	> 10.0%	> 8.0%	< 8.0%	< 6.0%	5.4%	5.4%

Under the Consent Order discussed above, the Bank is required to raise its Tier 1 leverage capital ratio to 10% and its total risk-based capital ratio to 13% which are significantly higher than the level for being categorized as “Well Capitalized.”

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond.  As of June 30, 2010, we estimate that to increase the Bank’s leverage ratio to 10%, we will need at least $32,850,000 of new Tier 1 capital. Additional losses in subsequent quarters will increase the capital needs necessary to meet the requirement. We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. As described above under “Consent Order,” “Regulatory Capital Guidelines” and “Prompt Corrective Action”, the Company and the Bank did not meet either the minimum regulatory capital requirements or the leverage ratio requirement of 10% outlined in the Consent Order signed May 11, 2010 which superseded the Memorandum of Understanding. As such, the Company is considered undercapitalized and the Bank has been categorized as significantly undercapitalized under the Prompt Corrective Action Directive received on May 3, 2010. The accompanying financial statements do not reflect the impact of the conditions included in the Consent Order and Prompt Corrective Action Directive discussed above. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital, improve asset quality and meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additional factors that are evaluated include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and non-accrual loans, criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the ASC 450 portion of the ALL based on the segmentation of its portfolio. The Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and supports its conclusions and rationale with written documentation. The primary method used in estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors, over a rolling twelve month period. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

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

Loan Sales and Servicing

The Company originates government guaranteed loans that may be sold in the secondary market.  The amount of gains recorded on sales of loans and the initial recording of servicing assets and interest only (I/O) strips is based on the estimated fair values of the respective components.  In recording the initial fair value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are based on management’s expectations of future prepayments and discount rates.  Servicing assets are amortized over the estimated life of the related loan.  I/O strips are not significant at June 30, 2010.  These prepayment and discount rates are based on current market conditions and historical performance of the various pools of serviced loans.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings.

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

Overview

The Company recorded a net loss of $(600,000) for the quarter ended June 30, 2010, which was a 76.0% decrease from the net loss of $(2,500,000) reported for the same period of 2009. Basic loss per share available to common shareholders for the second quarter of 2010 was $(0.09), compared to the $(0.38) recorded in the second quarter of 2009. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the second quarter of 2010 were (22.24)% and (0.47)%, respectively, as compared to (24.76)% and (1.68)%, respectively, for the same period in 2009. The primary reason for the decrease in net loss for the second quarter ended June 30, 2010 is the non-interest income recognized in connection with the derecognition of the liability for salary continuation, deferred compensation and director retirement benefits of $6,333,000 which was partially offset by a decrease in net interest income of $904,000 due to a lower net interest margin, increases in other real estate expenses and write-downs of $286,000, an increase to the provision for loan losses of $943,000, and a tax expense of $883,000. We experienced a compression of the net interest margin of 16 basis points as yields on earning assets decreased 72 basis points while rates paid on interest bearing liabilities decreased 67 basis points. The compression is a direct result of increased nonaccrual loans at June 30, 2010 compared to the same period in 2009.

The net loss for the six months ended June 30, 2010 was $(5,079,000) which was an increase of 111.63% from the net loss of $(2,400,000) reported for the same period of 2009. Basic loss per share available to common shareholders for the six months ended June 30, 2010 was $(0.78), compared to the $(0.37) recorded for the same period in 2009. The annualized return on average equity (ROAE) and annualized return on average assets (ROAA) for the six months ended June 30, 2010 were (40.55)% and (1.98)%, respectively, as compared to (11.94)% and (0.81)%, respectively, for the same period in 2009. The primary reasons for the increase in net loss for the six month period is due to the one time gain on the sale of the merchant processing portfolio of $2,640,000 in March of 2009, a decrease in net interest income of $1,651,000 from a compression of the net interest margin of 15 basis points from June 30, 2009, the provision for loan losses increased by $3,132,000 to $10,232,000 from $7,100,000 for the same period in 2009 and other real estate expenses and write-downs increased by $1,052,000 to $2,409,000 from $1,357,000.  This was partially mitigated by the derecognition of salary continuation, deferred compensation and director retirement benefit liability of $6,333,000 and a decrease in salaries and employee benefits of $766,000.

Total assets of the Company decreased by $38,919,000 or 7.2% from $538,462,000 at December 31, 2009 to $499,543,000 at June 30, 2010. Net loans decreased to $404,538,000, down $15,498,000 or 3.7% from December 31, 2009. Deposit balances at June 30, 2010 decreased to $470,315,000, down $27,848,000 or 5.6% from December 31, 2009.  Premises and equipment decreased to $4,546,000, down $725,000 or 13.8%. Other real estate decreased to $11,211,000, down $2,282,000 or 16.9% as a result of the Company’s diligent efforts to sell these properties.  Shareholders’ equity decreased to $10,781,000, down $5,171,000 from year end 2009.

Table One below provides a summary of the components of net loss for the periods indicated:

Table One:  Components of Net Loss

	Three months ended June 30,		Six months ended June 30,
(In thousands, except percentages)	2010	2009	2010	2009

Net interest income	$4,704	$5,608	$9,036	$10,687
Provision for loan losses	(4,943)	(4,000)	(10,232)	(7,100)
Non-interest income	7,557	2,670	9,465	7,497
Non-interest expense	(7,035)	(8,058)	(14,772)	(14,832)
Provision (benefit) for income taxes	883	(1,280)	(1,424)	(1,348)

Net loss	$(600)	$(2,500)	$(5,079)	$(2,400)

Average total assets (in millions)	$513.9	$597.2	$517.3	$595.7
Net loss (annualized) as a percentage of
average total assets	(0.47)%	(1.68)%	(1.98)%	(0.81)%

During these difficult economic times, management has been working diligently to improve asset quality, reduce the concentration in real estate construction and development loans, increase and preserve capital and liquidity, and reduce expenses. The Company has been adversely impacted by the continuing deterioration in the Northern California real estate markets. This has particularly impacted our construction lending, a substantial portion of which has included loans for the construction of tract projects and single family speculative residences, and loans to improve land. Our homebuilder borrowers are continuing to experience declining prices and longer sale periods for their completed homes and lots, resulting in slower repayments than originally projected. This situation has resulted in a significant amount of loan defaults within the construction and land development loan portfolio. Further real estate market declines have had additional adverse affects on the values of the properties collateralizing these loans and higher losses on sales of these properties could incur.

The Company successfully reduced real estate construction and development loans by $22,352,000 from June 30, 2009. In addition, the Company continues to reduce expenses with recommendations from employees, management, and the Board of Directors. In 2010, the Company will continue to freeze salaries for the second year, reduce employee benefits effective April 1, 2010, suspend directors fees effective March 1, 2010, along with additional reductions in operating expenses such as office supply costs, travel, advertising and promotion. Further, the Company has eliminated Saturday banking for several Offices. These Offices either had nominal customer transactions on Saturday or have another branch within a close proximity. This will allow for reduced branch costs while increasing productivity.

Management continues to proactively manage credit quality and continues to work with its borrowers in addressing work out strategies and loan collections.

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment. Attracting and retaining customer deposits remains our primary source of liquidity. The Bank will continue to participate in the FDIC voluntary Transaction Account Guarantee (“TAG”) program which is available through December 31, 2012. Under this program, noninterest bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage. The coverage under the TAG program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance protection.

Since December 31, 2008, the Company has been successful in its strategic plan to deleverage the balance sheet. Loans have decreased by $61,632,000 or 12.5% from December 31, 2008 to December 31, 2009 and continued to decrease by $12,810,000 or 3.0% from December 31, 2009 to June 30, 2010. Deposits have decreased by $28,322,000 or 5.37% from December 31, 2008 to December 31, 2009 and continued to decrease by $27,848,000 or 5.6% from December 31, 2009 to June 30, 2010.

As of June 30, 2010, the Company’s and the Bank’s total risk-based capital ratios were less than 6.0%, and therefore, the Bank was categorized as “significantly undercapitalized” under the federal prompt corrective action regulatory guidelines. In addition, the Bank’s Tier 1 leverage capital ratio of 3.6% remains less than the minimum of 10% required by the terms of the Consent Order described previously. The primary focus of the Company is to strengthen its capital position by dedicating substantial efforts to raising additional capital. The Company’s Capital Augmentation Committee is working vigorously with an investment banking firm to assist in raising capital. While considerable risks to the Company’s future financial performance exist, management believes the Company can effectively respond to these risks and carry on operations while it implements its strategic plan and pursues opportunities with respect to augmenting capital. If successfully implemented, the Company’s capital plan will address its near-term capital resources and liquidity

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest earning assets (loans, securities, federal funds sold and investments in time deposits) over the interest paid on deposits and borrowed funds.  Net interest margin is net interest income expressed as a percentage of average earning assets.

The Company’s net interest margin was 4.01% for the three month period ended June 30, 2010 and 3.83% for the six month period ending June 30, 2010 which decreased 16 basis points and 15 basis points, respectively, compared to 4.17% and 3.98% for the same periods in the prior year. Net interest income decreased $904,000 (16.12%) for the second quarter of 2010 compared to the same period in 2009.  Net interest income decreased $1,651,000 (15.44%) for the six months ended June 30, 2010 over the same period in 2009.The primary reason for this decrease was the compression of the net interest margin due to the increase in nonaccrual loans which was partially mitigated by decreased interest expense.

Table Two, Analysis of Net Interest Margin, sets forth the average daily balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities.  Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments. The net interest margin is also adversely impacted by the significant level of nonaccrual loans during the quarter ended June 30, 2010.

Table Three, Analysis of Volume and Rate changes on Net Interest Income, analyzes the changes in net interest income for the three and six month periods ended June 30, 2010 compared to the same periods ended June 30, 2009 that are reported in Table Two.  The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities between these periods.  The table explains what portion of the difference or variance in interest income or expense between these periods for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table Two shows that interest income from loans for the three months ended June 30, 2010 decreased by $1,742,000 from $7,363,000 at June 30, 2009 to $5,621,000.  The average balance of loans decreased from $480,272,000 to $424,306,000 and the interest rate earned decreased from 6.15% to 5.31%.  Table Three shows the $1,742,000 decrease in interest income from loans was actually the result of an $858,000 decrease in interest income from the lower balance of loans and a $884,000 decrease from the decrease in yields earned in the second quarter of 2010 compared to the same period in 2009. This decrease in yields was primarily due to both an increase in nonaccrual loan balances and interest rate adjustments related to restructured loans.

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

Table Two:  Analysis of Net Interest Margin

	2010			2009
Three Months Ended June 30,			Avg Yield			Avg Yield
(In thousands, except percentages)	Avg Balance	Interest	(5)	Avg Balance	Interest	(5)
Assets:
Earning assets
Loans (1)(2)	$424,306	$5,621	5.31%	$480,272	$7,363	6.15%
Taxable investment securities	2,912	27	3.72%	5,306	64	4.84%
Tax-exempt investment securities (3)	1,462	16	4.39%	1,397	16	4.59%
Federal funds sold/Excess balance agreement (FRB)	39,833	23	0.23%	50,069	23	0.18%
Interest bearing deposits in banks	2,318	10	1.73%	2,349	19	3.24%
Total earning assets	470,831	5,697	4.85%	539,393	7,485	5.57%
Cash and due from banks	17,120			14,071
Other assets	25,980			43,693
Average total assets	$513,931			$597,157

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$152,880	$128	0.34%	$151,949	$169	0.45%
Savings	112,176	147	0.53%	107,874	239	0.89%
Time deposits	148,412	545	1.47%	195,283	1,245	2.56%
Other borrowings	9,327	173	7.44%	13,380	224	6.71%
Total interest bearing liabilities	422,796	993	0.94%	468,486	1,877	1.61%
Demand deposits	68,673			74,011
Other liabilities	11,022			14,157
Total liabilities	502,491			556,654
Shareholders’ equity	11,440			40,503
Average liabilities and equity	$513,931			$597,157

Net interest income & margin (4)		$4,704	4.01%		$5,608	4.17%

(1) Loan interest includes loan fees of $290,000 and $347,000 during the quarters ended June 30, 2010 and June 30, 2009, respectively.

(2)  Average non-accrual loan balances of $58.75 million and $22.09 million for the three months ended June 30, 2010 and June 30, 2009, respectively, are included in total average loans for purposes of calculating average earning assets. Average interest foregone on non-accrual loans totaled $815,000 and $320,000, respectively. Refer to Revenue Recognition under Critical Accounting Policies.

(3) Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(4) Net interest margin is computed by dividing net interest income by total average earning assets.

(5) Average yield is calculated based on actual days in quarter (91 for June 30, 2010 and June 30, 2009) and annualized to actual days in year (365 for 2010 and 2009).

	2010			2009
Six months ended June 30,			Avg Yield			Avg Yield
(In thousands, except percentages)	Avg Balance	Interest	(5)	Avg Balance	Interest	(5)
Assets
Earning assets:
Loans (1)(2)	$425,916	$11,102	5.26%	$484,880	$14,410	5.99%
Taxable investment securities	2,980	57	3.86%	5,417	119	4.43%
Tax-exempt investment securities (3)	1,451	32	4.45%	1,383	32	4.67%
Federal funds sold/Excess balance agreement (FRB)	42,506	50	0.24%	47,830	51	0.22%
Interest bearing deposits in banks	2,479	22	1.79%	2,369	43	3.66%
Total earning assets	475,333	11,263	4.78%	541,879	14,655	5.45%
Cash and due from banks	15,001			15,294
Other assets	26,927			38,545
Average total assets	$517,260			$595,718

Liabilities & Shareholders’ Equity
Interest bearing liabilities:
NOW & MMDA	$152,972	$251	0.33%	$152,007	$374	0.50%
Savings	113,453	310	0.55%	108,019	535	1.00%
Time deposits	150,042	1,177	1.58%	195,642	2,614	2.69%
Other borrowings	9,327	489	10.57%	13,373	445	6.71%
Total interest bearing liabilities	425,794	2,227	1.05%	469,041	3,968	1.71%
Demand deposits	70,411			73,867
Other liabilities	7,919			12,291
Total liabilities	504,124			555,199
Shareholders’ equity	13,137			40,519
Average liabilities and equity	$517,260			$595,718

Net interest income & margin (4)		$9,036	3.83%		$10,687	3.98%

(1) Loan interest includes loan fees of $510,000 and $618,000 during the six months ended June 30, 2010 and June 30, 2009, respectively.

(2)  Average non-accrual loan balances of $59.77 million and $20.83 million for the six months ended June 30, 2010 and June 30, 2009, respectively, are included in total average loans for purposes of calculating average earning assets. Average interest foregone on non-accrual loans totaled $1,623,000 and $586,000, respectively. Refer to Revenue Recognition under Critical Accounting Policies.

(3) Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that are exempt from federal income taxes.

(4) Net interest margin is computed by dividing net interest income by total average earning assets.

(5) Average yield is calculated based on actual days in period (181 for June 30, 2010 and June 30, 2009) and annualized to actual days in year (365 for 2010 and 2009).

Table Three sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates and increased levels of nonaccrual loans.  On a quarter over quarter basis for the period ended June 30, 2010, net interest income has decreased $904,000 from the same time period in 2009.  Interest income from earning assets has decreased by $1,788,000. Changes in the volume of earning assets, primarily loans, have resulted in a decrease in interest income of $891,000 while interest income has decreased by $897,000 from changes in rates and increased levels of nonaccrual loans.  Interest expense for the second quarter of 2010 was $884,000 less than the same period in 2009.  Decreases in the volume of interest bearing liabilities have resulted in a decrease of interest expense of $356,000.  Decreases in average rates paid on all deposit products have resulted in an interest expense decrease of $528,000.

On a year to date basis through June 30, 2010, net interest income has decreased $1,651,000 from the total through June 30, 2009.  Interest income from earning assets has decreased by $3,392,000. Changes in the volume of earning assets, primarily loans, have resulted in a decrease in interest income of $1,807,000 while interest income has decreased by $1,585,000 from changes in rates and increased levels of nonaccrual loans.  Interest expense for the second quarter of 2010 was $1,741,000 less than the same period in 2009.  Decreases in the volume of interest bearing liabilities have resulted in a decrease of interest expense of $715,000.  Decreases in average rates paid on all deposit products have resulted in an interest expense decrease of $1,026,000

The average balances of interest bearing liabilities of $422,796,000 were $45,690 (9.75%) less in the second quarter of 2010 versus the same quarter in 2009.  As interest bearing liability balances decreased, rates paid on these liabilities also decreased by 67 basis points on a quarter over quarter basis.  As a result of both the decrease in interest rates and the volume and mix of interest bearing liabilities, interest expense was $884,000 (47.10%) lower in the second quarter of 2010 versus the same period in 2009. The average balances of interest bearing liabilities were $43,247,000 less in the six month period ended June 30, 2010 versus the same period in 2009. Rates paid on interest bearing liabilities decreased 66 basis points compared to the six month period ended June 30, 2009.

As a result of the above, the Company’s net interest margin declined 16 basis points to 4.01% for the three months ended June 30, 2010 from 4.17% for the same period in the prior year. For the six month period ended June 30, 2010, the net interest margin declined 15 basis points to 3.83% compared to 3.98% for the same period in the prior year.  The impact of nonaccrual loans on the net interest margin was 57 and 56 basis points for the quarter and six months ended June 30, 2010 and 18 and 16 basis points for the quarter and six months ended June 30, 2009).

Table Three:  Analysis of Volume and Rate Changes on Net Interest Income and Expenses

Three Months Ended June 30, 2010 over 2009
(In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$(858)	$(884)	$(1,742)
Taxable investment securities	(29)	(8)	(37)
Tax exempt investment securities (1)	1	(1)	—
Federal funds sold	(5)	5	—
Interest bearing deposits in banks	—	(9)	(9)
Total	(891)	(897)	(1,788)

Interest-bearing liabilities:
NOW and MMDA deposits	1	(42)	(41)
Savings deposits	10	(102)	(92)
Time deposits	(299)	(401)	(700)
Other borrowings	(68)	17	(51)
Total	(356)	(528)	(884)
Interest differential	$(535)	$(369)	$(904)

Six Months Ended June 30, 2010 over 2009
(In thousands)	Volume	Rate (2)	Net Change
Increase (decrease) due to change in:
Interest-earning assets:
Net loans	$(1,751)	$(1,557)	$(3,308)
Taxable investment securities	(54)	(8)	(62)
Tax exempt investment securities (1)	2	(2)	—
Federal funds sold	(6)	5	(1)
Interest bearing deposits in banks	2	(23)	(21)
Total	(1,807)	(1,585)	(3,392)

Interest-bearing liabilities:
NOW and MMDA deposits	2	(125)	(123)
Savings deposits	27	(252)	(225)
Time deposits	(609)	(828)	(1,437)
Other borrowings	(135)	179	44
Total	(715)	(1,026)	(1,741)
Interest differential	$(1,092)	$(559)	$(1,651)

(1) Does not include taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes.

(2) The rate/volume variance has been included in the rate variance.

Non-interest Income

Table Four below provides a summary of the components of non-interest income for the periods indicated:

Table Four:  Components of Non-interest Income

	Three months ended June 30,		Change
	2010	2009	$	%
	(In thousands)
Service charges on deposit accounts	$879	$982	$(103)	(10.49)%
Loan servicing fees	142	122	20	16.39%
Fees - alternative investment sales	100	145	(45)	(31.03)%
Merchant fee income	24	—	24	100.00%
Transfer of mortgage servicing rights	(604)	—	(604)	100.00%
Gain on the sale of loans	17	769	(752)	(97.79)%
Retirement benefit derecognition	6,333	—	6,333	100.00%
Other	666	652	14	2.15%
Total non-interest income	$7,557	$2,670	$4,887	179.23%

	Six months ended June 30,		Change
	2010	2009	$	%
	(In thousands)
Sale of merchant processing portfolio	$—	$2,640	$(2,640)	(100.00)%
Loss on sale of investment security	—	(172)	172	(100.00)%
Service charges on deposit accounts	1,650	1,898	(248)	(13.07)%
Loan servicing fees	250	262	(12)	(4.58)%
Fees - alternative investment sales	240	254	(14)	(5.51)%
Merchant fee income	24	86	(62)	(72.09)%
Transfer of mortgage servicing rights	(604)	—	(604)	100.00%
Gain on the sale of loans	163	1,272	(1,109)	(87.19)%
Retirement benefit derecognition	6,333	—	6,333	100.00%
Other	1,409	1,257	152	12.09%
Total non-interest income	$9,465	$7,497	$1,968	(170.34)%

The primary reason for the increase in non-interest income for the three months ended June 30, 2010 is the one time derecognition of the liability for salary continuation, deferred compensation and director retirement benefits of $6,333,000. Non- interest income decreased $1,446,000 from the three months ended June 30, 2009 excluding the one time derecognition of the liability for these retirement benefits. The decrease is derived from a reduction of gain on the sale of loans due to fewer loans being originated to sell during this period by our government lending division, the loss on the transfer of mortgage servicing rights, and the decrease in service charges on deposit accounts as consumers are managing their accounts more efficiently in order to avoid service charges and fees.

The primary reason for the increase in non-interest income for the six months ended June 30, 2010 is consistent with the discussion above for the second quarter which was partially offset by the sale of the merchant processing portfolio of $2,640,000 in March 2009.

Non-interest Expense

Table Five below provides a summary of the components of non-interest expense for the periods indicated:

Table Five:  Components of Non-interest Expense

	Three months ended June 30,		Change
	2010	2009	$	%
	(In thousands)
Salaries and employee benefits	$2,805	$3,165	$(360)	(11.37)%
Occupancy	634	681	(47)	(6.90)%
Furniture and equipment	428	639	(211)	(33.02)%
Loss on disposal of Bank premises and equipment	(1)	—	(1)	100.00%
Professional fees	579	355	224	63.10%
Telephone and postage	152	179	(27)	(15.08)%
Stationery and supply costs	114	134	(20)	(14.93)%
Director fees and retirement	6	64	(58)	(90.63)%
Advertising and promotion	250	289	(39)	(13.49)%
FDIC assessments	761	955	(194)	(20.31)%
Other real estate expense	1,019	733	286	39.02%
Other	288	864	(576)	(66.67)%
Total non-interest expense	$7,035	$8,058	$(1,023)	(70.29)%

	Six months ended June 30,		Change
	2010	2009	$	%
	(In thousands)
Salaries and employee benefits	$5,798	$6,564	$(766)	(11.67)%
Occupancy	1,331	1,386	(55)	(3.97)%
Furniture and equipment	914	1,288	(374)	(29.04)%
Loss on disposal of Bank premises and equipment	305	—	305	100.00%
Professional fees	946	672	274	40.77%
Telephone and postage	325	356	(31)	(8.71)%
Stationery and supply costs	236	273	(37)	(13.55)%
Director fees and retirement	87	169	(82)	(48.52)%
Advertising and promotion	514	623	(109)	(17.50)%
FDIC assessments	1,105	1,048	57	5.44%
Other real estate expense	2,409	1,357	1,052	77.52%
Other	802	1,096	(294)	(26.82)%
Total non-interest expense	$14,772	$14,832	$(60)	63.96%

The primary reasons for the decrease in non-interest expense for the three and six month periods ending June 30, 2010 and 2009 are the reduction in salaries and employee benefits largely due to lower full time equivalent employees, salary freezes, and reduced employee benefits. In addition, decreased expenses for furniture and equipment, the suspension of director fees, and telephone and stationery expenses are a direct result of the efforts of directors, management and employees to reduce costs. This was partially offset by the increase in other real estate expenses and write-downs, the loss on the disposal of Bank premises and equipment which was due to the closing of the Churn Creek, Redding Office when it was consolidated with the Hilltop, Redding Office, and the increase in professional fees due to problem loan workouts, property foreclosures, and fees paid relating to the recapitalization of the Company.

Provision for Loan Losses

The Company provided $4,943,000 for loan losses in the second quarter of 2010 compared to $4,000,000 in the second quarter of 2009.  Net loan charge-offs for the second quarter of 2010 and 2009 were $4,177,000 and $3,511,000, respectively. For the first six months of 2010 the Company recorded provisions for loan losses of $10,232,000 which compared to $7,100,000 for the first six months of 2009. Net loan charge-offs for the six months ended June 30, 2010 and 2009 were $7,462,000 and $5,792,000, respectively. Management assesses its loan quality on a monthly basis to maintain an adequate allowance for loan losses.  The Company’s loan portfolio composition, non-performing assets and allowance for loan losses are further discussed under the Balance Sheet Analysis section below.

Income Taxes

Income tax for the second quarter and first six months of 2010 was a tax provision of $883,000 and a tax benefit of $1,424,000 as compared to benefits for income taxes of $1,280,000 and 1,348,000 for the same periods in 2009.  The effective tax rate for federal income taxes was 312.0% for the three months ended June 30, 2010 and an effective benefit rate of 21.9% for the six month period ended June 30, 2010 compared to effective benefit rates of 33.9% and 36.0% for the same periods in 2009. The difference in the 2010 effective tax rate compared to the statutory tax rate (approximately 41.0%) is primarily the result of the Company’s net loss position and the full valuation allowance on deferred tax assets. The tax benefit is limited to the $3.9 million net operating loss carryback related to taxes paid for the 2008 tax year net of $258,000 alternative minimum tax.   In 2009, the difference in the effective tax rate compared to the statutory rate was primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company received special tax benefits from the State of California Franchise Tax board for operating and providing loans in designated ‘Enterprise Zones’.

For the three years ended December 31, 2009, 2008 and 2007, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize the Company’s deferred tax assets in the future. The cumulative pretax loss position was caused primarily by the significant amount of loan loss provision and other real estate expense taken in 2009. As a result of these losses and the losses year to date, a valuation allowance was recorded at June 30, 2010 and December 31, 2009. Due to continued deteriorating market conditions, the Company has determined that there is not sufficient additional positive evidence to support the realization of its net deferred tax assets. However, a current tax receivable can be realized from the carryback of a portion of the 2010 projected net operating loss. Net operating loss carrybacks for the year ending December 31, 2010 are limited to the $3.9 million in taxes paid for the 2008 tax year net of $258,000 alternative minimum tax.

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

Balance Sheet Analysis

The Company’s total assets were $499,543,000 at June 30, 2010, down $38,919,000 (7.23%) from $538,462,000 at December 31, 2009.  On a year over year basis, the average balance of total assets for the six months ended June 30, 2010 was $517,260,000, which represents a decrease of $78,458,000 (13.17%) from $595,718,000 during the six months ended June 30, 2009.

Loans

The Company concentrates its lending activities in the following areas: 1) commercial; 2) real estate mortgage; 3) residential real estate and real estate construction (both commercial and residential); 4) agriculture; and 5) consumer loans.  Commercial and residential real estate loans are generally secured by improved property, with original maturities of 3-10 years.

Loan balances have declined in the current quarter mainly in real estate construction. Reductions in real estate construction loans have been the result of repayments, foreclosures and reclassification to other real estate (ORE).  Decreases in loan balances from December 31, 2009 consist of real estate construction loans of $7,486,000 or 32.56%, real estate mortgage of $3,279,000 or 1.43%, commercial loans of $1,639,000 or 2.03%, and consumer loans of $1,385,000 or 2.22%. The reduction of real estate construction loans is consistent with the plan to reduce our dependency on real estate related lending and further diversify the loan portfolio to mitigate risk. Table Six below summarizes the composition of the loan portfolio as of June 30, 2010 and December 31, 2009.

Table Six: Loan Portfolio Composition

(In thousands)	June 30, 2010	% of Total Loans	December 31, 2009	% of Total Loans
Commercial	$79,119	18.82%	$80,758	18.64%
Real estate:
Mortgage	225,399	53.62%	228,678	52.79%
Construction	15,504	3.69%	22,990	5.31%
Agriculture	39,422	9.38%	38,444	8.87%
Consumer	60,939	14.50%	62,324	14.39%
Total loans	420,384		433,194
Allowance for loan losses	(15,745)		(12,975)
Deferred loan fees, net	(101)		(183)
Total net loans	$404,538		$420,036

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

At June 30, 2010, agriculture loans and commercial real estate loans with principal balances totaling $22,360,000 were pledged as collateral to the Federal Reserve Bank of San Francisco (FRB). The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB. The Bank pledges loans as collateral for the Bank’s borrowings in accordance with the Bank’s agreement with the FRB.

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

In management’s judgment, a concentration exists in loans secured by real estate, which represented approximately 57.3% of the Company’s loan portfolio at June 30, 2010, which has decreased slightly from the 58.1% concentration level at December 31, 2009.  Management believes the concentration has more than the normal risk of collectability due to the substantial decline in the economy in general and the continuing decline in real estate values in the Company’s primary market areas. As the Company has been impacted by the slowdown in the economy, we have increased the provision for loan losses which has adversely affected the Company’s future prospects, results of operations, profitability and stock price.  Management believes that its lending policies and underwriting standards follow strict regulatory guidelines; however, there is no assurance that losses will not continue to occur under the current economic circumstances.  The Company’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company’s service area and originating a significant majority of its loans within that area, (2) maintaining a thorough understanding of borrowers’ knowledge, capacity, and market position in their field of expertise, (3) basing real estate loan approvals not only on market demand for the project, but also on the borrowers’ capacity to support the project financially in the event it does not perform to expectations (whether sale or income performance), and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s lending officers.  Although the lending officers followed these strict conservative underwriting standards at loan origination, the downturn in the current economy, with the rising unemployment rate and the decline in real estate values, has had an impact on the ability of some of our borrowers to service their debt.   The Company does not participate in any sub-prime lending activities nor is it exposed to sub-prime lending in its investment portfolio.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection.  Loans are charged off when, in the opinion of management, collection appears unlikely.

Table Seven below sets forth nonaccrual loans as of June 30, 2010 and December 31, 2009.   There were no loans past due 90 days or more and still accruing interest at June 30, 2010 or December 31, 2009.

Table Seven:  Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets:

Non-performing Assets

(in thousands)

	June 30, 2010	December 31, 2009
Nonaccrual Loans:
Commercial	$11,195	$2,218
Real estate	53,034	48,778
Consumer and other	2,610	79
SUBTOTAL	66,839	51,075

Other Real Estate (ORE)	11,211	13,493
Total non-performing Assets	$78,050	$64,568
Restructured Loans (1)	$29,798	$22,593

(1) $24,022 and $15,870 of the restructured loans are on nonaccrual and are included in the nonaccrual loans above at June 30, 2010 and December 31, 2009, respectively.

Non-performing loans (defined as non-accrual loans and loans 90 days or more past due and still accruing interest) totaled $66,839,000 at June 30, 2010, an increase of $15,764,000 from $51,075,000 at December 31, 2009 primarily as a result of increasing problem loans in the Company’s real estate/development portfolio and commercial loan portfolios.  The large increase in problem loans is due to declining property values, the slow down in the sale of lots held as collateral, and the borrowers’ inability to pay as agreed. Specific reserves on the non-performing loans of $1,830,000 have been recorded at June 30, 2010 compared to $4,045,000 at December 31, 2009.  Nonperforming loans as a percentage of total loans were 16.52% at June 30, 2010 compared to 12.16% at December 31, 2009.

Non-performing assets, (non-performing loans and ORE) totaled $78,050,000 at June 30, 2010, an increase of $13,482,000 from $64,568,000 at December 31, 2009.  Non-performing assets as a percentage of total assets were 15.62% at June 30, 2010 compared to 12.0% at December 31, 2009.

Total non-performing assets consist of 121 loans for a total of $66,839,000 classified as impaired and on non-accrual and thirty-nine properties for a total of $11,211,000 classified as other real estate (ORE) at June 30, 2010 compared to total ORE of $13,493,000 at December 31, 2009.  Other than the loans included as non-performing assets at June 30, 2010, the Company has not identified any potential problem loans that would result in any loan being included as a non-performing asset at the current date.

Set forth below is a table of our significant non-performing assets:

Significant Non-Performing Loans:

(in thousands)

		Loan Balance		Apprasial	Nonaccrual	Appraised	Specific Reserve
Loan	Type	12/31/2009	6/30/2010	Date	Date	Value	12/31/2009	6/30/2010	Chargeoffs	Current Collateral
1	Commerical RE	$4,326	$4,266	Apr-10	Jan-09	$3,900	$43	$—	$212	28 Cottages
2	Development	3,839	3,642	May-10	Dec-09	2,592	1,400	—	—	21 finished lots & 29 paper lots
3	Development	1,977	1,662	Jun-10	Dec-09	1,820	—	—	794	14.88 acres of land
4 & 5	Development	6,601	6,249	Apr-10	Jun-09	10,380	—	—	1,234	148 finished lots, a 24.95 acre parcel and a 5 acre parcel
6	Development	2,239	2,229	Sep-09	Dec-09	4,000	—	—	—	Golf course
7 & 8	Commerical RE	1,902	1,787	Apr-10	Dec-09	8,142	—	—	—	Hotel/inn
9	Development	2,471	2,413	Apr-10	Dec-09	2,545	—	—	929	250 acres of land
10	Commerical RE	1,598	1,577	Mar-10	Dec-09	2,980	—	—	—	67,600 sq.ft. industrial office/warehouse building
11 & 12	Development	2,250	2,092	Jun-10	Dec-09	2,250	151	—	1,514	31 finished lots & 2 completed homes
13	Development	2,451	1,593	Apr-10	Dec-09	1,540	637	—	—	12 lot subdivision
14	Development	4,429	4,226	Jul-10	Jun-10	5,180	—	—	—	Office/Condo
15	Development	2,280	2,280	Sep-09	Jun-10	1,560	450	989	—	32 lot subdivision
16	Commerical RE	3,593	2,583	Mar-10	Jun-10	2,700	—	—	991	Gas Station
		$39,956	$36,599				$2,681	$989	$5,674

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

The remainder of the non-performing loans consists primarily of forty-two impaired lot loans that total $13,490,000, fourteen impaired single family home loans that total $4,981,000, fifteen commercial real estate loans that total $7,115,000, fifteen commercial/industrial loans that total $2,837,000, seventeen single family home loans secured with 2nd deeds of trust for $1,788,000, and two consumer loans that total $29,000. These loans are to borrowers who are located throughout Northern California from the Sacramento area to Redding.  After appropriate write downs, the current appraised values provide the Company with adequate margins in most cases; however, the Bank has allocated a specific reserve that totals an additional $841,000 on these loans.

Other Real Estate

The largest of our ORE at June 30, 2010 is a commercial real estate property for the construction of 50,396 sq. feet of industrial condos in Shingle Springs, California carried at $2,608,000.  The property was transferred to ORE on December 24, 2009. To identify the Company’s potential loss exposure and properly value the collateral support provided by the property, an updated appraisal was received on December 1, 2009 and showed a value of $3,005,000.  The Company charged off an additional $96,000 to ORE expense on March 30, 2010.  The property is currently in escrow for $2,700,000 and is scheduled to close in August 2010.

Another significant ORE at June 30, 2010 is a 23,646 sq. ft. multi-tenant retail building located in Northern California carried at $945,000. The building is two years old with no infill and cold shell completed.  This loan was transferred to ORE in April 2010.  In January 2010, a new appraisal valued the property at $1,070,000.

The remainder of other real estate includes twenty-three land lots that have a current value of $4,254,000, nine single family residences at a combined balance of $1,963,000, and five commercial real estate properties that total $1,441,000.  These amounts included in ORE are supported by current appraisals received by the Company, all within the past 12 months. When loans are placed into ORE, the Company determines the fair market value less the estimated selling costs.  The shortfalls are charged to the allowance for loan losses at the time of transfer.  Properties placed in ORE are reviewed continuously and the Company will reappraise the property if it is deemed necessary.  At a minimum, properties are appraised at least annually.  If values have dropped, the Company will establish a valuation allowance for the ORE through a separate provision for losses on ORE.

Restructured Loans

(in thousands)

	June 30, 2010			December 31, 2009
	Accrual	Non Accrual	Unfunded	Accrual	Non Accrual	Unfunded
Agricultural	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	—	—
Real Estate
Secured by Commercial/Professional Office	—	5,250	—	—	4,386	—
Properties Including Construction and Development	5,776	17,393	424	6,723	10,147	424
Secured by Residential Properties	—	936	—	—	835	—
Secured by Farmland	—	—	—	—	—	—
Consumer Loans	—	443	—	—	502	—

Total Restructured Loans	$5,776	$24,022	$424	$6,723	$15,870	$424

Restructured loans as % of total gross loans	7.09%			5.20%

Restructured loans totaled $29,798,000 at June 30, 2010, an increase of $7,205,000 from the total at December 31, 2009.  The significant increase at June 30, 2010 was due to rate reductions granted for two additional borrowers with construction and development loans. A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be a troubled debt restructure when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. If the restructured terms are reasonable based on the current market and the borrower has made their payments as contractually required for six months, the loan is reviewed and interest may again be accrued. No additional funds were lent to the borrowers of the restructured loans.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.

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

Our methodology is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The FDIC and the DFI review the allowance for loan losses as an integral part of the examination process.  Management believes that our current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of June 30, 2010 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

The Board of Directors of the Bank reviews the adequacy of the allowance for loan losses at least quarterly to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.  The allowance for loan losses totaled $15,745,000 or 3.75% of total loans at June 30, 2010 and $12,975,000 or 3.00% at December 31, 2009.  Net charge-offs for the quarter ended June 30, 2010 were $4,177,000. The Company has a separate reserve for unfunded loan commitments of $104,000 as of June 30, 2010 and $244,000 as of December 31, 2009 that is included in other liabilities on the balance sheet.

Table Eight below summarizes, for the periods indicated, the activity in the allowance for loan losses.

Table Eight: Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for percentages)	2010	2009	2010	2009

Average loans outstanding	$424,306	$480,272	$424,306	$484,880

Allowance for possible loan losses at beginning of period	$14,979	$8,729	$12,975	$7,910

Loans charged off:
Commercial	(384)	(317)	(730)	(402)
Real estate	(2,798)	(3,014)	(5,533)	(4,864)
Consumer	(1,010)	(181)	(1,459)	(528)
Total	(4,192)	(3,512)	(7,722)	(5,794)
Recoveries of loans previously charged off:
Commercial	7	1	120	1
Real estate	—	—	67	—
Consumer	8	—	73	1
Total	15	1	260	2
Net loan charge offs	(4,177)	(3,511)	(7,462)	(5,792)

Additions to allowance charged to operating expenses	4,943	4,000	10,232	7,100

Allowance for loan losses at end of period	$15,745	$9,218	$15,745	$9,218

Ratio of net charge-offs to average loans outstanding	0.99%	0.73%	1.82%	1.19%
Provision for possible loan losses to average loans outstanding	1.16%	0.83%	2.41%	1.46%
Allowance for loan losses to loans net of deferred fees at end of period	3.75%	1.95%	3.75%	1.95%

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

Deposits

At June 30, 2010, total deposits were $470,315,000 representing a decrease of $27,848,000 (5.6%) over the December 31, 2009 balance of $498,163,000. We have experienced a decrease in the level of our non-interest bearing demand deposits in the first six months of 2010, down $10,056,000. Interest bearing checking and money market accounts decreased $5,697,000 to $147,511,000 and certificate of deposit balances decreased by $12,617,000 to $145,434,000 during the first six months of 2010. Savings accounts increased $729,000 to $110,010,000 from December 31, 2009. Brokered deposits totaled $1,105,000 and $17,633,000 at June 30, 2010 and December 31, 2009, respectively. The decrease in deposits is consistent with the Company’s strategic plan to shrink the balance sheet and continue to decrease the cost of funds by reducing certificate of deposits.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000.  In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program. Under that program, through December 31, 2012, all noninterest-bearing transaction accounts and qualifying NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Participating institutions are currently assessed a 10 basis point surcharge on the additional insured deposits.

Capital Resources

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Accordingly, the regulators have required the Bank to increase its Tier 1 to average assets capital ratio to equal or exceed 10% and its risk based capital ratio to 13% under the Consent Order.   The Company and the Bank are considered to be significantly undercapitalized at June 30, 2010 under these regulatory guidelines.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  At June 30, 2010, the Bank is considered significantly undercapitalized under the prompt corrective capital regulations and, as required, filed a capital restoration plan on May 28, 2010 and is automatically subject to among other things, restrictions on dividends, restrictions on access to the Federal Reserve’s discount window, restrictions on asset growth, and being prohibited from opening new branches, or engaging in new lines of business without the approval of the FDIC.

In an effort to strengthen the Company’s operations and capital position and enable it to better withstand these continued adverse market conditions, the Capital Augmentation Committee has been working diligently to raise additional capital and identify additional capital sources and alternatives inclusive of a strategic combination.

At June 30, 2010, shareholders’ equity was $10,781,000 representing a decrease of $5,171,000 over the December 31, 2009 balance of $15,952,000.

Table Nine below lists the Company’s and the Bank’s capital ratios at June 30, 2010 and December 31, 2009, as well as the minimum ratios required under regulatory definitions of capital adequacy and requirements for the Bank included in the Consent Order.

Table Nine: Capital Ratios

Capital to Risk-Adjusted Assets	At June 30, 2010	At December 31, 2009	Minimum Regulatory Requirement	Required Under the Consent Order

Company
Leverage ratio	1.9%	3.0%	4.0%

Tier 1 Risk-Based Capital ratio	2.1%	3.5%	4.0%

Total Risk-Based Capital ratio	5.4%	6.2%	8.0%

Bank
Leverage ratio	3.6%	4.0%	4.0%	10.0%

Tier 1 Risk-Based Capital ratio	4.1%	4.4%	4.0%	0.0%

Total Risk-Based Capital ratio	5.4%	5.7%	8.0%	13.0%

Management is currently adjusting its capital plan in order to conform to these requirements through restructuring of the balance sheet and the addition of new capital in the form of common stock.  The Company has engaged Cappello Capital Corp. of Santa Monica, California to be its financial advisor in connection with its recapitalization and the sale of non performing assets. In addition, an amendment to the Company bylaws to allow issuance of preferred stock was approved by the shareholders at the annual meeting that was held June 4, 2009. If the Company is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Order or the FRB Agreement. As a result the Federal Reserve, the FDIC and/or the DFI may take further enforcement or other actions. This might include a revocation of our bank’s charter and the placement of the Bank into receivership. The Company is considering various transactions that might enhance its capital position and believes the capital plan will address its near-term capital resources and liquidity needs.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared monthly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against eitht interest rate scenarios.  These scenarios include a 100, 200, 300 and 400 basis point rising rate forecast, a flat rate forecast and a 100, 200 and 300 basis point falling rate forecast which take place within a one year time frame.

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

Table Ten:  Interest Rate Risk Simulation of Net Interest as of June 30, 2010 and December 31, 2009

(In thousands)	$ Change in NII from Current 12 Month Horizon June 30, 2010	$ Change in NII from Current 12 Month Horizon December 31, 2009
Variation from a constant rate scenario
+200bp	$203	$965
- 200bp	$(458)	$(36)

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

At the request of our regulators, daily liquidity reports are prepared by management and submitted to the regulators for their review. These reports are in addition to our regular monthly reports reviewed by the Asset/Liability Committee. These reports measure liquidity by 1) historical point in time ratios; 2) current position as of that day; and 3) projected cash flow analysis.

The Company’s sources of liquidity consist of cash and due from correspondent banks, excess balance agreement with the FRB, unpledged marketable investments and loans held for sale.  On June 30, 2010, consolidated liquid assets totaled $46,577,000 or 9.2% of total assets compared to $58,654,000 or 10.9% of total assets on December 31, 2009.  In addition to liquid assets, the Bank has a line of credit with the Discount Window at the Federal Reserve Bank of San Francisco, on which the borrowing capacity at June 30, 2010 was $9,971,000.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases.  These commitments do not significantly impact operating results. As of June 30, 2010 and December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.   Commitments to fund loans and stand-by letters of credit at June 30, 2010 and December 31, 2009 were approximately $82,612,000 and $115,277,000, respectively.  Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.  As a percentage of net loans, these off-balance sheet items represent 20.3% and 27.4%, respectively. Of the loan commitments outstanding at June 30, 2010, $11,142,000 are real estate construction loan commitments that are not expected to fund within the next twelve months due to the current downturn in the real estate market. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

Other Matters

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2010, no shares of common stock were repurchased under the share repurchase program. There is approximately $5,671,796 remaining that may yet be purchased under the plan.

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

COMMUNITY VALLEY BANCORP

July 30, 2010	By:	/s/ John F. Coger

John F. Coger

President, Chief Executive Officer

July 30, 2010	By:	/s/ Barbara A. Crouse

Barbara A. Crouse

Senior Vice President, CFO